Form 10-K405
F&M BANCORP
filed 1995-03-31
CIK 736473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

(Mark One)
/XX/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1994

                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from            to

                            Commission file number
                                   0-12638

                                F & M  BANCORP

            (Exact name of registrant as specified in its charter)

                 Maryland                             52-1316473
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

                            110 Thomas Johnson Drive
                           Frederick, Maryland 21702
              (Address of principal executive offices) (Zip Code)
                                 (301) 694-4000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $5.00 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /XX/   No / /

                           (Cover page 1 of 2 pages)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /XX/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, par value $5.00 per share:
              Market value held by non-affiliates
                at March 22, 1995                        $114,574,592
              Outstanding at March 22, 1995                 3,950,848 shares


                      Documents Incorporated by Reference

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II.

(2) Portions of the Proxy Statement dated March 6, 1995 relating to the 1994 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III.





                           (Cover page 2 of 2 pages)

                               TABLE OF CONTENTS


Part 1                                                                                                       Page
------                                                                                                       ----
Item 1           Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                   Farmers and Mechanics National Bank . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                          Commercial Banking and Related Services  . . . . . . . . . . . . . . . . . . . . .  1
                          Personal Banking Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
                          Trust Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                          Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                          Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                   Supervision and Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                          Banking Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
                          Bank Holding Company Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                          Capital Adequacy Guidelines  . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
                          Monetary Policy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                          New Legislation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
                   Statistical Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item 2           Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item 3           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 4           Submission of Matters to a Vote of
                   Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Part II
-------

Item 5           Market for Registrant's Common Equity and Related
                   Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 6           Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 7           Management's Discussion and Analysis of Financial
                   Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 8           Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 9           Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . 10

Part III
--------

Item 10          Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . 10
Item 11          Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 12          Security Ownership of Certain Beneficial Owners
                   and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 13          Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . 13

Part IV
-------

Item 14          Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                     PART I

ITEM 1.  BUSINESS

         F&M Bancorp ("Bancorp") is a bank holding company registered under the Bank Holding Company Act of 1956. It is incorporated in Maryland and commenced operations in 1984 when Farmers and Mechanics National Bank (the "Bank") became its wholly-owned subsidiary. The Bank is the only direct subsidiary of Bancorp and at December 31, 1994 was the largest bank in terms of assets and deposits headquartered in the Frederick, Maryland area.

Farmers and Mechanics National Bank

         The Bank was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. It conducts a general banking and trust company business through 20 offices located in Frederick, Carroll, and Montgomery Counties, Maryland. The Bank had total assets of $675,256,000, total deposits of $576,545,000, and total net loans of $453,750,000 at December 31, 1994.

         Commercial Banking and Related Services

         The Bank provides credit facilities and related services for the business community. The Bank offers various types of commercial lending products, including lines of credit, term loans, agricultural loans, real estate and construction loans, and other forms of secured financing. It also provides checking accounts, certificates of deposit, business financial services including various cash management programs, and night depository services.

         Personal Banking Services

         The Bank provides a wide range of personal banking services to individuals at each of the Bank's branch offices. Included in the services offered at most locations are interest-bearing and noninterest-bearing checking accounts, savings accounts, tiered money market deposit accounts, certificates of deposit, individual retirement accounts, home mortgage loans, home equity loans, home improvement loans, installment and other personal loans including automobile and other consumer financing, VISA(R) credit card services, and safe deposit boxes. The Bank has 21 24-hour automated teller machines ("ATMs") in various locations in the Frederick County area offering limited banking services. The Bank affiliated with the MOST(R) network in 1990 and joined the national and international ATM CIRRUS(R) network in 1992. Through system enhancements PLUS(R) ATM, MasterCard, and Independence cards can be accepted at all locations.

         Trust Services

         The individual trust services offered by the Bank include the administration of estates, and service as trustee of living, testamentary and insurance trusts, agency accounts, custodial accounts, employee benefit accounts, and self-directed IRA's.

         Competition

         The Bank operates in a highly competitive environment that has intensified in the past several years as a result of interstate banking and the entry into the market of new and diverse financial institutions not subject to the regulatory restrictions of domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and deposit gathering are more difficult to maintain as deregulation has allowed nonbanking institutions to offer alternative services to many of the Bank's customers. Competitors include not only other commercial banks, but also savings and loan associations, credit unions, money market funds, mortgage companies, leasing companies, and a wide variety of other financial service companies.

         Employees

         At December 31, 1994, Bancorp and its subsidiaries had 304 full-time and 50 part-time employees.

Supervision and Regulation

         Banking Regulation

         The Bank is subject to supervision and regulation by the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the Federal Deposit Insurance Corporation (the "FDIC") and is subject to examination by the Comptroller of the Currency. The official having primary supervisory authority over the Bank is the Comptroller of the Currency. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The law imposes limitations on loans by the Bank to Bancorp and on the amount of dividends that the Bank may declare. (See Note 15 of the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders on page 41, which is incorporated herein by reference.) The Bank may establish branch banking offices throughout Maryland with the prior approval of the Comptroller of the Currency. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.

         Bank Holding Company Act

         Bancorp is registered with the Federal Reserve Board as a bank holding company and is subject to supervision and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956 (the "Act"), as amended. The Act restricts the business activities and acquisitions that may be engaged in or made by Bancorp. Maryland law permits bank holding companies in Maryland to participate in regional interstate banking affiliations with bank holding companies in Delaware, the District of Columbia, Pennsylvania, Virginia, West Virginia, and ten additional states in the Southeastern United States. In addition, after prior approval, Bancorp may engage directly or indirectly in certain activities closely related to banking without geographical restriction. Bancorp must give prior notice of certain purchases or redemptions of its outstanding equity securities. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property, or furnishing of services.

         The Federal Reserve Board may issue cease and desist orders against bank holding companies and nonbank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve Board also regulates certain debt obligations of bank holding companies.

         Capital Adequacy Guidelines

         The Federal Reserve Board and the Comptroller of the Currency have historically determined the adequacy of a depository institution's capital resources by comparison of its capital to its assets. The leverage capital ratio measures the adequacy of capital in relation to the extent to which the institution has leveraged its assets. The risk-weighted assets ratio measures the adequacy of capital after weighting the risk inherent in the assets.

         The capital adequacy guidelines require depository institutions to maintain a minimum leverage capital ratio of 3 percent Tier 1 capital (primarily shareholders' equity) to total assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock, up to 25 percent of Tier 1 capital. Tier 1 capital excludes certain allowances for loan or lease losses, subordinated debt, and other intangible assets. At December 31, 1994, Bancorp's leverage capital ratio was 8.92 percent.

         Bancorp must also meet a total capital to risk-weighted assets ratio (risk-based capital ratio) of 8.00 percent, measuring the amount and nature of the assets and commitments currently at risk. The risk-based capital rules specify four categories of asset or commitment risk, with each category being assigned a weight of 0 percent through 100 percent depending upon the risk involved. Each asset or commitment of Bancorp is categorized and weighted appropriately, and its capital is then compared to the aggregate value of such risk-weighted assets or commitments to determine if additional capital is required. At least 50 percent of the capital must be made up of Tier 1 capital elements. At December 31, 1994, Bancorp's total risk-based capital ratio was
12.89 percent.

         The Comptroller of the Currency has capital adequacy ratios for the Bank that are consistent with those for Bancorp.

         Monetary Policy

         The earnings and growth of Bancorp and the Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities, including the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve System are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of the Bank or Bancorp cannot be predicted.

         New Legislation

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. During 1994, the federal banking regulatory agencies continued efforts to develop regulations to implement the new law. Among other things, FDICIA provides increased funding for the Bank Insurance Fund of the FDIC and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies and requires the development of a risk-based assessment system. A brief summary of certain provisions of FDICIA follows.

         In December 1992, a rule promulgated by the FDIC requiring "prompt corrective action" when an insured institution's capital falls to certain levels took effect. This rule restricts or prohibits certain activities and requires an insured institution to submit a capital restoration plan when it becomes undercapitalized. The restrictions and prohibitions become more severe as an institution's capital level declines. The rule defines five capital ratios which are as follows:

                                             Total                             Tier-1                             Tier-1
                                           Risk-Based                        Risk-Based                          Leverage
Capital Category                              Ratio                             Ratio                              Ratio
----------------                           ----------                        ----------                         ----------
Well capitalized                  greater than or equal to 10%       greater than or equal to  6%      greater than or equal to  5%
Adequately capitalized            greater than or equal to  8%       greater than or equal to  4%      greater than or equal to  4%
Undercapitalized                                 less than  8%                      less than  4%                     less than  4%
Significantly undercapitalized                   less than  6%                      less than  3%                     less than  3%
Critically undercapitalized(1)

(1) Ratio of tangible equity to total assets of 2 percent or less.

On the basis of these criteria, Bancorp is considered "well capitalized."

         Under FDICIA, only a well capitalized depository institution may accept brokered deposits without prior regulatory approval. FDICIA generally now requires full-scope on-site annual examinations of all insured depository institutions by the appropriate Federal banking agency although the examination may occur at longer intervals for small well-capitalized or state chartered banks. The Federal banking agencies are required to set compensation standards, but not specific salary levels or ranges, for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees and principal shareholders. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts. FDICIA has also greatly expanded the range of merger, purchase and assumption, and deposit transfer transactions involving banks and savings associations, that are exempt from payment of exit and entry fees upon the transfer of deposits between the FDIC's Bank Insurance Fund and the FDIC's Savings Association Insurance Fund. The Federal banking agencies have adopted uniform standards for extensions of credit secured by real estate or made to finance the construction of improvements on real estate.

         The FDIC has also issued a regulation implementing risk-based FDIC-insurance premiums. Under the regulation, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, will be assessed premiums ranging from 23 cents to 31 cents per each $100 of deposits. The Bank is currently being assessed at a premium rate of 23 cents per each $100 of deposits.

         It is anticipated that FDIC-insurance assessment rates will be reduced dramatically later in 1995 when the Bank Insurance Fund is expected to reach its statutory funding goal of 1.25% of insured deposits.

         Under Section 305 of FDICIA, the federal banking regulatory agencies are required to revise risk-based capital guidelines to take adequate account of interest rate risk. In late 1993, the federal banking agencies issued a joint notice of proposed rule-making which would establish procedures for measuring banks' interest rate risk ("IRR") exposures and methods for determining the amount of required capital. Under this proposal, IRR would be measured as the change in the net economic value of a bank for a specified change in interest rates. The change in an institution's net economic value would be defined as the change in the present value of its assets minus the change in the present value of its liabilities plus or minus the change in the present value of its off-balance sheet contracts. Evaluation of IRR exposure would be based on a bank's internal model, if approved as adequate, or a basic supervisory model. Certain low risk banks would be exempted from additional reporting requirements. Under this proposal, the amount of capital a bank may need to account for IRR will be determined by either a "Minimum Capital Standard" approach, which imposes a minimum capital charge based on the amount of measured IRR exposure in excess of a supervisory threshold, or by a "Risk Assessment" approach which assesses the need for capital based on a case-by-case analysis of IRR exposure in conjunction with certain other qualitative factors such as internal controls, overall financial condition, earnings capacity, capital base, and the level of other risks which may impair future earnings or capital.

         The FDIC issued a final rule, effective July 2, 1993, implementing
Section 112 of FDICIA, which requires state member banks and other insured depository institutions with $500 million or more in total assets as of the beginning of each fiscal year to obtain annual independent audits, to submit certain management reports to regulatory agencies, and to establish audit committees of their boards of directors composed of independent directors.

         As a consequence of the extensive regulations that have been adopted or proposed under FDICIA, management anticipates that the cost of doing business will continue to increase.

         In 1994, the Riegle Community Development and Regulatory Improvement Act was enacted. Among other things, the act provides for the promotion and expansion of specialized limited-purpose community development financial institutions, expands home ownership equity protection, encourages small business capital formation and provides for paperwork reduction and regulatory improvements designed to reduce "regulatory burden."

         The Riegel-Neal Interstate Banking and Branching Efficiency Act was also passed in late 1994. Under the act, out-of-state bank acquisitions will be permitted after September 29, 1995 subject to certain concentration limits. Also, beginning on June 1, 1997, interstate branching is permitted unless a state elects to "opt out" of interstate branching by enacting its own legislation. Alternatively, a state may choose to allow interstate branching earlier than June 1, 1997.

         As a result of this legislation, an even greater degree of competition will result in the banking industry. Bancorp may be brought into competition with institutions with which it does not presently compete. The effect of this increased competition on Bancorp's future earnings cannot be predicted.

         The foregoing references to laws and regulations which are applicable to Bancorp and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

Statistical Information

         The following supplementary information required under Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below in the 1994 Annual Report to Shareholders, which is incorporated herein by reference. The information should be read in conjunction with the related consolidated financial statements and notes thereto.

                                                                                                                  Pages
                                                                                                                  -----
Selected Financial Information                                                                                       17

Average Balances, Interest, and Average Rates                                                                     18-19

Analysis of Changes in Net Interest Income                                                                           20

Investment Portfolio Distribution                                                                                    22

Investment Portfolio Analysis                                                                                        22

Loan Portfolio Mix                                                                                                   23

Loan Maturities and Interest Sensitivity                                                                             23

Average Deposits and Rates Paid                                                                                      23

Maturity of Time Deposits of $100,000 or More                                                                        23

Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                                                                                     23

Nonperforming Assets and Contractually Past Due Loans                                                                24

Potential Problem Loans                                                                                              25

Allowance for Credit Losses                                                                                       25-26

Allocation of Allowance for Credit Losses                                                                            27


ITEM 2.  PROPERTIES

         The Bank owns a fee simple interest in the land and building located at 110 Thomas Johnson Drive, Frederick, Maryland which is used to house its principal executive offices and its main banking office. Construction of a four-story addition to this headquarters building is planned to begin in 1995.

         Of the remaining 19 banking offices of the Bank at December 31, 1994, 10 were owned and nine were leased. The Bank began construction on a new branch in December, 1994 on land previously owned on East Patrick Street in Frederick. This branch should be completed in the second quarter, 1995. The Bank will also be constructing a branch on leased land in Germantown, Maryland to increase accessibility for Montgomery County customers. This branch is targeted for completion in the third quarter, 1995. Of the 24 ATMs owned by the Bank at December 31, 1994, eight were located at branch sites owned by the Bank, eight were located in branch offices leased by the Bank and eight were located on land leased by the Bank separate from branch locations. Long-term leases covering the nine branch locations expire from 2002 to 2016, including the original lease terms plus renewal options. Long-term leases covering the ATM sites expire from 1995 to 2024, including the original lease terms plus renewal options. Additional information concerning rent expense is included in Note 13, on pages 39 and 40 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         Bancorp and the Bank are subject to various legal proceedings which are incidental to the ordinary course of business. In the opinion of the management, there are no material pending legal proceedings to which Bancorp or the Bank are a party or which involve any of their property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information concerning the price of and dividends on the registrant's Common Stock and related stockholder matters is included on the inside back cover of the 1994 Annual Report to Shareholders under the heading "SHAREHOLDERS' INFORMATION" and is incorporated herein by reference. Information concerning restrictions on the ability of the Bank to transfer funds in the form of dividends to Bancorp is included in Note 15 on page 41 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected Financial Information on page 17 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 28 in the 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 29 through 42, inclusive, of Bancorp's 1994 Annual Report to Shareholders are incorporated herein by reference.

                                                                    Pages
                                                                    -----
         Report of Independent Auditors                               42

         Consolidated Balance Sheets,
           December 31, 1994 and 1993                                 29

         Consolidated Statements of Income,
           Three Years Ended 1994                                     30

         Consolidated Statements of Changes
           In Shareholders' Equity,
           Three Years Ended 1994                                     31

         Consolidated Statements of Cash Flows
           Three Years Ended 1994                                     32

         Notes to Consolidated Financial
           Statements                                               33 - 42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No change of accountants took place within the last twenty-four months nor did any disagreement with accountants on accounting or financial disclosures arise during that time.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The text and table under "Election of Directors-Information Concerning Nominees" located on the third page through the sixth page, inclusive, of Bancorp's Proxy Statement dated March 6, 1995 are incorporated herein by reference.

         (b) The following is a list of the names and ages of all the executive officers of Bancorp and the Bank as of December 31, 1994 and all persons chosen to become executive officers since that date. All executive officers are elected to serve for a one year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected an officer.

                                    Position with Bancorp                      Position with the Bank
                                       and year elected                           and year elected
    Name and Age                         or appointed                               or appointed
--------------------               -----------------------                    -----------------------
Charles W. Hoff, III               Chairman of the Board                      Chairman of the Board
         age 60                    (1993) & Chief Executive                   (1993) & Chief Executive
                                   Officer (1983)                             Officer (1981)

Faye E. Cannon                     President & Chief                          President & Chief
         age 45                    Operating Officer (1993)                   Operating Officer (1993)

David R. Stauffer                  Vice President                             Executive Vice President
         age 47                    (1990)                                     (1990)

Alice E. Stonebreaker              Assistant Secretary &                      Senior Vice President
         age 48                    Assistant Treasurer                        (1985) & Cashier
                                   (1983)                                     (1985)

Gordon M. Cooley                   Secretary (1991)                           Senior Vice President
         age 41                    and Legal Officer                          (1990) & House Counsel
                                   (1987)                                     (1987)

Kenneth M. Sabanosh                Vice President &                           Senior Vice President
         age 51                    Treasurer                                  (1992) & Comptroller
                                   (1987)                                     (1987)

James C. Akers                                                                Senior Vice President
         age 53                                                               (1983) & Data Processing
                                                                              Manager (1981)

Wayne F. Fox                                                                  Senior Vice President
         age 48                                                               (1990) & Commercial Division
                                                                              Manager (1993)

C. Richard Miller, Jr.                                                        Senior Vice President
         age 46                                                               (1989)

Ronald O. Shirey                                                              Senior Vice President
         age 54                                                               (1988)

Patti A. Stuckey                                                              Senior Vice President
         age 51                                                               (1989) & Trust Division
                                                                              Manager (1988)

Philip D. Topper                                                              Senior Vice President
         age 52                                                               (1988)

Ronald C. Whitmore                                                            Senior Vice President
         age 46                                                               (1992)


         (c) Bancorp is not required to furnish information on certain significant employees pursuant to instructions contained in the form for this report.

         (d) There is no family relationship between any director, executive officer, or person nominated or chosen by Bancorp to become a director or executive officer, except that Ms. Cannon and Ms. Stonebreaker are sisters and Mr. Cooley is the son-in-law of Director
         H. Deets Warfield, Jr.

         (e) Each of the executive officers of Bancorp and Farmers and Mechanics National Bank, except for Messrs. Fox and Stauffer, has been an officer of Farmers and Mechanics National Bank for more than five years.

         Mr. Fox joined the Bank in December, 1990 as senior vice president and branch administrator. In 1992 he assumed the position of loan sales division manager and in 1993 the position of commercial division manager. Prior to joining the Bank he was a vice president and commercial loan and business development officer with Maryland National Bank in Frederick. He had been with Maryland National since 1968. Mr. Stauffer joined the Bank in September, 1990 as an executive vice president in the Loan Sales Group after serving as executive vice president and senior loan officer at Citizens Bank of Washington, Washington, D.C., beginning in November, 1989. Prior to that he was a senior vice president and division manager with Maryland National Bank. He had been with Maryland National Bank since 1970.

         (f) None of the events described in the instructions to the form of this report have occurred during the past five years to the knowledge of Bancorp.

         (g) Bancorp is not required to furnish this information because of the absence of the conditions under which it is required.


ITEM 11. EXECUTIVE COMPENSATION

         The text and tables under "Compensation Committee Report on Executive Compensation" located on the ninth page through the tenth page, and "Directors' Fees and Deferred Compensation Plan" located on the eleventh page of Bancorp's Proxy Statement dated March 6, 1995 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the section under "Security Ownership of Management" and the notes thereto located on the second page and the information contained in the section under "Security Ownership of Certain Beneficial Owners" located on the third page of Bancorp's Proxy Statement dated March 6, 1995 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The text under "Certain Transactions with Directors and Officers" located on the twelfth page of Bancorp's Proxy Statement dated March 6, 1995 is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     Filed documents:

                 (1)      Financial Statements:

                          See listing in Item 8.

                 (2)      Financial Statement Schedules:

                          Schedules I and II, inclusive, are omitted because of the absence of the conditions under which they are required.


                 (3)      Exhibits:

                           3.1 Articles of Incorporation of F&M Bancorp with all Articles of Amendment. Filed as an exhibit with the quarterly report on Form 10-Q for the second quarter of 1989 and incorporated herein by reference.

                           3.2 By-Laws of F&M Bancorp. Filed as an exhibit to Registration Statement on Form S-14 (File No. 2-88390) and incorporated herein by reference.

                          10.1 1983 Stock Option plan of F&M Bancorp as amended in April, 1991. Filed as Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-39942) and incorporated herein by reference.

                          10.2 Unfunded Deferred Compensation Plan for Non-Employee Directors of F&M Bancorp. Filed as Exhibit 10-F to Registration Statement on Form S-14 (File No. 2-88390) and incorporated herein by reference.

                          10.3 Farmers and Mechanics National Bank Executive Supplemental Income Plan as amended in March 1990. Filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-12638) and incorporated herein by reference.

                          10.4 F&M Bancorp Employee Stock Purchase Plan. Filed as Prospectus to Registration Statement on Form S-8 (File No. 33-39941) and incorporated herein by reference.

                          10.5 F&M Bancorp Dividend Reinvestment and Stock Purchase Plan. Filed as Prospectus to Registration Statement on Form S-3 (File No. 33-39940) and incorporated herein by reference.

                          11.     Statement re: computation of per share
                                  earnings.

                          13.     1994 Annual Report to Shareholders of F&M
                                  Bancorp.

                          21.     Subsidiaries of F&M Bancorp.

                          23.     Consent of Independent Accountants.

                          24.     Power of Attorney.

                          27.     Financial Data Schedule

         (b) No reports on Form 8-K were filed by Bancorp during the last quarter of 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             F&M BANCORP
                                             (Registrant)

Dated: March 23, 1995                        By:     /s/Charles W. Hoff, III
                                                     --------------------------
                                                     Charles W. Hoff, III
                                                     Chairman of the Board and
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             Principal Executive Officers:


March 23, 1995                               /s/Charles W. Hoff, III
                                             -------------------------------
                                             Charles W. Hoff, III
                                             Chairman of the Board and
                                             Chief Executive Officer

March 23, 1995                               /s/Faye E. Cannon
                                             ------------------------------
                                             Faye E. Cannon
                                             President & Chief Operating
                                             Officer


                                             Principal Financial &
                                             Accounting Officer:


March 23, 1995                               /s/Kenneth M. Sabanosh
                                             -------------------------------
                                             Kenneth M. Sabanosh
                                             Vice President and Treasurer


                                             A Majority of the Board
                                             of Directors


March 23, 1995                               /s/R. Carl Benna*
                                             -------------------------------
                                             R. Carl Benna
                                             Director

March 23, 1995                               /s/John D. Brunk*
                                             -------------------------------
                                             John D. Brunk
                                             Director


March 23, 1995                               /s/Beverly B. Byron*
                                             ------------------------------
                                             Beverly B. Byron
                                             Director


March 23, 1995                               /s/Faye E. Cannon*
                                             ------------------------------
                                             Faye E. Cannon
                                             Director


March 23, 1995                               /s/Martha E. Church*
                                             ------------------------------
                                             Martha E. Church
                                             Director


March 23, 1995                               /s/Albert H. Cohen*
                                             ------------------------------
                                             Albert H. Cohen
                                             Director


March 23, 1995                               /s/George B. Delaplaine, Jr.*
                                             ------------------------------
                                             George B. Delaplaine, Jr.
                                             Director


March 23, 1995                               /s/Maurice A. Gladhill*
                                             ------------------------------
                                             Maurice A. Gladhill
                                             Director


March 23, 1995                               /s/Charles W. Hoff, III*
                                             ------------------------------
                                             Charles W. Hoff, III
                                             Director


March 23, 1995                               /s/Charles A. Nicodemus*
                                             ------------------------------
                                             Charles A. Nicodemus
                                             Director


March 23, 1995                               /s/H. Deets Warfield, Jr.*
                                             ------------------------------
                                             H. Deets Warfield, Jr.
                                             Director

March 23, 1995                               /s/John C. Warfield*
                                             ------------------------------
                                             John C. Warfield
                                             Director


March 23, 1995                               /s/Thomas R. Winkler*
                                             ------------------------------
                                             Thomas R. Winkler
                                             Director

                                             *by Charles W. Hoff, III
                                              Attorney-in-fact

March 23, 1995                               /s/Charles W. Hoff, III
                                             ------------------------------
                                             Charles W. Hoff, III

                                EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------
     3.1    Articles of Incorporation of F&M Bancorp with
            all Articles of Amendment.  Filed as an
            exhibit with the quarterly report on Form
            10-Q for the second quarter of 1989 and
            incorporated herein by reference.

     3.2 By-Laws of F&M Bancorp. Filed as an exhibit to Registration Statement on Form S-14 (File
            No. 2-88390) and incorporated herein by
            reference.

    10.1 1983 Stock Option plan of F&M Bancorp as amended in April, 1991. Filed as Exhibit 4.1 to Registration Statement on Form S-8 (File
            No. 33-39942) and incorporated herein by reference.

    10.2    Unfunded Deferred Compensation Plan for
            Non-Employee Directors of F&M Bancorp. Filed as Exhibit 10-F to Registration Statement on
            Form S-14 (File No. 2-88390) and incorporated herein by reference.

    10.3    Farmers and Mechanics National Bank Executive
            Supplemental Income Plan as amended in March
            1990.  Filed as Exhibit 10.3 to the Annual
            Report on Form 10-K for the year ended
            December 31, 1990 (File No. 0-12638) and incorporated herein by reference.

    10.4    F&M Bancorp Employee Stock Purchase Plan.
            Filed as Prospectus to Registration Statement on Form S-8 (File No. 33-39941) and incorporated herein by reference.

    10.5    F&M Bancorp Dividend Reinvestment and Stock
            Purchase Plan.  Filed as Prospectus to
            Registration Statement on Form S-3 (File No.
            33-39940) and incorporated herein by
            reference.

    11.     Statement re: computation of per share
            earnings.

    13.     1994 Annual Report to Shareholders of F&M
            Bancorp.

    21.     Subsidiaries of F&M Bancorp.

    23.     Consent of Independent Accountants.

    24.     Power of Attorney.

    27.     Financial Data Schedule
