Form 10-Q
period 1995-03-31
F&M BANCORP
filed 1995-05-12
CIK 736473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   Form 10-Q

                             --------------------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from -- to --

                         Commission file number 0-12638

                                  F&M BANCORP

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

                                  301-694-4000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X             No
                          -----               -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $5 par value, 3,953,054 shares outstanding as of May 8, 1995.

         Exhibit index located on page 17.

                                  F&M BANCORP
                               TABLE OF CONTENTS


Part I   FINANCIAL INFORMATION                                      PAGE
         ---------------------                                      ----
         Consolidated Balance Sheets  (Unaudited),
         March 31, 1995 and 1994 and December 31, 1994                 3

         Consolidated Statements of Income  (Unaudited),
         Three Months Ended March 31, 1995 and 1994                    4

         Consolidated Statements of Cash Flows  (Unaudited),
         Three Months Ended March 31, 1995 and 1994                    5

         Consolidated Statements of Changes in Shareholders'
         Equity  (Unaudited), Three Months Ended March 31, 1995
         and Twelve Months Ended December 31, 1994                     6

         Notes to Consolidated Financial Statements  (Unaudited)       7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12


Part II  OTHER INFORMATION
         -----------------

         Item 4.  Submission of Matters to Vote of Security Holders   17

         Item 6.  Exhibits and Reports on Form 8-K                    18

         Signatures                                                   19

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M Bancorp and Subsidiary

(Dollars in thousands,                                                March 31              March 31             December 31
 except per share amounts)                                                1995                  1994                    1994
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
                Cash and due from banks                               $ 19,995              $ 25,013                 $22,132
                Federal funds sold                                          --                 9,000                   2,100
                                                                      --------              --------                 -------

                Total cash and cash equivalents                         19,995                34,013                  24,232
                                                                      --------              --------                 -------

                Loans held for sale                                        193                 2,725                     149
                                                                      --------              --------                 -------

                Investment securities
                  Held-to-maturity, fair value
                    $84,186, $31,702, and $84,405,
                    respectively                                        84,125                32,172                  86,291
                  Available-for-sale, at fair value                     74,929               146,946                  77,649
                                                                      --------              --------                 -------

                Total investment securities                            159,054               179,118                 163,940
                                                                      --------              --------                 -------

                Loans, net of unearned income                          468,189               402,305                 459,272
                Less:  Allowance for credit losses                      (5,673)               (5,488)                 (5,522)
                                                                      --------              --------                 -------

                Net loans                                              462,516               396,817                 453,750
                                                                      --------              --------                --------

                Bank premises and equipment, net                        13,883                12,021                  12,927
                Other real estate owned                                  3,311                 3,244                   3,559
                Interest receivable                                      4,443                 3,943                   4,573
                Intangible assets                                        4,384                   616                   4,501
                Other assets                                             7,549                 6,308                   7,625
                                                                      --------              --------                 -------

                Total assets                                          $675,328              $638,805                $675,256
                                                                      ========              ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
                Deposits
                  Noninterest-bearing                                 $ 82,753              $ 76,341                 $86,341
                  Interest-bearing                                     482,503               463,215                 489,955
                                                                      --------              --------                 -------

                Total deposits                                         565,256               539,556                 576,296
                Federal funds purchased and
                  securities sold under agreements
                  to repurchase                                         35,362                33,984                  31,959
                Other short-term borrowings                              6,922                 1,869                   1,933
                Accrued interest and other
                  liabilities                                            6,445                 5,110                   5,819
                                                                      --------              --------                 -------

                Total liabilities                                      613,985               580,519                 616,007
                                                                      --------              --------                 -------

Shareholders' equity
                Common stock, par value $5 per
                  share; authorized 10,000,000
                  shares; issued and outstanding
                  3,952,645 shares, 3,747,914
                  shares, and 3,946,984 shares,
                  respectively                                          19,763                18,740                  19,735
                Surplus                                                 19,756                15,841                  19,614
                Retained earnings                                       23,890                23,636                  22,873
                Net unrealized gain (loss) on
                  securities available for sale                         (2,066)                   69                  (2,973)
                                                                      --------              --------                  ------

Total shareholders' equity                                              61,343                58,286                  59,249
                                                                      --------              --------                 -------

                Total liabilities and shareholders'
                  equity                                              $675,328              $638,805                $675,256
                                                                      ========              ========                ========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
F&M BANCORP and Subsidiary


                                                                                                      Quarter ended
(Dollars in thousands,                                                                                   March 31
 except per share amounts)                                                                          1995           1994
- -----------------------------------------------------------------------------------------------------------------------
Interest Income
  Interest and fees on loans                                                                     $10,342        $ 8,251
  Interest and dividends on investment
    securities
      Taxable                                                                                      1,342          1,382
      Tax-exempt                                                                                     892            893
  Interest on federal funds sold                                                                       3             91
                                                                                                 -------        -------
  Total interest income                                                                           12,579         10,617
                                                                                                 -------        -------

Interest Expense
  Interest on deposits                                                                             4,689          3,786
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                                                                         602            247
  Interest on other short-term
    borrowings                                                                                        33             12
                                                                                                 -------        -------
  Total interest expense                                                                           5,324          4,045
                                                                                                 -------        -------

  Net interest income                                                                              7,255          6,572
  Provision for credit losses                                                                        300            225
                                                                                                 -------        -------
  Net interest income after provision
    for credit losses                                                                              6,955          6,347
                                                                                                 -------        -------

Noninterest Income
  Trust income                                                                                       341            253
  Service charges on deposit accounts                                                                674            454
  Gains on sales of property                                                                          11              5
  Other operating income                                                                             674            725
                                                                                                 -------        -------
  Total noninterest income                                                                         1,700          1,437
                                                                                                 -------        -------

Noninterest Expenses
  Salaries and employee benefits                                                                   3,052          2,807
  Occupancy and equipment expense                                                                    669            625
  Other operating expense                                                                          2,424          1,881
                                                                                                 -------        -------
  Total noninterest expenses                                                                       6,145          5,313
                                                                                                 -------        -------
  Income before provision for
    income taxes                                                                                   2,510          2,471
  Provision for income taxes                                                                         625            664
                                                                                                 -------        -------

Net Income                                                                                       $ 1,885        $ 1,807
                                                                                                 =======        =======

Earnings per Common Share
  Based on weighted average shares
    outstanding of 3,948,892 for
    1995, 3,933,356 for 1994                                                                     $   .48        $   .46
                                                                                                 =======        =======

Dividends per Share                                                                              $   .20        $   .19
                                                                                                 =======        =======

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
F&M BANCORP and Subsidiary

                                                                                                 March 31          March 31
(Dollars in thousands)                                                                               1995              1994
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
                Net income                                                                        $ 1,885           $ 1,807
                Adjustments to reconcile net income to net
                  cash provided by operating activities
                    Provision for credit losses                                                       300               225
                    Provision for other real estate owned                                             168                --
                    Depreciation and amortization                                                     250               241
                    Amortization of intangibles                                                       117                17
                    Net premium amortization on investment securities                                  38               160
                    Decrease in interest receivable                                                   130               117
                    Increase (decrease) in interest payable                                           114               (35)
                    Amortization (accretion) of net loan origination
                      costs (fees)                                                                     10              (106)
                    Gain on sales of equipment                                                        (10)               (4)
                    Gain on sales of other real estate owned                                           (1)               --
                    Decrease (increase) in loans held for sale                                        (44)            5,971
                    Increase in other assets                                                         (489)             (581)
                    Increase in other liabilities                                                     512               661
                                                                                                  -------           -------
                Net cash provided by operating activities                                           2,980             8,473
                                                                                                  -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
                Purchases of investment securities-held to maturity                                    --            (4,749)
                Purchases of investment securities-available for sale                              (2,238)          (19,960)
                Proceeds from calls of securities-held to maturity                                    255                --
                Proceeds from maturing securities-available for sale                                6,658            12,590
                Proceeds from maturing securities-held to maturity                                  1,645                --
                Net increase in loans                                                              (9,076)           (6,059)
                Purchases of premises and equipment                                                (1,206)             (409)
                Proceeds from sales of equipment                                                       10                 5
                Proceeds from sales of other real estate owned                                        111                --
                Other investing activities                                                            (30)             (147)
                                                                                                  -------           -------
                Net cash used in investing activities                                              (3,871)          (18,729)
                                                                                                  -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
                Net increase (decrease) in noninterest-bearing
                  deposits, interest-bearing checking, savings
                  and money market accounts                                                       (16,485)           20,708
                Net increase (decrease) in certificates of deposit                                  5,445            (3,306)
                Net increase in federal funds purchased
                  and securities sold under agreements to repurchase                                3,403             3,607
                Net increase (decrease) in other short-term borrowings                              4,989              (145)
                Cash dividends paid                                                                  (786)             (750)
                Dividend reinvestment plan                                                             (5)               (5)
                Proceeds from issuance of common stock                                                209                47
                Repurchase of common stock                                                           (116)              (10)
                                                                                                  -------           -------
                Net cash provided by (used in) financing activities                                (3,346)           20,146
                                                                                                  -------           -------
                Net increase (decrease) in cash and cash equivalents                               (4,237)            9,890
                Cash and cash equivalents at beginning of period                                   24,232            24,123
                                                                                                  -------           -------
                Cash and cash equivalents at end of period                                        $19,995           $34,013
                                                                                                  =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                Cash payments for interest                                                        $ 5,210           $ 4,080

NON-CASH INVESTING AND FINANCING ACTIVITIES
                Fair value adjustment for securities available
                  for sale, net of deferred income taxes payable
                  (benefits)                                                                          853            (1,442)

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiary


                                                                                                     Net Unrealized
                                                                                                      Gain (Loss)
                                                                                                     on Securities
(Dollars in thousands                                     Common                       Retained        Available
except per share amounts)                                  Stock         Surplus       Earnings         for Sale              Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                             $18,728         $15,811        $22,589          $ 1,511            $58,639
Net income                                                    --              --          7,956               --              7,956
Dividend reinvestment plan                                    --              --            (46)              --                (46)
Stock Dividend (5%)                                          933           3,473         (4,406)              --                 --
Cash dividends paid
  ($.78 per share)                                            --              --         (3,079)              --             (3,079)
Stock options exercised
  (22,521 shares)                                            113             368             --               --                481
Stock repurchased
  (7,688 shares)                                             (39)            (38)          (141)              --               (218)
Fair value adjustment for
  securities available
  for sale, net                                               --              --             --           (4,484)            (4,484)
                                                         -------         -------        -------          -------            -------

Balance at December 31, 1994                              19,735          19,614         22,873           (2,973)            59,249
Net income                                                    --              --          1,885               --              1,885
Dividend reinvestment plan                                    --              --             (5)              --                 (5)
Cash dividends paid
  ($.20 per share)                                            --              --           (786)              --               (786)
Stock options exercised
  (9,578 shares)                                              48             161             --               --                209
Stock repurchased
  (3,917 shares)                                             (20)            (19)           (77)              --               (116)
Fair value adjustment for
  securities available
  for sale, net                                               --              --             --              907                907
                                                         -------         -------        -------          -------            -------

Balance at March 31, 1995                                $19,763         $19,756        $23,890          $(2,066)           $61,343
                                                         =======         =======        =======          =======            =======

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Summary of Significant Accounting Policies

                The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp's significant accounting policies is set forth in Note 1 to the consolidated financial statements in it's Annual Report on Form 10-K for 1994.

                Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.

Investment Securities

                Investment securities are summarized as follows:

                ------------------------------------------------------------------------------------------------
                                                        March 31, 1995
                ------------------------------------------------------------------------------------------------
                                                                           Gross            Gross      Estimated
                                                     Amortized        Unrealized       Unrealized           Fair
                (In thousands)                            Cost             Gains           Losses          Value
                ------------------------------------------------------------------------------------------------
                Available-for-sale:
                  U.S. Treasury securities
                  and obligations of U.S.
                  government corporations
                  and agencies                        $ 46,823            $   43           $  882       $ 45,984

                  Obligations of states
                  and political sub-
                  divisions                              2,232                21                4          2,249

                  Mortgage-backed
                  securities                            25,313                15            1,113         24,215
                ------------------------------------------------------------------------------------------------
                Total-debt securities                   74,368                79            1,999         72,448
                Equity securities                        2,481                --               --          2,481
                ------------------------------------------------------------------------------------------------
                Total available-for-sale:               76,849                79            1,999         74,929
                ------------------------------------------------------------------------------------------------
                Held-to-maturity:
                  U.S. Treasury securities
                  and obligations of U.S.
                  government corporations
                  and agencies                           7,101               162               --          7,263

                  Obligations of states
                  and political
                  subdivisions                          65,710               533              897         65,346

                  Mortgage-backed
                  securities                            11,314               263               --         11,577
                ------------------------------------------------------------------------------------------------
                Total held-
                to-maturity                             84,125               958              897         84,186
                ------------------------------------------------------------------------------------------------
                Total investment
                securities                            $160,974            $1,037           $2,896       $159,115
                ================================================================================================

                                  (Unaudited)

                   -----------------------------------------------------------------------------------------------
                                                                                 March 31, 1994
                   -----------------------------------------------------------------------------------------------
                                                                               Gross            Gross    Estimated
                                                       Amortized          Unrealized       Unrealized         Fair
                   (In thousands)                           Cost               Gains           Losses        Value
                   -----------------------------------------------------------------------------------------------
                   Available-for-sale:
                     U.S. Treasury securities
                     and obligations of U.S.
                     government corporations
                     and agencies                       $ 62,727              $  101           $  624     $ 62,204

                     Obligations of states
                     and political sub-
                     divisions                            37,728               1,334               44       39,018

                     Mortgage-backed
                     securities                           44,225                 145              799       43,571
                   -----------------------------------------------------------------------------------------------
                   Total-debt securities                 144,680               1,580            1,467      144,793
                   Equity securities                       2,153                  --               --        2,153
                   -----------------------------------------------------------------------------------------------
                   Total available-for-sale:             146,833               1,580            1,467      146,946
                   -----------------------------------------------------------------------------------------------
                   Held-to-maturity:
                     Obligations of states
                     and political subdivisions           32,172                 171              641       31,702
                   -----------------------------------------------------------------------------------------------
                   Total investment
                   securities                           $179,005              $1,751           $2,108     $178,648
                   ===============================================================================================


                   -----------------------------------------------------------------------------------------------
                                                                                December 31, 1994
                   -----------------------------------------------------------------------------------------------
                                                                               Gross            Gross    Estimated
                                                       Amortized          Unrealized       Unrealized         Fair
                   (In thousands)                           Cost               Gains           Losses        Value
                   -----------------------------------------------------------------------------------------------
                   Available-for-sale:
                     U.S. Treasury securities
                     and obligations of U.S.
                     government corporations
                     and agencies                       $ 50,804              $   --           $1,573     $ 49,231

                     Obligations of states
                     and political sub-
                     divisions                             2,234                  11               20        2,225

                     Mortgage-backed
                     securities                           25,696                   1            1,730       23,967
                   -----------------------------------------------------------------------------------------------
                   Total-debt securities                  78,734                  12            3,323       75,423
                   Equity securities                       2,226                  --               --        2,226
                   -----------------------------------------------------------------------------------------------
                   Total available-for-sale:              80,960                  12            3,323       77,649
                   -----------------------------------------------------------------------------------------------
                   Held-to-maturity:
                     U.S. Treasury securities
                     and obligations of U.S.
                     government corporations
                     and agencies                          7,045                  --               --        7,045

                     Obligations of states
                     and political
                     subdivisions                         67,734                  18            1,904       65,848

                     Mortgage-backed
                     securities                           11,512                  --               --       11,512
                   -----------------------------------------------------------------------------------------------
                   Total held-
                   to-maturity                            86,291                  18            1,904       84,405
                   -----------------------------------------------------------------------------------------------
                   Total investment
                   securities                           $167,251              $  30            $5,227     $162,054
                   ===============================================================================================

                                  (Unaudited)

Effective December 31, 1993, Bancorp adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the use of fair value accounting for certain investment categories. Applying the new accounting and reporting standards prescribed in the Statement, Bancorp classifies its investments in debt and equity securities into two categories: held-to-maturity and available-for-sale.

Securities classified as held-to-maturity are those debt securities that Bancorp has both the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method.

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that Bancorp intends to hold for an indefinite period of time but not necessarily to maturity. These securities may be sold as part of its asset/liability management strategy, or in response to significant movements in interest rates, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value, with any unrealized gains and losses reported as a separate component of shareholders' equity, net of the related deferred tax effect.

The fair value of investments in the available-for-sale category was $74,929,000 at March 31, 1995, which was $1,920,000 less than the amortized cost of these securities. The fair value of investments in the available-for-sale category at December 31, 1994 was $77,649,000 which was $3,311,000 less than the amortized cost of these securities.

Regardless of the classification, dividend and interest income, including amortization of premiums and accretion of discounts arising at acquisition, is included in interest income in the consolidated statements of income. Realized gains and losses, if any, determined based on the adjusted cost of the specific securities sold, are reported as a separate line item in noninterest income in the consolidated statements of income.

                                  (Unaudited)

The amortized cost and estimated fair values of investments at March 31, 1995 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          Amortized              Fair
(in thousands)                                                                               Cost                Value
- -------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                                                                            $ 24,530              $ 24,341
  After 1 but within 5 years                                                                 23,525                22,992
  After 5 years but within 10 years                                                           1,000                   900
  Mortgage-backed securities                                                                 25,313                24,215
  Equity securities                                                                           2,481                 2,481
- -------------------------------------------------------------------------------------------------------------------------
  Total available-for-sale                                                                   76,849                74,929
- -------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  Within 1 year                                                                               6,928                 6,937
  After 1 but within 5 years                                                                 34,707                35,089
  After 5 years but within 10 years                                                          31,176                30,583
  Mortgage-backed securities                                                                 11,314                11,577
- -------------------------------------------------------------------------------------------------------------------------
  Total held-to-maturity                                                                     84,125                84,186
- -------------------------------------------------------------------------------------------------------------------------
Total investment securities                                                                $160,974              $159,115
=========================================================================================================================


The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required and permitted by law, totaled $73,201,000 at March 31, 1995.

Proceeds from calls of debt securities available for sale for the period ended March 31, 1995 were $255,000. No gains or losses were realized on those calls.

                                  (Unaudited)


Loans

Loans, net of unearned income, consist of the following:


- -------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31,                   December 31,
- -------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                              1995            1994                 1994
- -------------------------------------------------------------------------------------------------------------------------
Real Estate Loans
  Construction and land development                                       $ 20,180         $ 21,107              $ 19,454
  Secured by farmland                                                        6,033            5,344                 6,093
  Secured by 1 to 4 family
    residential properties                                                 105,216           99,068               103,750
  Other                                                                     80,610           72,014                81,297
Loans to farmers                                                             1,662            1,677                 1,815
Commercial and industrial loans                                             46,050           37,842                44,371
Loans to individuals for household,
  family, and other personal
  expenditures                                                             192,669          149,259               185,004
Credit card loans                                                           10,947           10,689                12,199
All other loans and lease financing
  receivables                                                                4,822            5,305                 5,289
- -------------------------------------------------------------------------------------------------------------------------

Totals                                                                    $468,189         $402,305              $459,272
=========================================================================================================================

Loans to states, political subdivisions, and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the statement of condition.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.


Bank Premises and Equipment


Investments in bank premises and equipment are as follows:

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                March 31,                      December 31,
- ---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                             1995            1994                     1994
- ---------------------------------------------------------------------------------------------------------------------------
Bank premises and land                                                    $15,559          $13,602                  $14,673
Furniture and equipment                                                     9,271            8,496                    8,978
Leasehold improvements                                                        967              967                      967
- ---------------------------------------------------------------------------------------------------------------------------

                                                                           25,797           23,065                   24,618
Less accumulated depreciation
  and amortization                                                        (11,914)         (11,044)                 (11,691)
- ---------------------------------------------------------------------------------------------------------------------------

  Net premises and equipment                                              $13,883          $12,021                  $12,927
===========================================================================================================================

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         F&M Bancorp's net income for the first quarter of 1995 was $1,885,000 or 48 cents per share compared with $1,807,000 or 46 cents per share for the same period last year. The 4.3 percent increase in earnings was attributed to increases in interest and fee income on loans, trust and deposit fee income and income tax planning strategies.

Net Interest Income (Taxable-Equivalent Basis)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                           1995                         1994
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Average                      Average
- -----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                              Balance     Rate             Balance      Rate
- -----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
Federal funds sold                                                                 $    183     6.65%            $11,324      3.26%
- -----------------------------------------------------------------------------------------------------------------------------------
Investment securities(1)
  Taxable                                                                            96,613     5.56             107,467      5.14
  Tax-exempt                                                                         68,510     7.89              67,087      8.07
- -----------------------------------------------------------------------------------------------------------------------------------

Total investment securities                                                         165,123     6.53             174,554      6.27
- -----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned interest                                                     464,681     9.07             399,557      8.42
- -----------------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                                                       629,987     8.42             585,435      7.70
- -----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
Interest-bearing deposits
  Checking                                                                           68,318     2.27              62,514      2.41
  Savings                                                                           105,152     2.87             105,474      2.75
  Money Market                                                                       90,788     3.42              87,738      2.90
  Certificates of deposit
    under $100,000                                                                  193,922     5.11             174,502      4.25
  Certificates of deposit
    $100,000 and over                                                                27,725     5.16              25,211      3.89
- -----------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing deposits                                                     485,905     3.91             455,439      3.37
- -----------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase                                              42,102     5.80              31,854      3.14
  Other                                                                               2,359     5.67               1,735      2.80
- -----------------------------------------------------------------------------------------------------------------------------------

Total short-term borrowings                                                          44,461     5.79              33,589      3.13
- -----------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                                                  530,366     4.07             489,028      3.35
- -----------------------------------------------------------------------------------------------------------------------------------

Interest-free funds                                                                  99,621      --               96,407       --
- -----------------------------------------------------------------------------------------------------------------------------------

Total funding                                                                       629,987     3.42             585,435      2.80
===================================================================================================================================

Net interest earnings*                                                             $  7,763                     $  7,072
===================================================================================================================================

Net interest spread                                                                             4.35%                         4.35%
===================================================================================================================================

Net yield on earning assets                                                                     5.00%                         4.90%
===================================================================================================================================

*Includes the following taxable-equivalent adjustments: First Quarter - $508 thousand in 1995 and $500 thousand in 1994. Each represents a pro forma amount of net interest income (above the amount reported in the income statement) that adjusts the yield on tax-exempt assets to a basis equivalent to that of taxable assets.


(1) Excludes fair value adjustments.

For the first quarter of 1995, net interest income on a taxable-equivalent basis increased $691,000 or 9.8 percent compared with the same period last year. The net interest spread was maintained at 4.35 percent while the net interest margin (net interest income as a percent of earning assets) increased 10 basis points compared with the same period last year.

The average rate earned on earning assets was 72 basis points higher than last year-to-date. Average earning assets increased by 7.6 percent. Continuing a trend established in the last half of 1994, loan demand remained strong. Proceeds from maturities of investment securities were needed to fund this demand. Average loans increased 16.3 percent compared with the first quarter of 1994 while the average investment in federal funds sold and investment securities declined 11.1 percent during the same period. The change in the earning asset mix to higher yielding assets accompanied by rising market interest rates acted to improve the earning asset yield. Continued strong loan demand is expected through the remainder of the year.

The average rate paid on interest-bearing liabilities was 72 basis points higher than last year-to-date. Reversing a trend of the last several years, customers are now shifting their deposits to higher-yielding certificates of deposit from savings and checking accounts. Intense competition between financial institutions for core deposit retention and acquisition has also acted to drive liability rates higher. Average deposit balances increased 7.0 percent when compared with the same period last year. The acquisition of three branch offices of the former Standard Federal Savings Association completed in the last quarter of 1994 contributed significantly to this increase. An increased reliance on short-term funding sources also acted to drive the average rate paid on interest bearing liabilities upward. This reliance on short-term funding sources should be reduced in the second quarter when additional deposits are acquired from the acquisition of two branches from First Union National Bank of Maryland. In addition, the Bank plans to open two new branches in the near future and will solidify its market share with the addition of two offices through its pending merger with the Bank of Brunswick.

Management continually monitors Bancorp's balance sheet to insulate net interest income from significant swings caused by interest rate volatility using the concept of natural hedges. If market rates were to continue to increase as predicted, corresponding changes in asset mix and funding sources and rates would be considered to avoid a negative impact on net interest income.

Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in the table below, Bancorp had a net liability sensitive position of $5,521,000 within the one year time frame. This position would indicate that Bancorp has the potential for decreased earnings if market interest rates continue to rise in the next twelve months. Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also utilizes simulation modeling to analyze the volatility of net interest income as a result of changes in interest rates. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance-sheet contracts is also measured. At March 31, 1995, the changes in net interest income and/or market value calculated under these alternative methods were within established parameters.

INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 1995 (1)

                                                                                                                             Total
                                                                                              Total          Greater        quarter
                                  1-30          31-90           91-180        181-365         within          than            end
(In thousands)                    days           days            days           days          1 year          1 year        balance
- --------------                  -------        -------         -------        -------        -------         -------        -------
Interest-earning
Assets:
Federal funds
  sold                          $     --       $     --        $     --       $     --       $     --        $     --       $     --

Investment
  securities (2)                   1,245          7,488          17,496         32,262         58,491          98,082        156,573
Loans, net                        91,716         22,264          28,704         64,392        207,076         253,737        460,813
                                --------       --------        --------       --------       --------        --------       --------
 Total                          $ 92,961       $ 29,752        $ 46,200       $ 96,654       $265,567        $351,819       $617,386
                                ========       ========        ========       ========       ========        ========       ========

Interest-bearing
  Liabilities:
Deposits                        $ 44,155       $ 44,783        $ 60,557       $ 79,310       $228,805        $253,542       $482,347
Short-term
  borrowings                      36,283          6,000              --             --         42,283              --         42,283
                                --------       --------        --------       --------       --------        --------       --------
  Total                         $ 80,438       $ 50,783        $ 60,557       $ 79,310       $271,088        $253,542       $524,630
                                ========       ========        ========       ========       ========        ========       ========

Interest
  Sensitivity Gap:
Period                          $ 12,523       $(21,031)       $(14,357)      $ 17,344       $ (5,521)       $ 98,277       $ 92,756
Cumulative                        12,523         (8,508)        (22,865)        (5,521)        (5,521)         92,756         92,756

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.

The allowance for credit losses was $5,673,000 or 1.2 percent of loans outstanding as of March 31, 1995 compared with $5,522,000 or 1.2 percent of loans outstanding as of December 31, 1994 and $5,488,000 or 1.4 percent of loans outstanding as of March 31, 1994. The provision for credit losses for the first quarter of 1995 was $300,000 compared with $225,000 for the same quarter last year. Net charge-offs for the first quarter decreased $48,000 when compared with the first quarter of last year. Total nonaccrual loans at the end of the first quarter were $1,867,000 compared with $2,086,000 at December 31, 1994 and $1,558,000 at March 31, 1994. Loans past due 90 days or more and still accruing were $298,000 at

March 31, 1995 compared with $213,000 at December 31, 1994 and $1,092,000 at March 31, 1994. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans are modest in relation to the size of the loan portfolio.

Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at March 31, 1995 is considered adequate.

Noninterest income increased $263,000 or 18.3 percent compared with the first quarter of last year. Contributing significantly to the increase was income from deposit service which increased $220,000 or 48.5 percent. Trust fees also increased $88,000 or 34.8 percent. The increases result, in part, from strategies undertaken in 1994 to increase noninterest income coupled with higher deposit levels. Management continues to be actively committed to increasing this source of revenue.

Noninterest expenses increased $832,000 or 15.7 percent compared with the same period last year. The increase was attributable primarily to costs associated with branch acquisition activities and provisions made in connection with other real estate owned.

The provision for income taxes declined $39,000 for the quarter, The decline was attributable to the realization of tax benefits from tax planning strategies implemented in the second quarter of 1994.

Shareholder's equity totaled $61,343,000 at March 31, 1995, an increase of 3.5 percent compared with the 1994 year end level of $59,249,000 and an increase of
5.2 percent from the year earlier level of $58,286,000. The fair value of the available for sale portfolio has increased $907,000 (net of deferred taxes) since year end. Our capital levels are considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio. Both our risk-based capital and our leverage capital ratios exceed regulatory guidelines as of March 31, 1995, as follows:

                                    Risk-based Capital
                                  ----------------------
                                  Tier 1         Total                       Leverage
                                  Capital      Capital                        Ratio
                                  -------      -------                       --------
Actual                             11.88%       13.01%                          8.85%
Minimum                             4.00%        8.00%                          3.00%
                                  -------      -------                       --------
Excess                              7.88%        5.01%                          5.85%
                                  =======      =======                       ========

Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines. Risk-based capital and leverage ratios will continue to exceed regulatory guidelines after the First Union and Bank of Brunswick acquisitions are finalized.

                          PART II - Other Information

Item 4  Submission of Matters to Vote of Security Holders

          (a) The annual meeting of stockholders of F&M Bancorp was held April 11, 1995.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

          (c)       Election of Directors

                            Name                                    For               Withheld           Abstain
                            ----                                 ---------            --------           -------
                    R. Carl Benna                                2,980,912               --                2,793
                    John D. Brunk                                2,981,863               --                1,842
                    Beverly B. Byron                             2,917,297               --               66,408
                    Faye E. Cannon                               2,981,863               --                1,842
                    Martha E. Church                             2,957,269               --               26,436
                    Albert H. Cohen                              2,979,654               --                4,051
                    George B. Delaplaine, Jr.                    2,981,475               --                2,230
                    Maurice A. Gladhill                          2,978,684               --                5,021
                    Charles W. Hoff, III                         2,981,863               --                1,842
                    Charles A. Nicodemus                         2,980,673               --                3,032
                    H. Deets Warfield, Jr.                       2,956,692               --               27,013
                    John C. Warfield                             2,977,909               --                5,796
                    Thomas R. Winkler                            2,976,021               --                7,684


                    Adoption of 1995 Stock Option Plan
                      For          2,698,873
                      Withheld       111,692
                      Against        168,000

Item 6  Exhibits and Reports on Form 8-K                                Page

 (a)        Exhibits

            11  Statement Re:  Computation of per share earnings.


 (b) No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1995.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              F&M BANCORP
                                              -----------
                                              (Registrant)





May 10, 1995                                  /s/Kenneth M. Sabanosh
- ------------                                  --------------------------------
DATE                                          KENNETH M. SABANOSH
                                              VICE PRESIDENT AND TREASURER