Form 10-Q
period 1995-06-30
F&M BANCORP
filed 1995-08-11
CIK 736473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   Form 10-Q

                               -----------------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

                     Yes    X             No
                         ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $5 par value, 4,411,076 shares outstanding as of July 31, 1995.

Exhibit index located on page 19.

                                 F&M BANCORP
                              TABLE OF CONTENTS


Part I      FINANCIAL INFORMATION                                           PAGE
            ---------------------                                           ----
            Consolidated Balance Sheets  (Unaudited),
            June 30, 1995 and 1994 and December 31, 1994                     3

            Consolidated Statements of Income  (Unaudited),
            Three and Six Months Ended June 30, 1995 and 1994                4

            Consolidated Statements of Cash Flows  (Unaudited),
            Six Months Ended June 30, 1995 and 1994                          5

            Consolidated Statements of Changes in Shareholders'
            Equity  (Unaudited), Six Months Ended June 30, 1995
            and Twelve Months Ended December 31, 1994                        6

            Notes to Consolidated Financial Statements  (Unaudited)          7

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             14


Part II     OTHER INFORMATION
            -----------------

            Item 6.  Exhibits and Reports on Form 8-K                       19

            Signatures                                                      20

CONSOLIDATED BALANCE SHEETS (Unaudited)(Note 2)
F&M Bancorp and Subsidiary

(Dollars in thousands,                        June 30        June 30         December 31
 except per share amounts)                       1995           1994                1994
- ------------------------------------------------------------------------------------------
ASSETS
       Cash and due from banks                 $ 24,602        $ 21,801          $ 23,326
       Federal funds sold                         7,000           2,929             2,100
                                               --------        --------          --------

       Total cash and cash equivalents           31,602          24,730            25,426
                                               --------        --------          --------

       Interest-bearing deposits with banks          --             789               100
                                               --------        --------          --------

       Loans held for sale                          782           2,204               149
                                               --------        --------          --------

       Investment securities
         Held-to-maturity, fair value
           $84,183, $37,905, and $89,588,
           respectively                          82,713          38,679            91,654
         Available-for-sale, at fair value       81,825         134,522            77,649
                                               --------        --------          --------

       Total investment securities              164,538         173,201           169,303
                                               --------        --------          --------

       Loans, net of unearned income            494,129         431,555           480,399
       Less:  Allowance for credit losses        (5,995)         (5,926)           (5,793)
                                               --------        --------          --------

       Net loans                                488,134         425,629           474,606
                                               --------        --------          --------

       Bank premises and equipment, net          15,685          12,774            13,714
       Other real estate owned                    2,784           3,633             3,559
       Interest receivable                        4,887           4,347             4,757
       Intangible assets                          5,553             596             4,501
       Other assets                               9,350           5,706             7,744
                                               --------        --------          --------

       Total assets                            $723,315        $653,609          $703,859
                                               ========        ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
       Deposits
         Noninterest-bearing                   $ 90,326        $ 79,419          $ 90,575
         Interest-bearing                       526,193         479,383           511,604
                                               --------        --------          --------

       Total deposits                           616,519         558,802           602,179
       Federal funds purchased and
         securities sold under agreements
         to repurchase                           32,961          26,542            31,959
       Other short-term borrowings                2,000           1,838             1,933
       Accrued interest and other
         liabilities                              5,893           5,667             5,906
                                               --------        --------          --------

       Total liabilities                        657,373         592,849           641,977
                                               --------        --------          --------

Shareholders' equity
       Common stock, par value $5 per
         share; authorized 10,000,000
         shares; issued and outstanding
         4,410,458 shares, 4,195,990
         shares, and 4,204,626 shares,
         respectively                            22,052          20,980            21,023
       Surplus                                   24,576          19,860            20,126
       Retained earnings                         20,461          21,040            23,706
       Net unrealized loss on
         securities available for sale           (1,147)         (1,120)           (2,973)
                                               --------        --------          --------

       Total shareholders' equity                65,942          60,760            61,882
                                               --------        --------          --------

       Total liabilities and shareholders'
         equity                                $723,315        $653,609          $703,859
                                               ========        ========          ========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)(Note 2)
F&M BANCORP and Subsidiary


                                               Six month period      Three month period
(Dollars in thousands,                          ended June 30          ended June 30
 except per share amounts)                   1995           1994      1995        1994
- ---------------------------------------------------------------------------------------
Interest Income
  Interest and fees on loans                  $22,029       $17,735    $11,222   $ 9,065
  Interest and dividends on investment
    securities
      Taxable                                   2,811         2,858      1,404     1,404
      Tax-exempt                                1,787         1,826        885       927
  Interest on federal funds sold                   21           175         18        66
  Interest on deposits with banks                   1            12         --         9
                                              -------       -------    -------   -------
  Total interest income                        26,649        22,606     13,529    11,471
                                              -------       -------    -------   -------

Interest Expense
  Interest on deposits                         10,191         7,948      5,328     3,984
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                    1,186           531        578       284
  Interest on other short-term
    borrowings                                    146            27        113        15
                                              -------       -------    -------   -------
  Total interest expense                       11,523         8,506      6,019     4,283
                                              -------       -------    -------   -------

  Net interest income                          15,126        14,100      7,510     7,188
  Provision for credit losses                     600           460        300       228
                                              -------       -------    -------   -------
  Net interest income after provision
    for credit losses                          14,526        13,640      7,210     6,960
                                              -------       -------    -------   -------

Noninterest Income
  Trust income                                    736           470        395       217
  Service charges on deposit accounts           1,406           994        715       522
  Gains (losses) on sales of property              11           681         --       676
  Other operating income                        1,473         1,270        743       491
                                              -------       -------    -------   -------
  Total noninterest income                      3,626         3,415      1,853     1,906
                                              -------       -------    -------   -------

Noninterest Expenses
  Salaries and employee benefits                6,523         6,057      3,327     3,086
  Occupancy and equipment expense               1,469         1,372        754       696
  Other operating expense                       5,227         4,512      2,641     2,505
                                              -------       -------    -------   -------
  Total noninterest expenses                   13,219        11,941      6,722     6,287
                                              -------       -------    -------   -------
  Income before provision for
    income taxes                                4,933         5,114      2,341     2,579
  Provision for income taxes                    1,226         1,371        574       688
                                              -------       -------    -------   -------

Net Income                                    $ 3,707       $ 3,743    $ 1,767   $ 1,891
                                              =======       =======    =======   =======

Earnings per Common Share
  Based on weighted average shares
    outstanding of 4,405,971 for
    1995, 4,389,618* for 1994                 $  0.84       $  0.85*   $  0.40   $  0.43*
                                              =======       =======    =======   =======

Dividends per Share                           $   .36       $   .35*   $   .18   $   .17*
                                              =======       =======    =======   =======

* Reflects restatement for stock dividend.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(Note 2)
F&M BANCORP and Subsidiary

                                                                June 30        June 30
(Dollars in thousands)                                           1995            1994
- ----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                               $ 3,707         $ 3,743
       Adjustments to reconcile net income to net
         cash provided by operating activities
           Provision for credit losses                              600             460
           Provision for other real estate owned                    318             110
           Depreciation and amortization                            564             543
           Amortization of intangibles                              244              33
           Net premium amortization on investment securities         69             319
           Increase in interest receivable                         (130)           (111)
           Increase (decrease) in interest payable                  175             (73)
           Accretion of net loan origination fees                   (96)           (218)
           Gain on sales of equipment                                (5)             (9)
           Gain on sales of other real estate owned                  (6)           (672)
           Decrease (increase) in loans held for sale              (633)          6,492
           Decrease (increase) in other assets                   (2,743)            917
           Increase (decrease) in other liabilities                (188)            505
                                                                -------         -------
       Net cash provided by operating activities                  1,876          12,039
                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of investment securities-held to maturity       (2,129)         (7,361)
       Purchases of investment securities-available for sale     (6,439)        (20,012)
       Proceeds from calls of securities-held to maturity           255              --
       Proceeds from maturing securities-available for sale      10,997          22,938
       Proceeds from maturing securities-held to maturity         5,075             656
       Net increase in loans                                    (14,032)        (15,950)
       Purchases of premises and equipment                       (2,555)           (732)
       Proceeds from sales of equipment                              25              10
       Intangible assets                                         (1,296)              3
       Proceeds from sales of other real estate owned               511             876
       Other investing activities                                   (48)           (166)
                                                                -------         -------
       Net cash used in investing activities                     (9,636)        (19,738)
                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in noninterest-bearing deposits,
         interest-bearing checking, savings and money market
         accounts                                               (16,383)         17,655
       Net increase (decrease) in certificates of deposit        30,723          (7,395)
       Net increase (decrease) in federal funds purchased
         and securities sold under agreements to repurchase       1,002          (3,835)
       Net increase (decrease) in other short-term borrowings        67            (176)
       Cash dividends paid                                       (1,603)         (1,525)
       Dividend reinvestment plan                                   (31)            (35)
       Proceeds from issuance of common stock                       277             107
       Repurchase of common stock                                  (116)            (29)
                                                                -------         -------
       Net cash provided by financing activities                 13,936           4,767
                                                                -------         -------
       Net increase (decrease) in cash and cash equivalents       6,176          (2,932)
       Cash and cash equivalents at beginning of period          25,426          27,662
                                                                -------          ------
       Cash and cash equivalents at end of period               $31,602         $24,730
                                                                =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for interest                               $11,348          $8,579
       Cash payments for income tax                               1,399           1,352

NON-CASH INVESTING AND FINANCING ACTIVITIES
       Fair value of assets acquired with formation of
         real estate partnership                                $    --         $   644
       Less:  Minority interest in consolidated subsidiary           --            (644)
                                                                -------         -------
       Net                                                           --              --
       Fair value adjustment for securities available
         for sale, net of deferred income taxes payable
         (benefits)                                               1,826          (2,631)

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)(Note 2)
F&M BANCORP and Subsidiary


                                                                                              Net Unrealized
                                                                                                Gain (Loss)
                                                                                               on Securities
(Dollars in thousands                      Common                                Retained         Available
except per share amounts)                   Stock             Surplus            Earnings         for Sale            Total
- --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993               $18,728            $15,811            $22,589           $ 1,511             $58,639
Effect of pooling (Note 2)                   1,288                512                691                --               2,491
Net income                                      --                 --              8,151                --               8,151
Dividend reinvestment plan                      --                 --                (46)               --                 (46)
Stock dividend                                 933              3,473             (4,406)               --                  --
Cash dividends paid
  ($.70* per share)                             --                 --             (3,132)               --              (3,132)
Stock options exercised
  (22,521 shares)                              113                368                 --                --                 481
Stock repurchased
  (7,688 shares)                               (39)               (38)              (141)               --                (218)
Fair value adjustment for
  securities available
  for sale, net                                 --                 --                 --            (4,484)             (4,484)
                                           -------            -------            -------           -------             -------

Balance at December 31, 1994                21,023             20,126             23,706            (2,973)             61,882
Net income                                      --                 --              3,707                --               3,707
Dividend reinvestment plan                      --                 --                (31)               --                 (31)
Stock dividend                                 984              4,257             (5,241)               --                  --
Cash dividends paid
  ($.36 per share)                              --                 --             (1,603)               --              (1,603)
Stock options exercised
  (12,884 shares)                               65                212                 --                --                 277
Stock repurchased
  (3,917 shares)                               (20)               (19)               (77)               --                (116)
Fair value adjustment for
  securities available
  for sale, net                                 --                 --                 --             1,826               1,826
                                           -------            -------            -------           -------             -------

Balance at June 30, 1995                   $22,052            $24,576            $20,461           $(1,147)            $65,942
                                           =======            =======            =======           =======             =======


* Reflects restatement for stock dividend.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. Summary of Significant Accounting Policies

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

Note 2. Acquisition

On May 31, 1995, F&M Bancorp consummated its merger with the Bank of Brunswick, Brunswick, Maryland, in a tax-free exchange of stock. Shareholders of the Bank of Brunswick received 10.74 shares of F&M Bancorp stock for each of the 24,000 shares of the Bank of Brunswick capital stock and cash in lieu of any fractional share. The merger was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to include the accounts of the Bank of Brunswick.

The combined and separate results of operations for the Bank of Brunswick and F&M Bancorp preceding the merger are as follows:

                                                 Bank
(Dollars in thousands)                             of         F&M
For the Three Months Ended June 30, 1994    Brunswick     Bancorp   Combined
- ----------------------------------------    ---------     -------   --------
Total income                                     $543      $12,834   $13,377
Net income                                         39        1,852     1,891
Net income per share                                           .45       .43

                                                 Bank
                                                   of       F&M
For the Six Months Ended June 30, 1994      Brunswick   Bancorp   Combined
- --------------------------------------      ---------   -------   --------
Total income                                   $1,082   $24,939    $26,021
Net income                                         84     3,659      3,743
Net income per share                                        .89        .85

Total income and net income of the Bank of Brunswick for the periods during 1995 prior to affiliation totalled $563,000 and $55,000 through March 31, 1995 and $949,000 and $32,000 through May 31, 1995.

Note 3. Investment Securities

     Investment securities are summarized as follows:

     ----------------------------------------------------------------------------
                                                   June 30, 1995
     ----------------------------------------------------------------------------
                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
          (In thousands)             Cost       Gains      Losses       Value
     ----------------------------------------------------------------------------
     Available-for-sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies                $ 50,789    $  166        $  389     $ 50,566

       Obligations of states
       and political sub-
       divisions                      3,235        42            19        3,258

       Other                            100        --            --          100

       Mortgage-backed
       securities                    25,036        53           364       24,725
     ----------------------------------------------------------------------------
     Total-debt securities           79,160       261           772       78,649
     Equity securities                3,176        --            --        3,176
     ----------------------------------------------------------------------------
     Total available-for-sale:       82,336       261           772       81,825
     ----------------------------------------------------------------------------
     Held-to-maturity:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies                   7,127       344            --        7,471

       Obligations of states
       and political
       subdivisions                  64,542       957           409       65,090

       Mortgage-backed
       securities                    11,044       578            --       11,622
     ----------------------------------------------------------------------------
     Total held-to-maturity          82,713     1,879           409       84,183
     ----------------------------------------------------------------------------
     Total investment
     securities                    $165,049    $2,140        $1,181     $166,008
     ============================================================================

                                  (Unaudited)


     ----------------------------------------------------------------------
                                             June 30, 1994
     ----------------------------------------------------------------------
                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
     (In thousands)                 Cost       Gains      Losses      Value
     ----------------------------------------------------------------------
     Available-for-sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies             $ 58,664      $   25      $1,291   $ 57,398

       Obligations of states
       and political sub-
       divisions                  35,209       1,091          47     36,253

       Mortgage-backed
       securities                 40,320          61       1,663     38,718
     ----------------------------------------------------------------------
     Total-debt securities       134,193       1,177       3,001    132,369
     Equity securities             2,153          --          --      2,153
     ----------------------------------------------------------------------
     Total available-for-sale:   136,346       1,177       3,001    134,522
     ----------------------------------------------------------------------
     Held-to-maturity:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies                4,024          23          47      4,000

       Obligations of states
       and political
       subdivisions               33,958         142         901     33,199

       Other debt securities         525           6          --        531

       Mortgage-backed
       securities                    172           3          --        175
     ----------------------------------------------------------------------
     Total held-to-maturity       38,679         174         948     37,905
     ----------------------------------------------------------------------
     Total investment
     securities                 $175,025      $1,351      $3,949   $172,427
     ======================================================================

                                  (Unaudited)

     ----------------------------------------------------------------------
                                         December 31, 1994
     ----------------------------------------------------------------------
                                               Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized       Fair
     (In thousands)                 Cost       Gains      Losses      Value
     ----------------------------------------------------------------------
     Available-for-sale:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies             $ 50,804      $  --      $1,573    $ 49,231

       Obligations of states
       and political sub-
       divisions                   2,234         11          20       2,225

       Mortgage-backed
       securities                 25,696          1       1,730      23,967
     ----------------------------------------------------------------------
     Total-debt securities        78,734         12       3,323      75,423
     Equity securities             2,226         --          --       2,226
     ----------------------------------------------------------------------
     Total available-for-sale:    80,960         12       3,323      77,649
     ----------------------------------------------------------------------
     Held-to-maturity:
       U.S. Treasury securities
       and obligations of U.S.
       government corporations
       and agencies               11,062          3          97      10,968

       Obligations of states
       and political
       subdivisions               68,741         18       1,993      66,766

       Other debt securities         200          1          --         201

       Mortgage-backed
       securities                 11,651          2          --      11,653
     ----------------------------------------------------------------------
     Total held-to-maturity       91,654         24       2,090      89,588
     ----------------------------------------------------------------------
     Total investment
     securities                 $172,614      $  36      $5,413    $167,237
     ======================================================================

                                  (Unaudited)

Effective December 31, 1993, F&M Bancorp ("Bancorp") adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the use of fair value accounting for certain investment categories. Applying the new accounting and reporting standards prescribed in the Statement, Bancorp classifies its investments in debt and equity securities into two categories: held-to-maturity and available-for-sale.

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

                                  (Unaudited)

The amortized cost and estimated fair values of investments at June 30, 1995 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized         Fair
(in thousands)                                       Cost           Value
- -----------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                                      $ 24,857        $ 24,828
  After 1 but within 5 years                           26,064          25,946
  After 5 years but within 10 years                     3,203           3,150
  Mortgage-backed securities                           25,036          24,725
  Equity securities                                     3,176           3,176
- -----------------------------------------------------------------------------
  Total available-for-sale                             82,336          81,825
- -----------------------------------------------------------------------------
Held-to-maturity:
  Within 1 year                                         7,905           7,955
  After 1 but within 5 years                           32,840          33,670
  After 5 years but within 10 years                    30,924          30,936
  Mortgage-backed securities                           11,044          11,622
- -----------------------------------------------------------------------------
  Total held-to-maturity                               82,713          84,183
- -----------------------------------------------------------------------------
Total investment securities                          $165,049        $166,008
=============================================================================



The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required and permitted by law, totaled $75,599,000 at June 30, 1995.

Proceeds from calls of debt securities held to maturity for the period ended June 30, 1995 were $255,000. No gains or losses were realized on those calls.

                                  (Unaudited)


Note 4. Loans

Loans, net of unearned income, consist of the following:


- ------------------------------------------------------------------------------------------------
                                                            June 30,               December 31,
- ------------------------------------------------------------------------------------------------
(In thousands)                                          1995           1994             1994
- ------------------------------------------------------------------------------------------------
Real Estate Loans
  Construction and land development                     $ 21,206       $ 17,706         $ 21,193
  Secured by farmland                                      6,176          5,978            6,132
  Secured by 1 to 4 family
    residential properties                               116,459        112,754          115,873
  Other                                                   85,395         73,803           86,430
Loans to farmers                                           1,688          1,671            1,815
Commercial and industrial loans                           50,491         41,920           44,584
Loans to individuals for household,
  family, and other personal
  expenditures                                           197,030        160,848          186,435
Credit card loans                                         10,983         11,593           12,199
All other loans and lease financing
  receivables                                              4,701          5,282            5,738
- ------------------------------------------------------------------------------------------------

Totals                                                  $494,129       $431,555         $480,399
================================================================================================

Loans to states, political subdivisions, and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the statement of condition.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.


Note 5. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

- -------------------------------------------------------------------------------------------------------
                                                                June 30,                  December 31,
- -------------------------------------------------------------------------------------------------------
(In thousands)                                            1995             1994                  1994
- -------------------------------------------------------------------------------------------------------
Bank premises and land                                      $17,111         $14,290            $15,349
Furniture and equipment                                      10,417           9,398              9,733
Leasehold improvements                                          967             967                967
- -------------------------------------------------------------------------------------------------------

                                                             28,495          24,655             26,049
Less accumulated depreciation
  and amortization                                          (12,810)        (11,881)           (12,335)
- -------------------------------------------------------------------------------------------------------
  Net premises and equipment                                $15,685         $12,774            $13,714
=======================================================================================================


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

         F&M Bancorp's net income for the second quarter of 1995 was $1,767,000 or 40 cents per share, a decrease of $124,000 or 6.6 percent compared with the second quarter of last year. Year-to-date net income was $3,707,000 or $.84 per share and $3,743,000 or $.85 per share for the first six months of 1995 and 1994, respectively. Earnings per share for prior periods have been restated to reflect the stock dividend distributed in May, 1995.

Net Interest Income (Taxable-Equivalent Basis)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                  Second Quarter                                             Six Months
- ------------------------------------------------------------------------------------------------------------------------------------
                                        1995                     1994                                1995                1994
- ------------------------------------------------------------------------------------------------------------------------------------
                              Average                       Average                          Average              Average
- ------------------------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)       Balance       Rate            Balance      Rate                Balance      Rate    Balance     Rate
- ------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
Federal funds sold              $  1,265     5.71%           $  6,632     3.99%              $    731     5.79%    $ 10,181    3.47%
- ------------------------------------------------------------------------------------------------------------------------------------

Investment securities(1)(2)
  Taxable                         98,477     5.69             110,100     5.13                 99,725     5.64      111,206    5.16
  Tax-exempt                      67,712     7.93              69,884     8.03                 68,609     7.89       68,835    8.04
- ------------------------------------------------------------------------------------------------------------------------------------

Total investment securities      166,189     6.61             179,984     6.26                168,334     6.56      180,041    6.26
- -----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned
  interest                       494,295     9.14             428,288     8.53                490,066     9.10      423,217    8.49
- -----------------------------------------------------------------------------------------------------------------------------------

Total interest-earning
  assets                         661,749     8.50             614,904     7.82                659,131     8.46      613,439    7.77
- -----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
Interest-bearing deposits
  Checking                        66,833     2.32              64,813     2.27                 67,571     2.34       64,730    2.34
  Savings                        111,526     3.03             118,843     2.77                112,816     2.95      117,025    2.77
  Money Market                    84,255     3.63              92,341     2.94                 87,503     3.57       91,474    2.92
  Certificates of deposit
    under $100,000               216,551     5.48             179,959     4.23                208,727     5.29      180,871    4.23
  Certificates of deposit
    $100,000 and over             25,712     5.82              22,677     4.00                 26,713     5.48       23,937    3.94
- ------------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing
  deposits                       504,877     4.23             478,633     3.37                503,330     4.08      478,037    3.35
- ------------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings
  Federal funds purchased
    and securities
    sold under agreements
    to repurchase                 39,383     5.90              29,873     3.83                 40,910     5.85       30,858    3.47
  Other                            6,860     6.61               1,609     3.74                  4,621     6.37        1,672    3.26
- ------------------------------------------------------------------------------------------------------------------------------------

Total short-term borrowings       46,243     6.00              31,482     3.81                 45,531     5.90       32,530    3.46
- ------------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing
  liabilities                    551,120     4.38             510,115     3.37                548,861     4.23      510,567    3.36
- ------------------------------------------------------------------------------------------------------------------------------------

Interest-free funds              110,629      --              104,789      --                 110,270       --      102,872    --
- ------------------------------------------------------------------------------------------------------------------------------------

Total funding                    661,749     3.64             614,904     2.79                659,131     3.52      613,439    2.80
====================================================================================================================================

Net interest earnings*            $8,012                       $7,707                         $16,141               $15,121
====================================================================================================================================
Net interest spread                          4.12%                        4.45%                           4.23%                4.41%
====================================================================================================================================
Net yield on earning assets                  4.86%                        5.03%                           4.94%                4.97%
====================================================================================================================================

*Includes the following taxable-equivalent adjustments: Second quarter - $502 thousand in 1995 and $519 thousand in 1994; six months - $1,015 thousand in 1995 and $1,021 thousand in 1994. Each represents a pro forma amount of net interest income (above the amount reported in the income statement) that adjusts the yield on tax-exempt assets to a basis equivalent to that of taxable assets.

(1) Excludes fair value adjustments.
(2) Includes interest-bearing deposits with banks.

During the quarter, the merger with the Bank of Brunswick was completed. The merger was accounted for as a pooling-of interests. Accordingly, quarterly and year-to-date earnings for both 1995 and 1994 include the operations of the Bank of Brunswick. In addition, the acquisition of the deposits and facilities of two branch offices from First Union National Bank of Maryland was completed in June.

For the second quarter of 1995, net interest income on a taxable-equivalent basis increased $305,000 or 4.0 percent compared with the same period last year. Year-to-date net interest income on a taxable-equivalent basis increased $1,020,000 or 6.7 percent. The net interest spread declined 33 basis points and 18 basis points, respectively, for the quarter and year-to-date when compared with the same periods last year. The net interest margin (net interest income on a taxable-equivalent basis as a percent of earning assets) for the quarter and year-to-date declined 17 basis points and 3 basis points, respectively.

The average rate earned on earning assets was 69 basis points higher than last year-to-date and 68 basis points higher for the quarter. The quarterly rate earned of 8.50 percent was 4 basis points greater than the year-to-date rate of
8.46 percent, indicating a slightly positive trend. Average earning assets increased by 7.6 percent for the current quarter compared with the same quarter last year. For the year-to-date, average earning assets increased 7.4 percent.

Continuing a trend established in the last half of 1994, loan demand remained strong. To partially fund this loan demand, proceeds from maturing investment securities were utilized. As a result, the average balances of investment securities declined 7.7 percent and 6.5 percent for the quarter and year-to-date, respectively, while average loans increased 15.4 percent and 15.8 percent, respectively, for the same periods. The shift in the earning asset mix coupled with higher market interest rates has acted to improve the earning asset yield.

The average rate paid on interest-bearing liabilities was 87 basis points higher than last year-to-date and 101 basis points higher for the quarter. The quarterly rate paid of 4.38 percent for the quarter was 15 basis points higher than the 4.23 percent paid year-to-date, indicating a negative trend. Average deposits increased 5.5 percent for the quarter and 5.3 percent year-to-date. The acquisition of deposits from three branches of the former Standard Federal Savings Association completed in the last quarter of 1994 contributed significantly to this increase. Reversing a trend of the last several years, customers are now shifting their deposits to higher yielding certificates of deposit from savings and money market accounts to lock-in higher yields. In addition, competition between financial service providers to acquire and retain deposits has acted to drive liability rates higher. An increased reliance on higher cost, short-term borrowing which was required to fund loan demand also acted to drive the average rate paid on interest-bearing liabilities
upward.   As of June 30, 1995, reliance on short-term funding decreased due to the recent acquisition activity.

Management continually monitors Bancorp's balance sheet to insulate net interest income from significant swings caused by interest rate volatility using the concept of natural hedges. As market rates change, corresponding changes in asset mix, funding sources and pricing are considered to avoid a negative impact on net interest income.

Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated below, Bancorp had a net liability sensitive position of $33,498,000 within the one year horizon at June 30, 1995. This position would indicate that Bancorp has the potential for decreased earnings if market rates were to rise in the next twelve months. Conversely, if market rates were to decline in the next twelve months, an increase in earnings would be anticipated.


INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 1995 (1)

                                                                                                                          Total
                                                                                           Total         Greater         quarter
                              1-30          31-90           91-180         181-365         within         than             end
(In thousands)                days           days            days            days          1 year         1 year         balance
- --------------              -------        -------         -------         -------        -------        -------         -------
Interest-earning
Assets:
Federal funds
  sold                      $  7,000       $     --        $     --        $     --       $  7,000       $     --        $  7,000

Investment
  securities (2)               4,698          9,670          11,810          16,288         42,466        118,896         161,362
Loans, net                    96,035         18,559          26,155          64,744        205,493        281,522         487,015
                            --------       --------        --------        --------       --------       --------        --------
 Total                      $107,733       $ 28,229        $ 37,965        $ 81,032       $254,959       $400,418        $655,377
                            ========       ========        ========        ========       ========       ========        ========

Interest-bearing
  Liabilities:
Deposits                    $ 48,487       $ 52,448        $ 57,920        $ 94,641       $253,496       $272,580        $526,076
Short-term
  borrowings                  34,961             --              --              --         34,961             --          34,961
                            --------       --------        --------        --------       --------       --------        --------
  Total                     $ 83,448       $ 52,448        $ 57,920        $ 94,641       $288,457       $272,580        $561,037
                            ========       ========        ========        ========       ========       ========        ========

Interest
  Sensitivity Gap:
Period                      $ 24,285       $(24,219)       $(19,955)       $(13,609)      $(33,498)      $127,838        $ 94,340
Cumulative                    24,285             66         (19,889)        (33,498)       (33,498)        94,340          94,340

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also utilizes simulation modeling to analyze the volatility of net interest income as a result of changes in interest rates. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance sheet contracts is also measured. At June 30, 1995 the changes in net interest income and/or market value calculated under these alternative methods were within established parameters.

The allowance for credit losses was $5,995,000 or 1.2 percent of loans outstanding as of June 30, 1995 compared with $5,793,000 or 1.2 percent of loans outstanding as of December 31, 1994 and $5,926,000 or 1.4 percent of loans outstanding as of June 30, 1994. The provision for credit losses for the second quarter of 1995 was $72,000 greater than the same quarter last year and $140,000 greater year-to-date. Net charge-offs for the second quarter increased $208,000 when compared with the second quarter of 1994 and increased $160,000 year-to-date. Total nonaccrual loans at the end of the second quarter were $1,598,000 compared with $2,086,000 at December 31, 1994 and $1,392,000 at
June 30, 1994. Loans past due 90 days or more and still accruing were $418,000 at June 30, 1995 compared with $213,000 at December 31, 1994 and $162,000 at June 30, 1994. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans are modest in relation to the size of the loan portfolio.

Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at June 30, 1995 is considered adequate.

Noninterest income declined 2.8 percent for the second quarter and increased
6.2 percent year-to-date compared with the same periods last year. Exclusive of gains on sales of property, including $676,000 realized on sales of former bank premises that occurred in the second quarter of last year, noninterest income increased $623,000 or 50.7 percent and $881,000 or 32.2 percent for the quarter and year-to-date, respectively. Significant increases were achieved in trust fees and service charges on deposit accounts. The increases result, in large measure, from strategies undertaken in 1994 to increase noninterest income coupled with higher deposits levels. Management continues to be actively committed to increasing this source of revenue.

Noninterest expenses increased $435,000 or 6.9 percent for the second quarter and $1,278,000 or 10.7 percent year-to-date compared with the same periods last year. Expenses incurred in connection with Bancorp's acquisition activities contributed significantly to the increase. In the fourth quarter of 1994, the bank's retail delivery system expanded to include three branch offices acquired from the Standard Federal Savings Association. Late in the second quarter of 1995, two additional branch locations were acquired from First Union National Bank of Maryland. Amortization of intangibles, included in other operating expense, increased $117,000 and $212,000 for the quarter and year-to-date, respectively, as a result of these acquisitions. Provisions for decline in value of other real estate owned also increased $69,000 and $237,000 for the quarter and year-to-date, respectively, when compared with the same periods last year.

The provision for income taxes decreased $114,000 for the quarter, and $145,000 for the year-to-date. The decrease was attributable to lower pre-tax income, increased tax-exempt income as a percentage of pre-tax income, and the realization of tax benefits from tax planning strategies implemented in the second quarter of last year.

Shareholder's equity totaled $65,942,000 at June 30, 1995, an increase of 6.6 percent compared with the 1994 year end level of $61,882,000 and an increase of
8.5 percent from the year earlier level of $60,760,000. The fair value of the available for sale portfolio increased $1,826,000 (net of deferred taxes) since year end concurrent with the rebound in the bond market. Capital levels are considered sufficient to absorb anticipated future price volatility. Although capital ratios have declined due to the addition of intangible assets associated with the recent branch acquisitions, both our risk-based capital and our leverage capital ratios continue to exceed regulatory guidelines as of June 30, 1995, as follows:

                           Risk-based Capital
                         ----------------------
                         Tier 1         Total             Leverage
                         Capital      Capital              Ratio
                         -------      -------             --------
Actual                    11.62%       12.74%                8.74%
Minimum                    4.00%        8.00%                3.00%
                         -------      -------             --------
Excess                     7.62%        4.74%                5.74%
                         =======      =======             ========



Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines.

Item 6  Exhibits and Reports on Form 8-K
                                                                         Page
                                                                         ----
 (a)     Exhibits

         11  Statement Re:  Computation of per share  earnings.           21

         27  Financial Data Schedule

 (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1995.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          F&M BANCORP
                                          -----------
                                          (Registrant)




August 9, 1995                            /s/Kenneth M. Sabanosh
- --------------                            -------------------------------
DATE                                      KENNETH M. SABANOSH
                                          VICE PRESIDENT AND TREASURER