Form 10-Q
period 1995-09-30
F&M BANCORP
filed 1995-11-14
CIK 736473

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  Form 10-Q

                           ----------------------

           / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

                     Yes    X             No
                         -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $5 par value, 4,412,641 shares outstanding as of October
31, 1995.

Exhibit index located on page 21.

                                  F&M BANCORP
                               TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION                                                       PAGE
          ---------------------                                                       ----

          Consolidated Balance Sheets  (Unaudited),
          September 30, 1995 and 1994 and December 31, 1994                              3

          Consolidated Statements of Income  (Unaudited),
          Three and Nine Months Ended September 30, 1995 and 1994                        4

          Consolidated Statements of Cash Flows  (Unaudited),
          Nine Months Ended September 30, 1995 and 1994                                  5

          Consolidated Statements of Changes in Shareholders'
          Equity  (Unaudited), Nine Months Ended September 30, 1995
          and Twelve Months Ended December 31, 1994                                      6

          Notes to Consolidated Financial Statements  (Unaudited)                        7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           14


Part II   OTHER INFORMATION
          -----------------

          Item 6.  Exhibits and Reports on Form 8-K                                     21

          Signatures                                                                    22

CONSOLIDATED BALANCE SHEETS (Unaudited)(Note 2)
F&M Bancorp and Subsidiary

(Dollars in thousands,                    September 30    September 30       December 31
 except per share amounts)                        1995            1994              1994
----------------------------------------------------------------------------------------
ASSETS
       Cash and due from banks                $ 21,024        $ 21,511          $ 23,326
       Federal funds sold                        4,100           1,223             2,100
                                              --------        --------          --------

       Total cash and cash equivalents          25,124          22,734            25,426
                                              --------        --------          --------

       Interest-bearing deposits with banks         --             199               100
                                              --------        --------          --------

       Loans held for sale                         362           1,505               149
                                              --------        --------          --------

       Investment securities
         Held-to-maturity, fair value
           $86,385, $37,930, and $89,588,
           respectively                         84,388          39,073            91,654
         Available-for-sale, at fair value      82,665         122,092            77,649
                                              --------        --------          --------

       Total investment securities             167,053         161,165           169,303
                                              --------        --------          --------

       Loans, net of unearned income           496,506         454,755           480,399
       Less:  Allowance for credit losses       (5,595)         (5,894)           (5,793)
                                              --------        --------         --------

       Net loans                               490,911         448,861           474,606
                                              --------        --------          --------

       Bank premises and equipment, net         15,730          12,803            13,714
       Other real estate owned                   2,707           3,563             3,559
       Interest receivable                       5,055           4,159             4,757
       Intangible assets                         5,404             579             4,501
       Other assets                              9,129           7,492             7,744
                                              --------        --------          --------

       Total assets                           $721,475        $663,060          $703,859
                                              ========        ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
       Deposits
         Noninterest-bearing                  $ 86,733        $ 83,014          $ 90,575
         Interest-bearing                      522,852         482,229           511,604
                                              --------        --------          --------

       Total deposits                          609,585         565,243           602,179
       Federal funds purchased and
         securities sold under agreements
         to repurchase                          36,280          23,269            31,959
       Other short-term borrowings               1,853           7,014             1,933
       Accrued interest and other
         liabilities                             6,446           5,806             5,906
                                              --------        --------          --------

       Total liabilities                       654,164         601,332           641,977
                                              --------        --------          --------

Shareholders' equity
       Common stock, par value $5 per
         share; authorized 10,000,000
         shares; issued and outstanding
         4,412,550 shares, 4,200,039
         shares, and 4,204,626 shares,
         respectively                           22,063          21,000            21,023
       Surplus                                  24,608          19,936            20,126
       Retained earnings                        21,617          22,418            23,706
       Net unrealized loss on
         securities available for sale            (977)         (1,626)           (2,973)
                                              --------        --------          --------

       Total shareholders' equity               67,311          61,728            61,882
                                              --------        --------          --------

       Total liabilities and shareholders'
         equity                               $721,475        $663,060          $703,859
                                              ========        ========          ========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)(Note 2)
F&M BANCORP and Subsidiary


                                             Nine month period    Three month period
(Dollars in thousands,                       ended September 30    ended September 30
 except per share amounts)                     1995       1994       1995       1994
--------------------------------------------------------------------------------------
Interest Income
  Interest and fees on loans                 $33,335     $27,375    $11,306    $ 9,640
  Interest and dividends on investment
    securities
      Taxable                                  4,210       4,181      1,399      1,323
      Tax-exempt                               2,670       2,713        883        887
  Interest on federal funds sold                 139         200        118         25
  Interest on deposits with banks                  1          18         --          6
                                             -------     -------    -------    -------
  Total interest income                       40,355      34,487     13,706     11,881
                                             -------     -------    -------    -------

Interest Expense
  Interest on deposits                        15,724      12,048      5,533      4,100
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                   1,683         839        497        308
  Interest on other short-term
    borrowings                                   165          49         19         22
                                             -------     -------    -------    -------
  Total interest expense                      17,572      12,936      6,049      4,430
                                             -------     -------    -------    -------

  Net interest income                         22,783      21,551      7,657      7,451
  Provision for credit losses                    950         685        350        225
                                             -------     -------    -------    -------
  Net interest income after provision
    for credit losses                         21,833      20,866      7,307      7,226
                                             -------     -------    -------    -------

Noninterest Income
  Trust income                                 1,134         755        398        285
  Service charges on deposit accounts          2,169       1,578        763        584
  Gains on sales of securities                     8          --          8         --
  Gains (losses) on sales of property             13         679          2         (2)
  Other operating income                       2,166       2,084        693        814
                                             -------     -------    -------    -------
  Total noninterest income                     5,490       5,096      1,864      1,681
                                             -------     -------    -------    -------

Noninterest Expenses
  Salaries and employee benefits               9,929       9,081      3,406      3,024
  Occupancy and equipment expense              2,292       2,029        823        657
  Other operating expense                      7,384       6,707      2,157      2,195
                                             -------     -------    -------    -------
  Total noninterest expenses                  19,605      17,817      6,386      5,876
                                             -------     -------    -------    -------
  Income before provision for
    income taxes                               7,718       8,145      2,785      3,031
  Provision for income taxes                   1,963       2,192        737        821
                                             -------     -------    -------    -------

Net Income                                   $ 5,755     $ 5,953    $ 2,048    $ 2,210
                                             =======     =======    =======    =======

Earnings per Common Share
  Based on weighted average shares
    outstanding of 4,407,840 for
    1995, 4,391,468* for 1994                $  1.31     $  1.36*   $  0.47    $  0.51*
                                             =======     =======    =======    =======

Dividends per Share                          $   .56     $   .53*   $   .20    $   .18*
                                             =======     =======    =======    =======

* Reflects restatement for stock dividend.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(Note 2)
F&M BANCORP and Subsidiary

                                                                         September 30         September 30
(Dollars in thousands)                                                           1995                 1994
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                            $ 5,755              $ 5,953
       Adjustments to reconcile net income to net
         cash provided by operating activities
           Provision for credit losses                                           950                  685
           Provision for other real estate owned                                 418                  210
           Depreciation and amortization                                         899                  816
           Amortization of intangibles                                           393                   50
           Net premium amortization on investment securities                      87                  447
           Decrease (increase) in interest receivable                           (298)                  77
           Increase (decrease) in interest payable                               220                  (24)
           Accretion of net loan origination fees                                (81)                (258)
           Gain on sales of equipment                                             (7)                 (17)
           Gain on sales/calls of securities available for sale                   (8)                  --
           Gain on sales of other real estate owned                               (6)                (662)
           Decrease (increase) in loans held for sale                           (213)               7,191
           Increase in other assets                                           (2,621)                (587)
           Increase in other liabilities                                         320                  596
                                                                             -------              -------
       Net cash provided by operating activities                               5,808               14,477
                                                                             -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of investment securities-held to maturity                    (3,306)              (8,765)
       Purchases of investment securities-available for sale                 (25,029)             (20,061)
       Proceeds from calls of securities-held to maturity                        255                   --
       Proceeds from sales/calls of securities-available for sale              6,139                2,230
       Proceeds from maturing securities-available for sale                   23,708               32,288
       Proceeds from maturing securities-held to maturity                      3,736                2,239
       Net increase in loans                                                 (17,174)             (39,361)
       Purchases of premises and equipment                                    (2,945)              (1,048)
       Proceeds from sales of equipment                                           37                   22
       Intangible assets                                                      (1,296)                   3
       Proceeds from sales of other real estate owned                            511                  876
       Other investing activities                                                (71)                (196)
                                                                             -------              -------
       Net cash used in investing activities                                 (15,435)             (31,773)
                                                                             -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in noninterest-bearing deposits,
         interest-bearing checking, savings and money market
         accounts                                                            (27,060)              18,538
       Net increase (decrease) in certificates of deposit                     34,466               (1,843)
       Net increase (decrease) in federal funds purchased
         and securities sold under agreements to repurchase                    4,321               (7,108)
       Net increase (decrease) in other short-term borrowings                    (80)               5,000
       Cash dividends paid                                                    (2,486)              (2,326)
       Dividend reinvestment plan                                                (40)                 (40)
       Proceeds from issuance of common stock                                    320                  216
       Repurchase of common stock                                               (116)                 (68)
                                                                             -------              -------
       Net cash provided by financing activities                               9,325               12,369
                                                                             -------              -------
       Net decrease in cash and cash equivalents                                (302)              (4,927)
       Cash and cash equivalents at beginning of period                       25,426               27,661
                                                                             -------              -------
       Cash and cash equivalents at end of period                            $25,124              $22,734
                                                                             =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for interest                                            $17,352              $12,960
       Cash payments for income tax                                            1,974                2,268

NON-CASH INVESTING AND FINANCING ACTIVITIES
       Fair value of assets acquired with formation of
         real estate partnership                                             $    --              $   644
       Less:  Minority interest in consolidated subsidiary                        --                 (644)
                                                                             -------              -------
       Net                                                                        --                   --
       Fair value adjustment for securities available
         for sale, net of deferred income taxes payable
         (benefits)                                                            1,996               (3,137)

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)(Note 2)
F&M BANCORP and Subsidiary

                                                                               Net Unrealized
                                                                                Gain (Loss)
                                                                               on Securities
(Dollars in thousands               Common                       Retained        Available
  except per share amounts)          Stock         Surplus       Earnings         for Sale        Total
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1993         $18,728         $15,811       $22,589         $ 1,511        $58,639
Effect of pooling (Note 2)             1,288             512           691              --          2,491
Net income                                --              --         8,151              --          8,151
Dividend reinvestment plan                --              --           (46)             --            (46)
Stock dividend                           933           3,473        (4,406)             --             --
Cash dividends paid
  ($.70* per share)                       --              --        (3,132)             --         (3,132)
Stock options exercised
  (22,521 shares)                        113             368            --              --            481
Stock repurchased
  (7,688 shares)                         (39)            (38)         (141)             --           (218)
Fair value adjustment for
  securities available
  for sale, net                           --              --            --          (4,484)        (4,484)
                                     -------         -------       -------         -------        -------

Balance at December 31, 1994          21,023          20,126        23,706          (2,973)        61,882
Net income                                --              --         5,755              --          5,755
Dividend reinvestment plan                --              --           (40)             --            (40)
Stock dividend                           984           4,257        (5,241)             --             --
Cash dividends paid
  ($.56 per share)                        --              --        (2,486)             --         (2,486)
Stock options exercised
  (15,002 shares)                         76             244            --              --            320
Stock repurchased
  (3,917 shares)                         (20)            (19)          (77)             --           (116)
Fair value adjustment for
  securities available
  for sale, net                           --              --            --           1,996          1,996
                                     -------         -------       -------         -------        -------

Balance at September 30, 1995        $22,063         $24,608       $21,617         $  (977)       $67,311
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

The combined and separate results of operations for the Bank of Brunswick and F&M Bancorp preceding the merger are as follows:

                                                   Bank
(Dollars in thousands)                               of       F&M
For the Three Months Ended September 30,1994  Brunswick   Bancorp   Combined
--------------------------------------------  ---------   -------   --------
Total income                                    $549      $13,013    $13,562
Net income                                        63        2,147      2,210
Net income per share                                          .51        .51

                                              Bank
                                              of              F&M
For the Nine Months Ended September 30, 1994  Brunswick   Bancorp   Combined
--------------------------------------------  ---------   -------   --------
Total income                                    $1,631    $37,952   $39,583
Net income                                         147      5,806     5,953
Net income per share                                         1.40      1.36

Total income and net income of the Bank of Brunswick for the periods during 1995 prior to affiliation totalled $563,000 and $55,000 through March 31, 1995 and $949,000 and $32,000 through May 31, 1995.

Note 3. Investment Securities


Investment securities are summarized as follows:
------------------------------------------------------------------------
                                      September 30, 1995
------------------------------------------------------------------------
                                          Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized         Fair
(In thousands)                 Cost       Gains      Losses        Value
------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies              $ 52,964      $  161       $288     $ 52,837

  Obligations of states
  and political sub-
  divisions                    3,233          54          7        3,280

  Mortgage-backed
  securities                  24,036          41        320       23,757
------------------------------------------------------------------------
Total-debt securities         80,233         256        615       79,874
Equity securities              2,791          --         --        2,791
------------------------------------------------------------------------
Total available-for-sale:     83,024         256        615       82,665
------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                 7,021         301         --        7,322

  Obligations of states
  and political
  subdivisions                66,634       1,417        229       67,822

  Mortgage-backed
  securities                  10,733         508         --       11,241
------------------------------------------------------------------------
Total held-to-maturity        84,388       2,226        229       86,385
------------------------------------------------------------------------
Total investment
securities                  $167,412      $2,482       $844     $169,050
========================================================================

                                  (Unaudited)


-----------------------------------------------------------------------
                                     September 30, 1994
-----------------------------------------------------------------------
                                          Gross       Gross   Estimated
                          Amortized  Unrealized  Unrealized        Fair
(In thousands)                 Cost       Gains      Losses       Value
-----------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies              $ 50,768       $  3      $1,439    $ 49,332

  Obligations of states
  and political sub-
  divisions                   32,721        837          73      33,485

  Mortgage-backed
  securities                  39,014         25       1,965      37,074
-----------------------------------------------------------------------
Total-debt securities        122,503        865       3,477     119,891
Equity securities              2,201         --          --       2,201
-----------------------------------------------------------------------
Total available-for-sale:    124,704        865       3,477     122,092
-----------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                 4,020         13          60       3,973

  Obligations of states
  and political
  subdivisions                34,599         88       1,188      33,499

  Other debt securities          300          2          --         302

  Mortgage-backed
  securities                     154          2          --         156
-----------------------------------------------------------------------
Total held-to-maturity        39,073        105       1,248      37,930
-----------------------------------------------------------------------
Total investment
securities                  $163,777       $970      $4,725    $160,022
=======================================================================

                                  (Unaudited)


----------------------------------------------------------------------
                                    December 31, 1994
----------------------------------------------------------------------
                                          Gross       Gross  Estimated
                          Amortized  Unrealized  Unrealized       Fair
(In thousands)                 Cost       Gains      Losses      Value
----------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies              $ 50,804     $   --      $1,573    $ 49,231

  Obligations of states
  and political sub-
  divisions                    2,234         11          20       2,225

  Mortgage-backed
  securities                  25,696          1       1,730      23,967
-----------------------------------------------------------------------
Total-debt securities         78,734         12       3,323      75,423
Equity securities              2,226         --          --       2,226
-----------------------------------------------------------------------
Total available-for-sale:     80,960         12       3,323      77,649
-----------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                11,062          3          97      10,968

  Obligations of states
  and political
  subdivisions                68,741         18       1,993      66,766

  Other debt securities          200          1          --         201

  Mortgage-backed
  securities                  11,651          2          --      11,653
-----------------------------------------------------------------------
Total held-to-maturity        91,654         24       2,090      89,588
-----------------------------------------------------------------------
Total investment
securities                  $172,614     $   36      $5,413    $167,237
=======================================================================

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

                                  (Unaudited)

The amortized cost and estimated fair values of investments at September 30, 1995 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized      Fair
(in thousands)                               Cost         Value
------------------------------------------------------------------
Available-for-sale:
  Within 1 year                              $ 24,570     $ 24,627
  After 1 but within 5 years                   27,425       27,274
  After 5 years but within 10 years             4,202        4,216
  Mortgage-backed securities                   24,036       23,757
  Equity securities                             2,791        2,791
------------------------------------------------------------------
  Total available-for-sale                     83,024       82,665
------------------------------------------------------------------
Held-to-maturity:
  Within 1 year                                 8,375        8,438
  After 1 but within 5 years                   34,595       35,678
  After 5 years but within 10 years            30,685       31,028
  Mortgage-backed securities                   10,733       11,241
------------------------------------------------------------------
  Total held-to-maturity                       84,388       86,385
------------------------------------------------------------------
Total investment securities                  $167,412     $169,050
==================================================================


The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required and permitted by law, totaled $78,358,000 at September 30, 1995.

Proceeds from calls of debt securities held to maturity for the period ended September 30, 1995 were $255,000. No gains or losses were realized on those calls.

Proceeds from sales/calls of debt securities available for sale for the period ended September 30, 1995 were $6,139,000. Gross gains of $11,000 and gross losses of $3,000 were realized on those sales/calls.

Proceeds from sales of debt securities available for sale totaled $2,230,000 for the period ended September 30, 1994. No gains or losses were realized on those sales.

                                  (Unaudited)


Note 4. Loans

Loans, net of unearned income, consist of the following:


-----------------------------------------------------------------------------
                                          September 30,        December 31,
-----------------------------------------------------------------------------
(In thousands)                          1995        1994             1994
-----------------------------------------------------------------------------
Real Estate Loans
  Construction and land development    $ 19,921     $ 18,522         $ 21,193
  Secured by farmland                     6,276        6,179            6,132
  Secured by 1 to 4 family
    residential properties              114,899      114,048          115,873
  Other                                  88,385       78,369           86,430
Loans to farmers                          1,536        1,728            1,815
Commercial and industrial loans          50,615       45,832           44,584
Loans to individuals for household,
  family, and other personal
  expenditures                          198,916      173,912          186,435
Credit card loans                        11,027       10,897           12,199
All other loans and lease financing
  receivables                             4,931        5,268            5,738
-----------------------------------------------------------------------------

Totals                                 $496,506     $454,755         $480,399
=============================================================================

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


Note 5. Bank Premises and Equipment


Investments in bank premises and equipment are as follows:

------------------------------------------------------------------------------
                                           September 30,        December 31,
------------------------------------------------------------------------------
(In thousands)                            1995        1994              1994
------------------------------------------------------------------------------
Bank premises and land                  $17,223      $14,492           $15,349
Furniture and equipment                  10,651        9,444             9,733
Leasehold improvements                      967          967               967
------------------------------------------------------------------------------

                                         28,841       24,903            26,049
Less accumulated depreciation
  and amortization                      (13,111)     (12,100)          (12,335)
------------------------------------------------------------------------------

  Net premises and equipment            $15,730      $12,803           $13,714
==============================================================================

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

         F&M Bancorp's net income for the third quarter of 1995 was $2,048,000 or 47 cents per share, a decrease of $162,000 or 7.3 percent compared with the third quarter of last year. Year-to-date net income was $5,755,000 or $1.31 per share and $5,953,000 or $1.36 per share for the first nine months of 1995 and 1994, respectively. Earnings per share for prior periods have been restated to reflect the stock dividend distributed in May, 1995.

Net Interest Income (Taxable-Equivalent Basis)
-------------------------------------------------------------------------------------------------------------------------------
                                                   Third Quarter                                       Nine Months
-------------------------------------------------------------------------------------------------------------------------------
                                           1995                 1994                          1995                1994
-------------------------------------------------------------------------------------------------------------------------------
                                     Average             Average                       Average             Average
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)               Balance     Rate    Balance     Rate              Balance     Rate    Balance     Rate
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
Federal funds sold                  $  7,843    5.97%    $  2,240    4.43%            $  3,128     5.94%  $  7,505      3.56%
-------------------------------------------------------------------------------------------------------------------------------

Investment securities(1)(2)
  Taxable                             95,816    5.84      102,270    5.20               98,406     5.71    108,193      5.17
  Tax-exempt                          68,255    7.83       67,716    7.93               68,490     7.87     68,458      8.00
-------------------------------------------------------------------------------------------------------------------------------

Total investment securities          164,071    6.67      169,986    6.29              166,896     6.59    176,651      6.27
-------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned interest      494,127    9.11      443,016    8.67              491,435     9.11    429,887      8.55
-------------------------------------------------------------------------------------------------------------------------------

Total interest-earning assets        666,041    8.46      615,242    7.98              661,459     8.46    614,043      7.84
-------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
Interest-bearing deposits
  Checking                            67,340    2.11       65,613    2.26               67,493     2.26     65,095      2.31
  Savings                            111,464    2.77      118,195    2.76              112,360     2.89    117,419      2.77
  Money Market                        87,726    3.21       92,411    3.00               87,579     3.45     91,905      2.94
  Certificates of deposit
    under $100,000                   226,794    5.64      179,599    4.31              214,816     5.42    180,443      4.26
  Certificates of deposit
    $100,000 and over                 31,302    5.88       23,570    4.31               28,259     5.63     23,813      4.06
-------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing deposits      524,626    4.18      479,388    3.39              510,507     4.12    478,675      3.37
-------------------------------------------------------------------------------------------------------------------------------

Short-term borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase          33,909    5.81       27,604    4.43               38,550     5.84     29,762      3.77
  Other                                1,572    4.80        1,847    4.73                3,594     6.14      1,731      3.78
-------------------------------------------------------------------------------------------------------------------------------

Total short-term borrowings           35,481    5.77       29,451    4.45               42,144     5.86     31,493      3.77
-------------------------------------------------------------------------------------------------------------------------------

Total interest-bearing
-----------------------
  liabilities                        560,107    4.28      508,839    3.45              552,651     4.25    510,168      3.39
-------------------------------------------------------------------------------------------------------------------------------

Interest-free funds                  105,934     --       106,403     --               108,808      --     103,875       --
-------------------------------------------------------------------------------------------------------------------------------

Total funding                        666,041    3.60      615,242    2.86              661,459     3.55    614,043      2.82
===============================================================================================================================

Net interest earnings*                $8,155               $7,952                      $24,296             $23,073
===============================================================================================================================
Net interest spread                             4.18%                4.53%                         4.21%                4.45%
===============================================================================================================================
Net yield on earning assets                     4.86%                5.12%                         4.91%                5.02%
===============================================================================================================================

*Includes the following taxable-equivalent adjustments: Third quarter - $498 thousand in 1995 and $501 thousand in 1994; nine months - $1,513 thousand in 1995 and $1,522 thousand in 1994. Each represents a pro forma amount of net interest income (above the amount reported in the income statement) that adjusts the yield on tax-exempt assets to a basis equivalent to that of taxable assets.

(1) Excludes fair value adjustments.

(2) Includes interest-bearing deposits with banks.

Compared with the same periods last year, net income for both the quarter and year-to-date was impacted by noninterest expenses associated with the significant expansion of the bank's retail delivery system through branch acquisition and merger activities which began in the fourth quarter of last year, including three offices of the former Standard Federal Savings Association, the Bank of Brunswick, and two First Union offices.

For the third quarter of 1995, net interest income on a taxable-equivalent basis increased $203,000 or 2.6 percent compared with the same period last year. Net interest income on a taxable-equivalent basis increased $1,223,000 or 5.3 percent for the nine month period ended September 30, 1995 compared with the same period last year. The net interest spread declined 35 basis points and 24 basis points for the quarter and year-to-date, respectively, when compared with the same periods last year. The net interest margin (net interest income on a taxable-equivalent basis as a percent of earning assets) for the quarter and year-to-date declined 26 basis points and 11 basis points, respectively when compared with the same periods last year.

The average rate earned on earning assets for the current nine month period was 62 basis points higher compared with the same period last year and 48 basis points higher for the current quarter compared with the same quarter last year. In 1995, both the quarterly rate and the year-to-date rate earned were 8.46 percent indicating that market rates were flat during the current three month period. Average earning assets increased by 8.3 percent for the current quarter compared with average earning assets for the same quarter last year. Average earning assets for the nine month period ended September 30, 1995 increased 7.7 percent compared with average earning assets for the nine month period ended September 30, 1994.

Continuing a trend established in the last half of 1994, loan demand remained strong. Average loans increased 11.5 percent and 14.3 percent for the quarter and year-to-date, respectively, compared with the same periods last year. For the current quarter, this increase in average loans was funded principally by core deposits. For the current year-to-date, the increase was partially funded from the proceeds of maturing investment securities, a reduction in federal funds sold, and other short-term borrowings. The shift in the earning asset mix coupled with higher market interest rates has acted to improve the earning asset yield compared with prior year periods.

The average rate paid on interest-bearing liabilities for the current nine month period was 86 basis points higher compared with the average rate paid for the same period last year and 83 basis points higher for the current quarter compared with the same quarter last year. The quarterly rate paid of 4.28 percent for the current quarter was 3 basis points higher than the 4.25 percent paid this year-to-date, indicating that liability rates have also stabilized. Average deposits increased 9.4 percent for the quarter and 6.7 percent year-to-date compared with average deposits for the same periods last year. Branch acquisition activities contributed significantly to this increase.

Reversing a trend of the last several years, customers are now shifting their deposits to higher yielding certificates of deposit from savings and money market accounts to lock-in higher yields. In addition, competition between financial service providers to acquire and retain deposits has acted to drive liability rates higher. An increased reliance on higher cost, short-term borrowing which was required to assist with funding loan demand also acted to drive the average rate paid on interest-bearing liabilities upward.

Management continually monitors Bancorp's balance sheet to insulate net interest income from significant swings caused by interest rate volatility using the concept of natural hedges. As market rates change, corresponding changes in asset mix, funding sources and pricing are considered to avoid a negative impact on net interest income.



TABLE 1. INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1995 (1)
                                                                                                        Total
                                                                               Total      Greater      quarter
                              1-30       31-90       91-180       181-365      within      than          end
(In thousands)                days        days        days          days       1 year      1 year      balance
--------------               ------     -------     -------       -------     -------     -------      -------
Interest-earning
Assets:
Federal funds
  sold                     $  4,100    $     --    $     --      $     --    $  4,100    $     --      $  4,100

Investment
  securities (2)              6,963       7,706       9,865        21,437      45,971     118,291       164,262
Loans, net                   96,350      21,816      34,570        78,563     231,299     257,370       488,669
                           --------    --------    --------      --------    --------    --------      --------
 Total                     $107,413    $ 29,522    $ 44,435      $100,000    $281,370    $375,661      $657,031
                           ========    ========    ========      ========    ========    ========      ========

Interest-bearing
  Liabilities:
Deposits                   $ 44,893    $ 49,643    $ 53,093      $115,570    $263,199    $259,606      $522,805
Short-term
  borrowings                 38,133          --          --            --      38,133          --        38,133
                           --------    --------    --------      --------    --------    --------      --------
  Total                    $ 83,026    $ 49,643    $ 53,093      $115,570    $301,332    $259,606      $560,938
                           ========    ========    ========      ========    ========    ========      ========

Interest
  Sensitivity Gap:
Period                     $ 24,387    $(20,121)   $ (8,658)     $(15,570)   $(19,962)   $116,055      $ 96,093
Cumulative                   24,387       4,266      (4,392)      (19,962)    (19,962)     96,093        96,093

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.

(2) Reflects fair value adjustments for securities available for sale.

Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in Table 1 on page 16, Bancorp had a net liability sensitive position of $19,962,000 within the one year horizon at September 30, 1995. This position would indicate that Bancorp has the potential for decreased earnings if market rates were to rise in the next twelve months. Conversely, if market rates were to decline in the next twelve months, an increase in earnings would be anticipated.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also utilizes simulation modeling to analyze the volatility of net interest income as a result of changes in interest rates. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance sheet contracts is also measured. At September 30, 1995 the changes in net interest income and/or market value calculated under these alternative methods were within established parameters.

The allowance for credit losses was $5,595,000 or 1.1 percent of loans outstanding as of September 30, 1995 compared with $5,793,000 or 1.2 percent of loans outstanding as of December 31, 1994 and $5,894,000 or 1.3 percent of loans outstanding as of September 30, 1994. The provision for credit losses increased for the three month and nine month periods ended September 30, 1995 by $125,000 and $265,000, respectively, compared with the same periods last year, reflective of the loan growth experienced this year, higher charge-off ratios and rising delinquency levels. Table 2 summarizes Bancorp's nonperforming assets and contractually past due loans. A non-contingent contract to sell one of the two remaining OREO properties is expected to settle in the fourth quarter. The OREO carrying value after the sale will be approximately $2.1 million. Included in the 90 day past due amount at September 30, 1995 is approximately $600,000 for which full payoff is expected to be received in the fourth quarter. Net charge-offs for the third quarter increased $492,000 when compared with the third quarter of 1994 and increased $652,000 for the current nine month period compared with the same nine month period last year. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management is closely monitoring delinquency levels and is accelerating
collection efforts.   Management believes that the amounts of its nonperforming
loans are modest in relation to the size of the loan portfolio.

TABLE 2.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                  September 30    September 30   December 31
(Dollars in thousands)                    1995            1994          1994
----------------------------------------------------------------------------
Nonperforming Assets:
  Nonaccrual loans(1)                   $1,328          $1,250        $2,086
  Other real estate owned
    net of valuation allowance(2)(4)     2,707           3,563         3,559
                                        ------          ------        ------
Total nonperforming assets              $4,035          $4,813        $5,645
                                        ======          ======        ======

Loans past due 90 or more days
  as to interest or principal(3)        $1,569            $174          $213
                                        ======            ====          ====

Nonperforming loans to
  year-end loans                          0.27%           0.27%         0.43%
Nonperforming assets to
  year-end loans and
  other real estate owned                 0.81%           1.05%         1.17%
Year-end allowance for credit
  losses times nonperforming loans        4.21x           4.72x         2.78x
Year-end allowance for credit
  losses times nonperforming assets       1.39x           1.22x         1.03x

---------------------

         (1) Loans are placed on nonaccrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. No interest is taken into income on nonaccrual loans unless received in cash or until such time the borrower demonstrates sustained performance over a period of time in accordance with contractual terms.


         (2) Other real estate owned includes: banking premises no longer used for business purposes, real estate acquired by foreclosure (in partial or complete satisfaction of debt), and real estate that has been substantively foreclosed. Other real estate owned is recorded at the lower of cost or fair value on the date of acquisition or transfer from loans. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequent to transfer, these assets are adjusted through a valuation allowance to the lower of the net carrying value or the fair value (net of estimated selling expenses) based on periodic appraisals.


         (3) Nonaccrual loans are not included.

         (4) Includes minority interest in the real estate of a limited partnership of $712,000, $680,000, $694,000 at September 30, 1995, September
30, 1994, and December 31, 1994 respectively.

         Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at September 30, 1995 is considered adequate.

Noninterest income increased 10.9 percent and 7.7 percent for the third quarter and year-to-date respectively, compared with the same periods last year. Comparative year-to-date noninterest income was impacted by non-recurring gains totaling $676,000 realized from sales of former bank premises that occurred in the second quarter of last year. Significant increases were achieved in trust fees and service charges on deposit accounts. The increases result, in large measure, from strategies undertaken in 1994 to increase noninterest income coupled with higher deposits levels. Management continues to be actively committed to increasing this source of revenue.

Noninterest expenses increased $510,000 or 8.7 percent for the third quarter and $1,788,000 or 10.0 percent year-to-date compared with the same periods last year. Expenses incurred in connection with Bancorp's branch acquisition activities contributed significantly to the increase. The number of full-time equivalent employees at September 30, 1995 was 372 compared with 353 at the same period last year. Amortization of intangibles, included in other operating expense, increased $133,000 and $343,000 for the quarter and year-to-date, respectively, as a result of these acquisitions.

The provision for income taxes decreased $84,000 for the quarter, and $229,000 for the year-to-date when compared with the same periods last year. The decrease was attributable to lower pre-tax income, increased tax-exempt income as a percentage of pre-tax income, and the realization of tax benefits from tax planning strategies implemented in the second quarter of last year.

Shareholder's equity totaled $67,311,000 at September 30, 1995, an increase of
8.8 percent compared with the 1994 year end level of $61,882,000 and an increase of 9.0 percent from the year earlier level of $61,728,000. The fair value of the available for sale portfolio increased $1,996,000 (net of deferred taxes) since year end concurrent with the rebound in the bond market. Capital levels are considered sufficient to absorb anticipated future price volatility. Although capital ratios have declined from prior year levels due to the addition of intangible assets associated with the recent branch acquisitions, both our risk-based capital and our leverage capital ratios continue to exceed regulatory guidelines as of September 30, 1995, as follows:


                        Risk-based Capital
                      ----------------------
                      Tier 1         Total           Leverage
                      Capital      Capital            Ratio
                      -------      -------           --------
Actual                 11.86%       12.91%              8.85%
Minimum                 4.00%        8.00%              3.00%
                      -------      -------           --------
Excess                  7.86%        4.91%              5.85%
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

Item 6  Exhibits and Reports on Form 8-K                                  Page
                                                                          ----
 (a)     Exhibits

         11  Statement Re:  Computation of per share  earnings.            23

         27  Financial Data Schedule


 (b) No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1995.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              F&M BANCORP
                                              -----------
                                              (Registrant)





November 8, 1995                              /s/Kenneth M. Sabanosh
----------------                              --------------------------------
DATE                                          KENNETH M. SABANOSH
                                              VICE PRESIDENT AND TREASURER