Form 10-K405
period 1995-12-31
F&M BANCORP
filed 1996-03-29
CIK 736473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -------------------

                                  FORM 10-K

(Mark One)
/XX/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1995

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

     Common Stock, par value $5.00 per share:
             Market value held by non-affiliates
               at March 19, 1996                           $128,771,440
             Outstanding at March 19, 1996                    4,421,337 shares



                      Documents Incorporated by Reference

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

(2) Portions of the Proxy Statement dated March 13, 1996 relating to the 1996 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III.




                          (Cover page 2 of 2 pages)

                              TABLE OF CONTENTS


Part 1                                                                     Page
------                                                                     ----
Item 1      Business  . . . . . . . . . . . . . . . . . . . . . . . . . .    1
              Farmers and Mechanics National Bank . . . . . . . . . . . .    1
                Commercial Banking and Related Services . . . . . . . . .    1
                Personal Banking Services . . . . . . . . . . . . . . . .    1
                Trust Services  . . . . . . . . . . . . . . . . . . . . .    2
                Competition . . . . . . . . . . . . . . . . . . . . . . .    2
                Employees . . . . . . . . . . . . . . . . . . . . . . . .    2
              Supervision and Regulation  . . . . . . . . . . . . . . . .    2
                Banking Regulation  . . . . . . . . . . . . . . . . . . .    2
                Bank Holding Company Act  . . . . . . . . . . . . . . . .    3
                Capital Adequacy Guidelines . . . . . . . . . . . . . . .    3
                Interstate Banking  . . . . . . . . . . . . . . . . . . .    4
                Monetary Policy . . . . . . . . . . . . . . . . . . . . .    5
                Legislation . . . . . . . . . . . . . . . . . . . . . . .    5
              Statistical Information . . . . . . . . . . . . . . . . . .    5
Item 2      Properties  . . . . . . . . . . . . . . . . . . . . . . . . .    6
Item 3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .    7
Item 4      Submission of Matters to a Vote of
              Security Holders  . . . . . . . . . . . . . . . . . . . . .    7
Additional
Item        Executive Officers of the Registrant  . . . . . . . . . . . .    7

Part II
-------

Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters . . . . . . . . . . . . . . . . . . . .    7
Item 6      Selected Financial Data . . . . . . . . . . . . . . . . . . .    7
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .    7
Item 8      Financial Statements and Supplementary Data . . . . . . . . .    8
Item 9      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure  . . . . . . . . . .    8

Part III
--------

Item 10     Directors and Executive Officers of the Registrant  . . . . .    8
Item 11     Executive Compensation  . . . . . . . . . . . . . . . . . . .   10
Item 12     Security Ownership of Certain Beneficial Owners
              and Management  . . . . . . . . . . . . . . . . . . . . . .   10
Item 13     Certain Relationships and Related Transactions  . . . . . . .   11

Part IV
-------

Item 14     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .   11

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                     PART I

ITEM 1.   BUSINESS

     F&M Bancorp ("Bancorp") is a bank holding company registered under the Bank Holding Company Act of 1956. It is incorporated in Maryland and commenced operations in 1984 when Farmers and Mechanics National Bank (the "Bank") became its wholly-owned subsidiary. The Bank is the only direct subsidiary of Bancorp and at December 31, 1995 was the largest bank in terms of assets and deposits headquartered in the Frederick, Maryland area.

Farmers and Mechanics National Bank

     The Bank was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. It conducts a general banking and trust company business through 24 offices located in Frederick, Carroll, and Montgomery Counties, Maryland. The Bank had total assets of $739,857,000, total deposits of $621,057,000, and total loans, net of unearned income, of $484,694,000 at December 31, 1995.

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

     Personal Banking Services

     The Bank provides a wide range of personal banking services to individuals at each of the Bank's branch offices and its mobile banking unit, Express Bank. Included in the services offered at most locations are interest-bearing and noninterest-bearing checking accounts, savings accounts, tiered money market deposit accounts, certificates of deposit, individual retirement accounts, home mortgage loans, home equity loans, home improvement loans, installment and other personal loans including automobile and other consumer financing, VISA(R) credit card services (through an agent bank relationship), and safe deposit boxes. The Bank has an expanding network of 24-hour automated teller machines ("ATMs") and cash dispensers throughout its market area offering limited banking services. The Bank is affiliated with the MOST(R), CIRRUS(R), and MAC(R) networks. Through system enhancements PLUS(R) ATM, MasterCard, and Independence cards can be accepted at all locations.

     Trust Services

     The individual trust services offered by the Bank include the administration of estates, and service as trustee of living, testamentary and insurance trusts, agency accounts, custodial accounts, employee benefit accounts, and self-directed IRA's.

     Competition

     The Bank operates in a highly competitive environment that has intensified in the past several years as a result of interstate banking and the entry into the market of new and diverse financial institutions not subject to the regulatory restrictions of domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and deposit gathering are more difficult to maintain as deregulation has allowed nonbanking institutions to offer alternative services to many of the Bank's customers. Competitors include not only other commercial banks, but also savings and loan associations, credit unions, money market funds, mortgage companies, leasing companies, insurance companies, and a wide variety of other financial service companies.

     Employees

     At December 31, 1995, Bancorp and its subsidiaries had 345 full-time and 26 part-time employees.

Supervision and Regulation

     Banking Regulation

     The Bank is subject to supervision and regulation by the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the Federal Deposit Insurance Corporation (the "FDIC") and is subject to examination by the Comptroller of the Currency. The official having primary supervisory authority over the Bank is the Comptroller of the Currency. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The law imposes limitations on loans by the Bank to Bancorp and on the amount of dividends that the Bank may declare. (See Note 15 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders on page 44, which is incorporated herein by reference.) The Bank may establish branch banking offices throughout Maryland with the prior approval of the Comptroller of the Currency. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.

     Bank Holding Company Act

     Bancorp is registered with the Federal Reserve Board as a bank holding company and is subject to supervision and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956 (the "Act"), as amended. The Act restricts the business activities and acquisitions that may be engaged in or made by Bancorp. After prior approval or notice, Bancorp may acquire other banks and bank holding companies and engage directly or indirectly in certain activities closely related to banking. Bancorp must give prior notice of certain purchases or redemptions of its outstanding equity securities. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property, or furnishing of services.

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

     The capital adequacy guidelines require depository institutions to maintain a minimum leverage capital ratio of 3 percent Tier 1 capital (primarily shareholders' equity) to total assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock. Tier 1 capital excludes goodwill and other disallowed intangibles, certain deferred tax assets and any net unrealized loss on marketable equity securities. At December 31, 1995, Bancorp's leverage capital ratio was 9.14 percent.

     Bancorp must also meet a total capital to risk-weighted assets ratio (risk-based capital ratio) of 8.00 percent, measuring the amount and nature of the assets and commitments currently at risk. The risk-based capital rules specify four categories of asset or commitment risk, with each category being assigned a weight of 0 percent through 100 percent depending upon the risk involved. Each asset or commitment of Bancorp is categorized and weighted appropriately, and its capital is then compared to the aggregate value of such risk-weighted assets or commitments to determine if additional capital is required. At least 50 percent of the capital must be made up of Tier 1 capital elements. At December 31, 1995, Bancorp's total risk-based capital ratio was 13.81 percent.

     The Comptroller of the Currency has capital adequacy ratio requirements for the Bank that are consistent with those for Bancorp.

     The FDIC requires "prompt corrective action" when an insured institution's capital falls to certain levels. This rule restricts or prohibits certain activities and requires an insured institution to submit a capital restoration plan when it becomes undercapitalized. The restrictions and prohibitions become more severe as an institution's capital level declines. The rule defines five capital ratios which are as follows:

                                     Total            Tier-1           Tier-1
                                   Risk-Based       Risk-Based       Leverage
Capital Category                      Ratio            Ratio           Ratio
----------------                   ----------       ----------       ---------
Well capitalized                  greater          greater          greater
                                  than or          than or          than or
                                  equal to 10%     equal to 6%      equal to 5%

Adequately capitalized            greater          greater          greater
                                  than or          than or          than or
                                  equal to 8%      equal to 4%      equal to 4%

Undercapitalized                less than  8%     less than 4%     less than 4%


Significantly undercapitalized  less than  6%     less than 3%     less than 3%

Critically undercapitalized(1)

(1)Ratio of tangible equity to total assets of 2 percent or less.

On the basis of these criteria, Bancorp is considered "well capitalized."

     Risk-based capital standards address concentrations of interest rate risk ("IRR") as qualitative factors to be considered in evaluating overall capital adequacy. A bank may be required to hold additional capital for IRR if it has been determined that internal interest risk management processes are inadequate or a significant exposure to interest rate risk has been identified.

     Interstate Banking

     Since Bancorp is adequately capitalized, it may participate in interstate affiliations with banks and bank holding companies located in any state, although states may limit the eligibility of banks to be acquired to those in existence for a period of time but no longer than five years. No bank holding company may acquire more than 10 percent of the nationwide insured deposits or more than 30 percent of deposits in any state; however, states may waive the 30 percent limit. In addition, beginning June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Maryland permits interstate branching both by mergers and establishing new branches, effective September 29, 1995; however, until June 1, 1997 this provision is subject to the reciprocity requirements that banks from another state may branch into Maryland only if Maryland banks may branch into that state.

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

     Legislation

     There is legislation currently pending in Congress centered on reforming certain provisions of the Glass-Steagall Act which prohibit commercial banks from underwriting securities or otherwise engaging in investment banking activities. Passage of this legislation, as currently proposed, is not expected to have a material effect on Bancorp's consolidated financial statements.


Statistical Information

     The following supplementary information required under Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below in the 1995 Annual Report to Shareholders, which is incorporated herein by reference. The information should be read in conjunction with the related consolidated financial statements and notes thereto.

                                                                 Pages
                                                                 -----
Selected Financial Information                                      18

Average Balances, Interest, and Average Rates                    20-21

Analysis of Changes in Net Interest Income                          22

Investment Portfolio Distribution                                   24

Investment Portfolio Analysis                                       24

Loan Portfolio Mix                                                  25

Loan Maturities and Interest Sensitivity                            25

Average Deposits and Rates Paid                                     25

Maturity of Time Deposits of $100,000 or More                       25

Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                                    25

Nonperforming Assets and Contractually Past Due Loans               26

Potential Problem Loans                                             26

Allowance for Credit Losses                                         27

Allocation of Allowance for Credit Losses                           28


ITEM 2.   PROPERTIES

     The Bank owns a fee simple interest in the land and building located at 110 Thomas Johnson Drive, Frederick, Maryland which is used to house its principal executive offices and its main banking office. Construction of a four-story addition to the corporate headquarters building began in the third quarter of 1995 and is expected to be completed by year-end 1996.

     Of the remaining 23 banking offices of the Bank at December 31, 1995, 13 were owned and 10 were leased. Of the 30 ATMs owned by the Bank at December 31, 1995, ten were located at branch sites owned by the Bank, ten were located in branch offices leased by the Bank and ten were located on land leased by the Bank separate from branch locations. Long-term leases covering the ten branch locations expire from 2002 to 2016, including the original lease terms plus renewal options. Long-term leases covering the ATM sites expire from 1997 to 2024, including the original lease terms plus renewal options. Additional information concerning rent expense is included in Note 13, on page 43 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS

     Bancorp and the Bank are subject to various legal proceedings which are incidental to the ordinary course of business. In the opinion of the management, there are no material pending legal proceedings to which Bancorp or the Bank are a party or which involve any of their property.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1995.

ADDITIONAL
ITEM.     EXECUTIVE OFFICERS OF THE REGISTRANT

     The text under Item 10(b) "Directors and Executive Officers of the Registrant" is incorporated in this Part I by reference.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Information concerning the price of and dividends on the registrant's Common Stock and related stockholder matters is included on page 48 of the 1995 Annual Report to Shareholders under the heading "SHAREHOLDERS' INFORMATION" and is incorporated herein by reference. Information concerning restrictions on the ability of the Bank to transfer funds in the form of dividends to Bancorp is included in Note 15 on page 44 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     Selected Financial Information on page 18 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 30 of Bancorp's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 31 through 46 of Bancorp's 1995 Annual Report to Shareholders are incorporated herein by reference.

                                                  Pages
                                                  -----
     Report of Independent Auditors                 46

     Consolidated Balance Sheets,
       December 31, 1995 and 1994                   31

     Consolidated Statements of Income,
       Three Years Ended 1995                       32

     Consolidated Statements of Changes
       In Shareholders' Equity,
       Three Years Ended 1995                       33

     Consolidated Statements of Cash Flows
       Three Years Ended 1995                       34

     Notes to Consolidated Financial
       Statements                                 35 - 46

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     No change of accountants took place within the last twenty-four months nor did any disagreement with accountants on accounting or financial disclosures arise during that time.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The text and table under "Election of Directors-Information Concerning Nominees" located on pages 3 through 6 of Bancorp's Proxy Statement dated March 13, 1996 are incorporated herein by reference.

     (b) The following is a list of the names and ages of all the executive officers of Bancorp and the Bank as of December 31, 1995 and all persons chosen to become executive officers since that date. All executive officers are elected to serve for a one year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected an officer.

                                    Position with Bancorp                      Position with the Bank
                                       and year elected                           and year elected
    Name and Age                         or appointed                               or appointed
--------------------               -----------------------                    -----------------------
Charles W. Hoff, III               Chairman of the Board                      Chairman of the Board
         age 61                    (1993) & Chief Executive                   (1993) & Chief Executive
                                   Officer (1983)                             Officer (1981)

Faye E. Cannon                     President & Chief                          President & Chief
         age 46                    Operating Officer (1993)                   Operating Officer (1993)

David R. Stauffer                  Vice President                             Executive Vice President
         age 48                    (1990)                                     (1990)

Alice E. Stonebreaker              Assistant Secretary &                      Senior Vice President
         age 49                    Assistant Treasurer                        (1985) & Cashier
                                   (1983)                                     (1985)

Gordon M. Cooley                   Secretary (1991)                           Senior Vice President
         age 42                    and Legal Officer                          (1990) & House Counsel
                                   (1987)                                     (1987)

Kenneth M. Sabanosh                Vice President &                           Senior Vice President
         age 52                    Treasurer                                  (1992) & Comptroller
                                   (1987)                                     (1987)

Wayne F. Fox                                                                  Senior Vice President
         age 49                                                               (1990) & Commercial Division
                                                                              Manager (1993)

C. Richard Miller, Jr.                                                        Senior Vice President
         age 47                                                               (1989)

Ronald O. Shirey                                                              Senior Vice President
         age 55                                                               (1988)

Patti A. Stuckey                                                              Senior Vice President
         age 52                                                               (1989) & Trust Division
                                                                              Manager (1988)

Philip D. Topper                                                              Senior Vice President
         age 53                                                               (1988)

Ronald C. Whitmore                                                            Senior Vice President
         age 47                                                               (1992)


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

     (e) Each of the executive officers of Bancorp and Farmers and Mechanics National Bank has been an officer of Farmers and Mechanics National Bank for more than five years.

     (f) None of the events described in the instructions to the form of this report have occurred during the past five years to the knowledge of Bancorp.

     (g) Bancorp is not required to furnish this information because of the absence of the conditions under which it is required.


ITEM 11.  EXECUTIVE COMPENSATION

     The text and tables under "Compensation Committee Report on Executive Compensation" located on pages 9 through 10 and "Directors' Fees and Deferred Compensation Plan" located on page 11 of Bancorp's Proxy Statement dated March 13, 1996 are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information contained in the section under "Security Ownership of Management" and the notes thereto located on page 2, and the information contained in the section under "Security Ownership of Certain Beneficial Owners" located on page 3 of Bancorp's Proxy Statement dated March 13, 1996 is incorporated herein by reference.

\ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The text under "Certain Transactions with Directors and Officers" located on page 12 of Bancorp's Proxy Statement dated March 13, 1996 is incorporated herein by reference.


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

              13.   1995 Annual Report to Shareholders of F&M Bancorp.

              21.   Subsidiaries of F&M Bancorp.

              23.   Consent of Independent Accountants.

              24.   Power of Attorney.

              27.   Financial Data Schedule.

     (b) No reports on Form 8-K were filed by Bancorp during the last quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   F&M BANCORP
                                   (Registrant)

Dated: March 25, 1996              By: /s/Charles W. Hoff, III
                                       --------------------------
                                       Charles W. Hoff, III
                                       Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Principal Executive Officers:


March 25, 1996                     /s/Charles W. Hoff, III
                                   -------------------------------
                                   Charles W. Hoff, III
                                   Chairman of the Board and
                                   Chief Executive Officer

March 25, 1996                     /s/Faye E. Cannon
                                   ------------------------------
                                   Faye E. Cannon
                                   President & Chief Operating
                                   Officer


                                   Principal Financial &
                                   Accounting Officer:


March 25, 1996                     /s/Kenneth M. Sabanosh
                                   -------------------------------
                                   Kenneth M. Sabanosh
                                   Vice President and Treasurer


                                   A Majority of the Board
                                   of Directors


March 25, 1996                     /s/R. Carl Benna*
                                   -------------------------------
                                   R. Carl Benna
                                   Director

March 25, 1996                     /s/John D. Brunk*
                                   -------------------------------
                                   John D. Brunk
                                   Director


March 25, 1996                     /s/Beverly B. Byron*
                                   ------------------------------
                                   Beverly B. Byron
                                   Director


March 25, 1996                     /s/Faye E. Cannon*
                                   ------------------------------
                                   Faye E. Cannon
                                   Director


March 25, 1996                     /s/Martha E. Church*
                                   ------------------------------
                                   Martha E. Church
                                   Director


March 25, 1996                     /s/Albert H. Cohen*
                                   ------------------------------
                                   Albert H. Cohen
                                   Director


March 25, 1996                     /s/George B. Delaplaine, Jr.*
                                   ------------------------------
                                   George B. Delaplaine, Jr.
                                   Director


March 25, 1996                     /s/Maurice A. Gladhill*
                                   ------------------------------
                                   Maurice A. Gladhill
                                   Director


March 25, 1996                     /s/Charles W. Hoff, III*
                                   ------------------------------
                                   Charles W. Hoff, III
                                   Director


March 25, 1996                     /s/Charles A. Nicodemus*
                                   ------------------------------
                                   Charles A. Nicodemus
                                   Director


March 25, 1996                     /s/H. Deets Warfield, Jr.*
                                   ------------------------------
                                   H. Deets Warfield, Jr.
                                   Director

March 25, 1996                     /s/John C. Warfield*
                                   ------------------------------
                                   John C. Warfield
                                   Director


March 25, 1996                     /s/Thomas R. Winkler*
                                   ------------------------------
                                   Thomas R. Winkler
                                   Director

                                   *by Faye E. Cannon
                                    Attorney-in-fact

March 25, 1996                     /s/Faye E. Cannon
                                   ------------------------
                                   Faye E. Cannon