Form 10-Q
period 1996-03-31
F&M BANCORP
filed 1996-05-14
CIK 736473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   Form 10-Q

                              ------------------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

            Yes    X             No
                -------              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $5 par value, 4,422,536 shares outstanding as of May 7, 1996.

Exhibit index located on page 21.

                                  F&M BANCORP
                               TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION                                      PAGE
          ---------------------                                      ----
          Consolidated Balance Sheets  (Unaudited),
          March 31, 1996 and 1995 and December 31, 1995                 3

          Consolidated Statements of Income  (Unaudited),
          Three Months Ended March 31, 1996 and 1995                    4

          Consolidated Statements of Cash Flows  (Unaudited),
          Three Months Ended March 31, 1996 and 1995                    5

          Consolidated Statements of Changes in Shareholders'
          Equity  (Unaudited), Three Months Ended March 31, 1996
          and Twelve Months Ended December 31, 1995                     6

          Notes to Consolidated Financial Statements  (Unaudited)       7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          14


Part II   OTHER INFORMATION
          -----------------

          Item 4.  Submission of Matters to Vote of Security Holders   20

          Item 6.  Exhibits and Reports on Form 8-K                    21

          Signatures                                                   22

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M Bancorp and Subsidiary

(Dollars in thousands,                                         March 31             March 31           December 31
 except per share amounts)                                         1996                 1995                  1995
- ------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                     $ 22,954             $ 20,872              $ 26,811
   Federal funds sold                                            21,800                   --                18,500
                                                               --------             --------              --------

   Total cash and cash equivalents                               44,754               20,872                45,311
                                                               --------             --------              --------

   Interest-bearing deposits with banks                              --                  100                    --
                                                               --------             --------              --------

   Loans held for sale                                              597                  193                   841
                                                               --------             --------              --------

   Investment securities
     Held-to-maturity, fair value
       $62,773, $89,353, and $61,299,
       respectively                                              62,299               89,375                60,146
     Available-for-sale, at fair value                          122,652               74,929               116,988
                                                               --------             --------              --------

   Total investment securities                                  184,951              164,304               177,134
                                                               --------             --------              --------

   Loans, net of unearned income                                476,432              489,601               484,694
   Less:  Allowance for credit losses                            (6,013)              (5,947)               (6,164)
                                                               --------             --------              --------

   Net loans                                                    470,419              483,654               478,530
                                                               --------             --------              --------

   Bank premises and equipment, net                              16,929               14,650                16,391
   Other real estate owned                                        2,458                3,311                 2,351
   Interest receivable                                            5,301                4,629                 5,357
   Intangible assets                                              4,325                4,384                 4,451
   Other assets                                                   9,386                7,689                 9,488
                                                               --------             --------              --------

   Total assets                                                $739,120             $703,786              $739,854
                                                               ========             ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
     Noninterest-bearing                                       $ 94,785             $ 87,207              $ 96,266
     Interest-bearing                                           532,259              503,715               524,791
                                                               --------             --------              --------

   Total deposits                                               627,044              590,922               621,057
   Federal funds purchased and
     securities sold under agreements
     to repurchase                                               32,127               35,362                40,158
   Other short-term borrowings                                    1,649                6,922                 1,392
   Accrued interest and other
     liabilities                                                  7,383                6,562                 7,228
                                                               --------             --------              --------

   Total liabilities                                            668,203              639,768               669,835
                                                               --------             --------              --------

Shareholders' equity
   Common stock, par value $5 per
     share; authorized 10,000,000
     shares; issued and outstanding
     4,421,337 shares, 4,210,287
     shares, and 4,413,600 shares,
     respectively                                                22,107               21,051                22,068
   Surplus                                                       24,782               20,268                24,625
   Retained earnings                                             24,284               24,765                23,169
   Net unrealized gain (loss) on
     securities available for sale                                 (256)              (2,066)                  157
                                                               --------             --------              --------

Total shareholders' equity                                       70,917               64,018                70,019
                                                               --------             --------              --------

   Total liabilities and shareholders'
     equity                                                    $739,120             $703,786              $739,854
                                                               ========             ========              ========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
F&M BANCORP and Subsidiary


                                                        Quarter ended
(Dollars in thousands,                                    March 31
 except per share amounts)                         1996               1995
- --------------------------------------------------------------------------
Interest Income
  Interest and fees on loans                    $10,545            $10,807
  Interest and dividends on investment
    securities
      Taxable                                     1,594              1,407
      Tax-exempt                                    928                902
  Interest on deposits with banks                    --                  1
  Interest on federal funds sold                    217                  3
                                                -------            -------
  Total interest income                          13,284             13,120
                                                -------            -------

Interest Expense(1)
  Interest on deposits                            5,346              4,863
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase                        425                608
  Interest on other short-term
    borrowings                                       19                 33
                                                -------            -------
  Total interest expense                          5,790              5,504
                                                -------            -------

  Net interest income                             7,494              7,616
  Provision for credit losses                       300                300
                                                -------            -------
  Net interest income after provision
    for credit losses                             7,194              7,316
                                                -------            -------

Noninterest Income
  Trust income                                      427                341
  Service charges on deposit accounts               799                691
  Gains on sales of securities                        2                 --
  Gains on sales of property                         --                 11
  Other operating income                            765                730
                                                -------            -------
  Total noninterest income                        1,993              1,773
                                                -------            -------

Noninterest Expenses
  Salaries and employee benefits                  3,350              3,196
  Occupancy and equipment expense                   877                715
  Other operating expense                         2,144              2,586
                                                -------            -------
  Total noninterest expenses                      6,371              6,497
                                                -------            -------
  Income before provision for
    income taxes                                  2,816              2,592
  Provision for income taxes                        727                652
                                                -------            -------

Net Income                                      $ 2,089            $ 1,940
                                                =======            =======

Earnings per Common Share
  Based on weighted average shares
    outstanding of 4,419,189 for
    1996, 4,403,399 for 1995                    $   .47            $   .44
                                                =======            =======

Dividends per Share                             $   .20            $   .18
                                                =======            =======


(1)Net of $15,000 in capitalized construction period interest in 1996.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
F&M BANCORP and Subsidiary

                                                                        March 31          March 31
(Dollars in thousands)                                                      1996              1995
- --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                        $ 2,089           $ 1,940
       Adjustments to reconcile net income to net
         cash provided by operating activities
           Provision for credit losses                                       300               300
           Provision for other real estate owned                              --               168
           Depreciation and amortization                                     318               270
           Amortization of intangibles                                       126               117
           Net premium amortization on investment securities                 118                51
           Decrease in interest receivable                                    56               125
           Increase (decrease) in interest payable                            (2)              117
           Amortization of net loan origination costs (fees)                  64                10
           Loss (gain) on sales of property                                    1               (11)
           Gain on sales/calls of securities                                  (2)               --
           Decrease (increase) in loans held for sale                        244               (44)
           Decrease (increase) on other assets                               347              (498)
           Increase in other liabilities                                     157               530
                                                                         -------           -------
       Net cash provided by operating activities                           3,816             3,075
                                                                         -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of investment securities to be held to maturity          (2,176)             (100)
       Purchases of investment securities available for sale             (20,156)           (2,238)
       Proceeds from calls of securities to be held to maturity               --               255
       Proceeds from sales/calls of securities available for sale          4,507                --
       Proceeds from maturing securities available for sale                9,234             6,658
       Proceeds from maturing securities to be held to maturity               --             1,845
       Net decrease (increase) in loans                                    7,747            (9,358)
       Purchases of premises and equipment                                  (951)           (1,206)
       Proceeds from sales of property                                        --               121
       Other investing activities                                            (13)              (30)
                                                                         -------           -------
       Net cash used in investing activities                              (1,808)           (4,053)
                                                                         -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase (decrease) in noninterest-bearing
        deposits, interest-bearing checking, savings
        and money market accounts                                          4,091           (16,767)
       Net increase in certificates of deposit                             1,896             5,510
       Net increase (decrease) in federal funds purchased
         and securities sold under agreements to repurchase               (8,031)            3,403
       Net increase in other short-term borrowings                           257             4,989
       Cash dividends paid                                                  (884)             (799)
       Dividend reinvestment plan                                             --                (5)
       Proceeds from issuance of common stock                                106                93
                                                                         -------           -------
       Net cash used in financing activities                              (2,565)           (3,576)
                                                                         -------           -------
       Net decrease in cash and cash equivalents                            (557)           (4,554)
       Cash and cash equivalents at beginning of period                   45,311            25,426
                                                                         -------           -------
       Cash and cash equivalents at end of period                        $44,754           $20,872
                                                                         =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash payments for interest                                        $ 5,807           $ 5,387
       Cash payments for income tax                                          795                59

NON-CASH INVESTING AND FINANCING ACTIVITIES
       Fair value adjustment for securities available
         for sale, net of applicable deferred income tax
          effects                                                           (413)              907

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiary


                                                                                                Net Unrealized
                                                                                                  Gain (Loss)
                                                                                                 on Securities
(Dollars in thousands                        Common                              Retained          Available
 except per share amounts)                   Stock            Surplus            Earnings          for Sale              Total
- --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              $21,023            $20,126             $23,706           $(2,973)           $61,882
Net income                                     --                 --               8,199                --              8,199
Dividend reinvestment plan                     --                 --                 (46)               --                (46)
Stock dividend (196,865 shares)               984              4,257              (5,241)               --                 --
Cash dividends paid
  ($.76 per share)                             --                 --              (3,368)               --             (3,368)
Stock options exercised
  (16,217 shares)                              82                262                  --                --                344
Stock consideration for options
  exercised (4,108 shares)                    (21)               (20)                (81)               --               (122)
Fair value adjustment for
  securities available
  for sale, net                                --                 --                  --             3,130              3,130
                                          -------            -------             -------           -------            -------

Balance at December 31, 1995               22,068             24,625              23,169               157             70,019
Net income                                     --                 --               2,089                --              2,089
Cash dividends paid
  ($.20 per share)                             --                 --                (884)               --               (884)
Stock options exercised
  (12,181 shares)                              61                181                  --                --                242
Stock consideration for options
  exercised (4,444 shares)                    (22)               (24)                (90)               --               (136)
Fair value adjustment for
  securities available
  for sale, net                                --                 --                  --              (413)              (413)
                                          -------            -------             -------           -------            -------

Balance at March 31, 1996                 $22,107            $24,782             $24,284           $  (256)           $70,917
                                          =======            =======             =======           =======            =======

                       Notes to Consolidated Financial
                            Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp's ("Bancorp's") significant accounting policies is set forth in Note 1 to the consolidated financial statements in it's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.

Note 2. Pending Acquisition

On April 2, 1996, Bancorp announced it had reached a definitive agreement to acquire all of the outstanding capital stock of Home Federal Corporation, Hagerstown, Maryland, in a tax-free transaction. Under the terms of the agreement, Home Federal Corporation will merge with and into Bancorp. On the effective date of the merger, each share of Home Federal Corporation's Common Stock will be converted into a number of shares of Bancorp's Common Stock whose aggregate value (based on the average closing price of Bancorp's Common Stock on NASDAQ for the 20 business days preceding the date of calculation) is 1.65 times the book value of a share of Home Federal Corporation Common Stock. The transaction is subject to the approval of federal regulatory authorities, Home Federal stockholders, and Bancorp stockholders and is expected to be consummated during the fourth quarter of 1996.

Home Federal Corporation had total assets as of December 31, 1995 of approximately $214,615,000. Home Federal Savings Bank, the primary subsidiary of Home Federal Corporation currently operates eight banking offices and eleven ATMs in Washington County and Allegheny County, Maryland.

                                  (Unaudited)


Note 3. Investment Securities

       Investment securities are summarized as follows:

       -----------------------------------------------------------------------------------------------------
                                                                  March 31, 1996
       -----------------------------------------------------------------------------------------------------
                                                                    Gross          Gross           Estimated
                                            Amortized          Unrealized     Unrealized                Fair
       (In thousands)                            Cost               Gains         Losses               Value
       -----------------------------------------------------------------------------------------------------
       Available-for-sale:
         U.S. Treasury securities
         and obligations of U.S.
         government corporations
         and agencies                        $ 59,372             $   97         $   271            $ 59,198

         Obligations of states
         and political sub-
         divisions                             14,547                322               1              14,868

         Mortgage-backed
         securities                            38,443                 42             489              37,996
       -----------------------------------------------------------------------------------------------------
       Total-debt securities                  112,362                461             761             112,062
       Equity securities                       10,590                 --              --              10,590
       -----------------------------------------------------------------------------------------------------
       Total available-for-sale:              122,952                461             761             122,652
       -----------------------------------------------------------------------------------------------------
       Held-to-maturity:
         U.S. Treasury securities
         and obligations of U.S.
         government corporations
         and agencies                           4,944                 58              24               4,978

         Obligations of states
         and political
         subdivisions                          57,355                887             447              57,795
       -----------------------------------------------------------------------------------------------------
       Total held-
       to-maturity                             62,299                945             471              62,773
       -----------------------------------------------------------------------------------------------------
       Total investment
       securities                            $185,251             $1,406          $1,232            $185,425
       =====================================================================================================

                                  (Unaudited)

       --------------------------------------------------------------------------------------------
                                               March 31, 1995
       --------------------------------------------------------------------------------------------
                                                             Gross            Gross       Estimated
                                        Amortized       Unrealized       Unrealized            Fair
       (In thousands)                        Cost            Gains           Losses           Value
       --------------------------------------------------------------------------------------------
       Available-for-sale:
         U.S. Treasury securities
         and obligations of U.S.
         government corporations
         and agencies                    $ 46,823           $   43           $  882        $ 45,984

         Obligations of states
         and political sub-
         divisions                          2,232               21                4           2,249

         Mortgage-backed
         securities                        25,313               15            1,113          24,215
       --------------------------------------------------------------------------------------------
       Total-debt securities               74,368               79            1,999          72,448
       Equity securities                    2,481               --               --           2,481
       --------------------------------------------------------------------------------------------
       Total available-for-sale:           76,849               79            1,999          74,929
       --------------------------------------------------------------------------------------------
       Held-to-maturity:
         U.S. Treasury securities
         and obligations of U.S.
         government corporations
         and agencies                      11,115              167               44          11,238

         Obligations of states
         and political
         subdivisions                      66,716              533              946          66,303

         Other debt securities                100                1               --             101

         Mortgage-backed
         securities                        11,444              267               --          11,711
       --------------------------------------------------------------------------------------------
       Total held-
       to-maturity                         89,375              968              990          89,353
       --------------------------------------------------------------------------------------------
       Total investment
       securities                        $166,224           $1,047           $2,989        $164,282
       ============================================================================================

                                  (Unaudited)

       -------------------------------------------------------------------------------------------------
                                                                 December 31, 1995
       -------------------------------------------------------------------------------------------------
                                                                 Gross           Gross         Estimated
                                              Amortized     Unrealized      Unrealized              Fair
       (In thousands)                              Cost          Gains          Losses             Value
       -------------------------------------------------------------------------------------------------
       Available-for-sale:
         U.S. Treasury securities
         and obligations of U.S.
         government corporations
         and agencies                          $ 59,896         $  245         $   118          $ 60,023

         Obligations of states
         and political sub-
         divisions                               16,979            385               1            17,363

         Mortgage-backed
         securities                              34,041             63             214            33,890
       -------------------------------------------------------------------------------------------------
       Total-debt securities                    110,916            693             333           111,276
       Equity securities                          5,712             --              --             5,712
       -------------------------------------------------------------------------------------------------
       Total available-for-sale:                116,628            693             333           116,988
       -------------------------------------------------------------------------------------------------
       Held-to-maturity:
         U.S. Treasury securities
         and obligations of U.S.
         government corporations
         and agencies                             4,940             57              --             4,997

         Obligations of states
         and political
         subdivisions                            55,206          1,185              89            56,302
       -------------------------------------------------------------------------------------------------
       Total held-
       to-maturity                               60,146          1,242              89            61,299
       -------------------------------------------------------------------------------------------------
       Total investment
       securities                              $176,774         $1,935          $  422          $178,287
       =================================================================================================

                                 (Unaudited)

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

                                 (Unaudited)

The amortized cost and estimated fair values of investments at March 31, 1996 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   Amortized                Fair
(in thousands)                                                                        Cost                  Value
- --------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                                                                    $ 32,269               $ 32,401
  After 1 but within 5 years                                                         36,656                 36,742
  After 5 years but within 10 years                                                   4,994                  4,923
  Mortgage-backed securities                                                         38,443                 37,996
  Equity securities                                                                  10,590                 10,590
- ------------------------------------------------------------------------------------------------------------------
  Total available-for-sale                                                          122,952                122,652
- ------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  After 1 but within 5 years                                                         27,504                 28,002
  After 5 years but within 10 years                                                  34,685                 34,662
  After ten years                                                                       110                    109
- ------------------------------------------------------------------------------------------------------------------
  Total held-to-maturity                                                             62,299                 62,773
- ------------------------------------------------------------------------------------------------------------------
Total investment securities                                                        $185,251               $185,425
==================================================================================================================


The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required and permitted by law, totaled $85,626,000 at March 31, 1996.

Proceeds from sales/calls of debt securities available for sale totaled $4,507,000 for the period ended March 31, 1996. Gross gains of $2,000 were realized on those sales/calls.

Proceeds from calls of debt securities classified as held to maturity for the period ended March 31, 1995 were $255,000. No gains or losses were realized on those calls.

                                 (Unaudited)


Note 4. Loans

Loans, net of unearned income, consist of the following:


- ---------------------------------------------------------------------------------------
                                                      March 31,           December 31,
- ---------------------------------------------------------------------------------------
(In thousands)                                   1996          1995            1995
- ---------------------------------------------------------------------------------------
Real Estate Loans
  Construction and land development            $ 17,708       $ 21,969       $ 19,326
  Secured by farmland                             6,156          6,072          6,212
  Secured by 1 to 4 family
    residential properties                      106,080        117,611        111,109
  Other                                          89,259         85,689         87,706
Loans to farmers                                  1,296          1,662          1,493
Commercial and industrial loans                  49,765         46,283         55,622
Loans to individuals for household,
  family, and other personal
  expenditures                                  200,994        194,132        197,348
Credit card loans                                   485         10,947          1,057
All other loans and lease financing
  receivables                                     4,689          5,236          4,821
- ---------------------------------------------------------------------------------------

Totals                                         $476,432       $489,601       $484,694
=======================================================================================

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


Note 5. Bank Premises and Equipment


Investments in bank premises and equipment are as follows:

- --------------------------------------------------------------------------------------
                                                        March 31,        December 31,
- --------------------------------------------------------------------------------------
(In thousands)                                     1996           1995          1995
- --------------------------------------------------------------------------------------
Bank premises and land                          $16,477        $16,235        $15,961
Furniture and equipment                          11,302         10,026         10,968
Leasehold improvements                              993            967            993
- --------------------------------------------------------------------------------------

                                                 28,772         27,228         27,922
Less accumulated depreciation
  and amortization                              (11,843)       (12,578)       (11,531)
- --------------------------------------------------------------------------------------

  Net premises and equipment                    $16,929        $14,650        $16,391
======================================================================================

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

         F&M Bancorp's net income for the first quarter of 1996 was $2,089,000 or 47 cents per share compared with $1,940,000 or 44 cents per share for the same period last year. Return on average assets and return on average equity was 1.15 percent and 11.87 percent, respectively, in the first


Net Interest Income (Taxable-Equivalent Basis)
- ----------------------------------------------------------------------------------------------------------
                                                                           Three Months
- -----------------------------------------------------------------------------------------------------------
                                                                   1996                        1995
- -----------------------------------------------------------------------------------------------------------
                                                           Average                      Average
- -----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     Balance      Rate            Balance       Rate
- -----------------------------------------------------------------------------------------------------------
Interest-earning assets
Federal funds sold                                         $ 15,784     5.53%            $   191      6.37%
- -----------------------------------------------------------------------------------------------------------

Investment securities(1)
  Taxable                                                   108,683     5.87             100,988      5.58
  Tax-exempt                                                 72,801     7.73              69,516      7.87
- -----------------------------------------------------------------------------------------------------------

Total investment securities                                 181,484     6.61             170,504      6.51
- -----------------------------------------------------------------------------------------------------------

Loans, net of unearned interest                             480,131     8.87             485,813      9.06
- -----------------------------------------------------------------------------------------------------------

Total interest-earning assets                               677,399     8.19             656,508      8.42
- -----------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
Interest-bearing deposits
  Checking                                                   69,868     2.01              70,511      2.28
  Savings                                                   110,343     2.67             114,118      2.87
  Money Market                                               84,702     2.98              93,688      3.41
  Certificates of deposit
    under $100,000                                          232,218     5.59             200,818      5.09
  Certificates of deposit
    $100,000 and over                                        29,199     5.65              27,725      5.16
- -----------------------------------------------------------------------------------------------------------

Total interest-bearing deposits                             526,330     4.09             506,860      3.89
- -----------------------------------------------------------------------------------------------------------

Short-term borrowings
  Federal funds purchased and securities
    sold under agreements to repurchase                      34,213     5.00              42,454      5.80
  Other                                                       1,395     5.48               2,359      5.67
- -----------------------------------------------------------------------------------------------------------

Total short-term borrowings                                  35,608     5.02              44,813      5.79
- -----------------------------------------------------------------------------------------------------------

Total interest-bearing liabilities                          561,938     4.14             551,673      4.05
- -----------------------------------------------------------------------------------------------------------

Interest-free funds                                         115,461       --             104,835        --
- -----------------------------------------------------------------------------------------------------------

Total funding                                               677,399     3.44             656,508      3.40
===========================================================================================================

Net interest earnings*                                       $8,012                       $8,129
===========================================================================================================

Net interest spread                                                     4.05%                         4.37%
===========================================================================================================

Net yield on earning assets                                             4.76%                         5.02%
===========================================================================================================

*Includes the following taxable-equivalent adjustments: First Quarter - $518 thousand in 1996 and $513 thousand in 1995. Each represents a pro forma amount of net interest income (above the amount reported in the income statement) that adjusts the yield on tax-exempt assets to a basis equivalent to that of taxable assets.


(1) Excludes fair value adjustments.

quarter of 1996 compared with 1.12 percent and 12.57 percent, respectively, in the same period last year. Increases in noninterest income and a decrease in noninterest expenses were the principal factors in the 7.7 percent increase in earnings.

For the first quarter of 1996, net interest income on a taxable-equivalent basis declined $117,000 or 1.4 percent compared with the same period last year. The net interest margin (net interest income as a percent of earning assets) decreased 26 basis points to 4.76 percent compared with the same period last year.

The average rate earned on earning assets was 23 basis points lower compared with the same period last year. Although average earning assets increased by
3.2 percent compared with the same period last year, the increase occurred in lower yielding investments and federal funds sold due to reduced consumer and real estate loan demand and the effects of the sale of the credit card portfolio in the fourth quarter of 1995. Average loans decreased 1.2 percent compared with the first quarter of 1995 while the average investment in federal funds sold and investment securities increased 15.6 percent during the same period.

The average rate paid on interest-bearing liabilities increased 9 basis points compared with the same period in 1995. Customers are continuing to shift their deposits to higher-yielding certificates of deposit from money market, savings, and checking accounts. Intense competition between financial institutions for core deposit retention and acquisition has also acted to drive liability rates higher. Average certificates of deposit were 49.7 percent of total interest-bearing deposits in the first quarter of 1996 compared with 45.1 percent in the first quarter of 1995. Average deposit balances increased 3.8 percent when compared with the same period last year assisted by the acquisition of two branch offices of First Union National Bank of Maryland, Rockville, Maryland, in the second quarter of 1995 which added $16.1 million in deposits. Reliance on short-term funding sources and the rate paid thereon improved in 1996 compared with the same period last year which partially offset the 20 basis point increase in the average rate paid on interest-bearing deposits.

Management continually monitors Bancorp's balance sheet to insulate net interest income from significant swings caused by interest rate volatility using the concept of natural hedges, a process of adjusting balance sheet positions having individual interest rate risks to control the net interest rate risk as a whole. Derivative financial instruments, such as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics are not utilized. As market rates change, corresponding changes in asset mix and funding sources and pricing are considered to avoid a negative impact on net interest income.

Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in the table below, Bancorp had a net liability sensitive position of $36,978,000 within the one year horizon at March 31, 1996. This position would indicate that Bancorp has the potential for decreased earnings if market interest rates rise in the next twelve months.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also employs more sophisticated interest sensitivity measurement tools to analyze the volatility of net
interest income as a result of changes in interest rates.   Simulation models
are used to subject the current repricing gap positions to rising and falling incremental changes in interest rates of 100, 200, and 300 basis points, and to forecast how net interest income varies under alternative interest rate and business activity scenarios. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance-sheet contracts is also measured. At March 31, 1996, the changes in net interest income and/or market value calculated under these alternative methods were within established parameters.

TABLE 1. INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 1996 (1)

                                                                                                                      Total
                                                                                       Total          Greater        quarter
                           1-30           31-90         91-180        181-365          within          than            end
(In thousands)             days            days          days           days           1 year          1 year        balance
- --------------            -------        -------       -------        -------         -------         -------        -------
Interest-earning
Assets:
Federal funds
  sold                    $ 21,800       $     --      $     --       $     --        $ 21,800        $     --       $ 21,800

Investment
  securities (2)             3,457          8,785        12,080         19,492          43,814         130,547        174,361
Loans, net                  92,276         24,103        29,526         63,101         209,006         259,054        468,060
                          --------       --------      --------       --------        --------        --------       --------
 Total                    $117,533       $ 32,888      $ 41,606       $ 82,593        $274,620        $389,601       $664,221
                          ========       ========      ========       ========        ========        ========       ========

Interest-bearing
  Liabilities:
Deposits                  $ 45,785       $ 56,459      $ 75,916       $ 99,662        $277,822        $254,437       $532,259
Short-term
  borrowings                33,776             --            --             --          33,776              --         33,776
                          --------       --------      --------       --------        --------        --------       --------
  Total                   $ 79,561       $ 56,459      $ 75,916       $ 99,662        $311,598        $254,437       $566,035
                          ========       ========      ========       ========        ========        ========       ========

Interest
  Sensitivity Gap:
Period                    $ 37,972       $(23,571)     $(34,310)      $(17,069)       $(36,978)       $135,164       $ 98,186
Cumulative                  37,972         14,401       (19,909)       (36,978)        (36,978)         98,186         98,186

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.

The allowance for credit losses was $6,013,000 or 1.3 percent of loans outstanding as of March 31, 1996 compared with $6,164,000 or 1.3 percent of loans outstanding as of December 31, 1995 and $5,947,000 or 1.2 percent of loans outstanding as of March 31, 1995. The provision for credit losses was $300,000 for both the first quarter of 1996 and the first quarter of 1995. Net charge-offs for the first quarter were $451,000 compared with $146,000 for the first quarter of last year. Net charge-offs as a percent of total loans were
0.09 percent this quarter compared with 0.03 percent for the same period last year. Table 2 summarizes Bancorp's nonperforming assets and contractually past due loans.

TABLE 2.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                          March 31            March 31       December 31
(Dollars in thousands)                        1996                1995              1995
- ----------------------------------------------------------------------------------------
Nonperforming Assets:
  Nonaccrual loans(1)                      $1,210              $1,867            $1,163
  Other real estate owned
    net of valuation allowance(2)           2,458               3,311             2,351
                                           ------              ------            ------
Total nonperforming assets                 $3,668              $5,178            $3,514
                                           ======              ======            ======

Loans past due 90 or more days
  as to interest or principal(3)           $1,117                $298              $744
                                           ======                ====              ====

Nonperforming loans to
  period-end loans                           0.25%               0.38%             0.24%
Nonperforming assets to
  period-end loans and
  other real estate owned                    0.77%               1.05%             0.72%
Period-end allowance for credit
  losses times nonperforming loans           4.97x               3.19x             5.30x
Period-end allowance for credit
  losses times nonperforming assets
                                             1.64x               1.15x             1.75x
- ---------------------

         (1)Loans are placed on nonaccrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. No interest is taken into income on nonaccrual loans unless received in cash or until such time the borrower demonstrates sustained performance over a period of time in accordance with contractual terms.

         (2)Other real estate owned includes: banking premises no longer used for business purposes and real estate acquired by foreclosure (in partial or complete satisfaction of debt) or otherwise surrendered by the borrower to Bancorp's possession. Other real estate owned is recorded at the lower of cost or fair value on the date of acquisition or transfer from loans. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequent to transfer, these assets are adjusted through a valuation allowance to the lower of the net carrying value or the fair value (net of estimated selling expenses) based on periodic appraisals.

         (3)Nonaccrual loans are not included.

At March 31, 1996, Bancorp had loans amounting to approximately $853,000 that were specifically classified as impaired and included in non-accrual loans in Table 2. At March 31, 1996, no specific allowance for credit losses related to impaired loans was required. The average balance of impaired loans for the period ended March 31, 1996 was $887,000. During the first quarter, cash receipts totaling $37,000 were applied to reduce the principal balance of these impaired loans and no interest income was recognized.

At March 31, 1996, Bancorp had performing loans amounting to $11,814,000 compared with $21,003,000 at December 31, 1995, that were identified as potential problem loans because the borrowers were currently experiencing financial difficulties such that management had concerns that such loans might, in the future, become classified as nonaccrual or delinquent. The decrease in the amount of these loans in 1996 is a reflection of an improvement in credit quality. At March 31, 1996, management does not believe that these loans present any significant risk of loss.

Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans are modest in relation to the size of the loan portfolio.

Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at March 31, 1996 is considered adequate. Management's estimate of credit losses inherent in the credit extension process and the related allowance may change in the near term due to uncertainties inherent in the estimation process.

Noninterest income increased $220,000 or 12.4 percent compared with the first quarter of last year. Contributing significantly to the increase was income from deposit services, which increased $108,000 or 15.6 percent and Trust income, which increased $86,000 or 25.2 percent compared with the same period last year. The increases are reflective of Management's continued focus on business lines which present opportunities for increasing noninterest income.

Noninterest expenses decreased $126,000 or 1.9 percent compared with the same period last year. Increases in salaries and employee benefits and occupancy and equipment expense of $154,000 and $162,000, respectively, compared with the same period last year, were offset by a decrease in other operating expense of $442,000. Lower FDIC insurance premiums of $315,000 compared with the first quarter of last year was the single largest component contributing to the overall decline in noninterest expenses. Congress is still considering legislation that will increase FDIC insurance assessments in the near term on deposits insured by the Bank

Insurance Fund and impose a one-time assessment on deposits insured by the Savings Association Insurance Fund.

The provision for income taxes amounted to $727,000 in the first quarter of 1996 compared with $652,000 in the first quarter of 1995. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt interest income, and the relationship of these changes to each other. Bancorp's effective tax rate increased slightly in the first quarter of 1996 to 25.8 percent compared with 25.2 percent in the first quarter of 1995.

Shareholder's equity totaled $70,917,000 at March 31, 1996, an increase of 1.3 percent compared with the 1995 year end level of $70,019,000 and an increase of
10.8 percent from the year earlier level of $64,018,000. The fair value of the available-for-sale portfolio has decreased $413,000 (net of deferred taxes) since year end. Our capital levels are considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios exceed regulatory guidelines as of March 31, 1996, as follows:

                                    Risk-based Capital
                                  ----------------------
                                  Tier 1         Total               Leverage
                                  Capital      Capital                Ratio
                                  -------      -------               --------
Actual                             12.98%       14.14%                  9.30%
Minimum                             4.00%        8.00%                  3.00%
                                  -------      -------               --------
Excess                              8.98%        6.14%                  6.30%
                                  =======      =======               ========


Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines. Risk-based capital and leverage ratios will continue to exceed regulatory guidelines after the Home Federal acquisition is finalized.

                          PART II - Other Information

Item 4  Submission of Matters to Vote of Security Holders

  (a) The annual meeting of stockholders of F&M Bancorp was held April 16, 1996.

  (b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

  (c)       Election of Directors

            Name                             For            Withheld        Against
            ----                          ---------         --------        -------
            R. Carl Benna                 3,623,324          19,041           --
            John D. Brunk                 3,605,086          37,279           --
            Beverly B. Byron              3,500,842         141,523           --
            Faye E. Cannon                3,624,570          17,795           --
            Martha E. Church              3,609,801          32,564           --
            Albert H. Cohen               3,621,426          20,939           --
            George B. Delaplaine, Jr.     3,626,295          16,070           --
            Maurice A. Gladhill           3,624,956          17,409           --
            Charles W. Hoff, III          3,627,650          14,715           --
            Robert K. Moler               3,622,395          19,970           --
            Charles A. Nicodemus          3,626,582          15,784           --
            H. Deets Warfield, Jr.        3,625,428          16,937           --
            John C. Warfield              3,596,222          46,143           --
            Thomas R. Winkler             3,604,603          37,762           --

Item 6  Exhibits and Reports on Form 8-K                                  Page
                                                                          ----
 (a)    Exhibits

        11  Statement Re:  Computation of per share earnings.               23

        27  Financial Data Schedule

 (b) No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1996.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     F&M BANCORP
                                     -----------
                                     (Registrant)





May 10, 1996                         /s/Kenneth M. Sabanosh
- ------------                         --------------------------------
DATE                                 KENNETH M. SABANOSH
                                     VICE PRESIDENT AND TREASURER