Form 10-Q
period 1996-06-30
F&M BANCORP
filed 1996-08-13
CIK 736473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   Form 10-Q

                                  --------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                        Yes    X             No
                           ---------             ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $5 par value, 4,426,159 shares outstanding as of July 31, 1996.

         Exhibit index located on page 19.

                                  F&M BANCORP
                               TABLE OF CONTENTS


 Part I        FINANCIAL INFORMATION                                                                      PAGE
                                                                                                          ----
               Consolidated Balance Sheets  (Unaudited),
               June 30, 1996 and 1995 and December 31, 1995                                               3

               Consolidated Statements of Income  (Unaudited),
               Three and Six Months Ended June 30, 1996 and 1995                                          4

               Consolidated Statements of Cash Flows  (Unaudited),
               Six Months Ended June 30, 1996 and 1995                                                    5

               Consolidated Statements of Changes in Shareholders'
               Equity  (Unaudited), Six Months Ended June 30, 1996
               and Twelve Months Ended December 31, 1995                                                  6

               Notes to Consolidated Financial Statements (Unaudited)                                     7

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                       14

 Part II       OTHER INFORMATION
               -----------------

               Item 6.  Exhibits and Reports on Form 8-K                                                 23

               Signatures                                                                                24

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M Bancorp and Subsidiary

 (Dollars in thousands,                                     June 30        June 30        December 31
  except per share amounts)                                    1996           1995               1995
- -----------------------------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                   $ 26,552       $ 24,602           $ 26,811
 Federal funds sold                                           2,700          7,000             18,500
                                                           --------       --------           --------

 Total cash and cash equivalents                             29,252         31,602             45,311
                                                           --------       --------           --------

 Loans held for sale                                            212            782                841
                                                           --------       --------           --------

 Investment securities
   Held-to-maturity, fair value
     $64,986, $84,183, and $61,299,
     respectively                                            65,220         82,713             60,146
   Available-for-sale, at fair value                        124,973         81,825            116,988
                                                           --------       --------           --------

 Total investment securities                                190,193        164,538            177,134
                                                           --------       --------           --------

 Loans, net of unearned income                              489,854        494,129            484,694
 Less:  Allowance for credit losses                          (6,152)        (5,995)            (6,164)
                                                           --------       --------           --------

 Net loans                                                  483,702        488,134            478,530
                                                           --------       --------           --------

 Bank premises and equipment, net                            18,393         15,685             16,391
 Other real estate owned                                      2,570          2,784              2,351
 Interest receivable                                          5,512          4,887              5,357
 Intangible assets                                            4,241          5,553              4,451
 Other assets                                                12,425          9,350              9,488
                                                           --------       --------           --------

 Total assets                                              $746,500       $723,315           $739,854
                                                           ========       ========           ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities
 Deposits
   Noninterest-bearing                                     $ 98,188       $ 90,326           $ 96,266
   Interest-bearing                                         530,487        526,193            524,791
                                                           --------       --------           --------
 Total deposits                                             628,675        616,519            621,057
 Federal funds purchased and
   securities sold under agreements
   to repurchase                                             37,763         32,961             40,158
 Other short-term borrowings                                  2,000          2,000              1,392

 Accrued interest and other
   liabilities                                                6,580          5,893              7,228
                                                           --------       --------           --------
 Total liabilities                                          675,018        657,373            669,835
                                                           --------       --------           --------
 Shareholders' equity
 Common stock, par value $5 per
   share; authorized 10,000,000
   shares; issued and outstanding
   4,425,446 shares, 4,410,458
   shares, and 4,413,600 shares,
   respectively                                             22,127          22,052             22,068
 Surplus                                                    24,848          24,576             24,625
 Retained earnings                                          25,466          20,461             23,169
 Net unrealized loss on
   securities available for sale                              (959)         (1,147)               157
                                                          --------        --------           --------
 Total shareholders' equity                                 71,482          65,942             70,019
                                                          --------        --------           --------
 Total liabilities and shareholders'
   equity                                                 $746,500        $723,315           $739,854
                                                          ========        ========           ========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
F&M BANCORP and Subsidiary

                                                         Six month period          Three month period
 (Dollars in thousands,                                   ended June 30              ended June 30
  except per share amounts)                             1996          1995         1996          1995
- --------------------------------------------------------------------------------------------------------
 Interest Income
   Interest and fees on loans                             $21,098    $22,029       $10,553       $11,222
   Interest and dividends on investment
     securities
       Taxable                                              3,285      2,812         1,691         1,404
       Tax-exempt                                           1,838      1,787           910           885
   Interest on federal funds sold                             395         21           178            18
                                                          -------    -------       -------       -------
   Total interest income                                   26,616     26,649        13,332        13,529
                                                          -------    -------       -------       -------
 Interest Expense
   Interest on deposits                                    10,662     10,191         5,316         5,328
   Interest on federal funds purchased
     and securities sold under
     agreements to repurchase                                 848      1,186           423           578
   Interest on other short-term
     borrowings                                                35        146            16           113
                                                          -------    -------       -------       -------
   Total interest expense                                  11,545     11,523         5,755         6,019
                                                          -------    -------       -------       -------

   Net interest income                                     15,071     15,126         7,577         7,510
   Provision for credit losses                                600        600           300           300
                                                          -------    -------       -------       -------
   Net interest income after provision
     for credit losses                                     14,471     14,526         7,277         7,210
                                                          -------    -------       -------       -------
 Noninterest Income
   Trust income                                               856        736           429           395
   Service charges on deposit accounts                      1,634      1,406           835           715
   Gains (losses) on sales of property                         35         11            35            --
   Gains (losses) on sales of securities                      (25)        --           (27)           --
   Other operating income                                   1,534      1,473           769           743
                                                          -------    -------       -------       -------
   Total noninterest income                                 4,034      3,626         2,041         1,853
                                                          -------    -------       -------       -------

 Noninterest Expenses
   Salaries and employee benefits                           6,690      6,523         3,340         3,327
   Occupancy and equipment expense                          1,764      1,469           887           754
   Other operating expense                                  4,491      5,227         2,347         2,641
                                                          -------    -------       -------       -------
   Total noninterest expenses                              12,945     13,219         6,574         6,722
                                                          -------    -------       -------       -------
   Income before provision for
     income taxes                                           5,560      4,933         2,744         2,341
   Provision for income taxes                               1,392      1,226           665           574
                                                          -------    -------       -------       -------
 Net Income                                               $ 4,168    $ 3,707       $ 2,079       $ 1,767
                                                          =======    =======       =======       =======

 Earnings per Common Share
   Based on weighted average shares
     outstanding of 4,421,195 for
     1996, 4,405,971 for 1995                             $   .94    $   .84       $   .47       $   .40
                                                          =======    =======       =======       =======

 Dividends per Share                                      $   .40    $   .36       $   .20       $   .18
                                                          =======    =======       =======       =======

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
F&M BANCORP and Subsidiary

                                                                                        Six Months Ended
                                                                                     June 30         June 30
 (Dollars in thousands)                                                                 1996            1995
- ------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $  4,168        $  3,707
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Provision for credit losses                                                       600             600
       Provision for other real estate owned                                              --             318
       Depreciation and amortization                                                     671             564
       Amortization of intangibles                                                       253             244
       Net premium amortization on investment securities                                 243              69
       Increase in interest receivable                                                  (155)           (130)
       Increase (decrease) in interest payable                                          (117)            175
       Amortization of net loan origination costs (fees)                                 126             (96)
       Gain on sales of property                                                         (35)            (11)
       Loss on sales of securities                                                        25              --
       Decrease (increase) in loans held for sale                                        629            (633)
       Increase in other assets                                                       (2,332)         (2,743)
       Decrease in other liabilities                                                    (531)           (188)
                                                                                    --------        --------
   Net cash provided by operating activities                                           3,545           1,876
                                                                                    --------        --------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities to be held to maturity                          (5,130)         (2,129)
   Purchases of investment securities available for sale                             (37,010)         (6,439)
   Proceeds from calls of securities to be held to maturity                               --             255
   Proceeds from sales/calls of securities available for sale                          8,479              --
   Proceeds from maturing securities available for sale                               18,570          10,997
   Proceeds from maturing securities to be held to maturity                               --           5,075
   Net increase in loans                                                              (5,898)        (14,032)
   Purchases of premises and equipment                                                (2,712)         (2,555)
   Proceeds from sales of property                                                       128             536
   Intangible assets                                                                      --          (1,296)
   Other investing activities                                                           (273)            (48)
                                                                                    --------        --------
   Net cash used in investing activities                                             (23,846)         (9,636)
                                                                                    --------        --------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in noninterest-bearing deposits,
     interest-bearing checking, savings and money market
     accounts                                                                          8,213         (16,383)
   Net increase (decrease) in certificates of deposit                                   (595)         30,723
   Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase                               (2,395)          1,002
   Net increase in other short-term borrowings                                           608              67
   Cash dividends paid                                                                (1,768)         (1,603)
   Dividend reinvestment plan                                                            (13)            (31)
   Proceeds from issuance of common stock                                                192             161
                                                                                    --------        --------
   Net cash provided by financing activities                                           4,242          13,936
                                                                                    --------        --------
   Net increase (decrease) in cash and cash equivalents                              (16,059)          6,176
   Cash and cash equivalents at beginning of period                                   45,311          25,426
                                                                                    --------        --------
   Cash and cash equivalents at end of period                                       $ 29,252        $ 31,602
                                                                                    ========        ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for interest                                                       $ 11,662        $ 11,348
   Cash payments for income tax                                                        2,223           1,399

 NON-CASH INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment for securities available
     for sale, net of deferred income taxes payable
     (benefits)                                                                        1,116           1,826

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiary

                                                                                             Net Unrealized
                                                                                                Gain (Loss)
                                                                                              on Securities
 (Dollars in thousands                        Common                            Retained          Available
 except per share amounts)                     Stock          Surplus           Earnings           for Sale                Total
- -----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1994                $21,023          $20,126            $23,706          $(2,973)               $61,882
 Net income                                       --               --              8,199               --                  8,199
 Dividend reinvestment plan                       --               --                (46)              --                    (46)
 Stock dividend (196,865 shares)                 984            4,257             (5,241)              --                     --
 Cash dividends paid
   ($.76 per share)                               --               --             (3,368)              --                 (3,368)
 Stock options exercised
   (16,217 shares)                                82              262                 --               --                    344
 Stock consideration for options
   exercised (4,108 shares)                      (21)             (20)               (81)              --                   (122)
 Fair value adjustment for
   securities available
   for sale, net                                  --               --                 --            3,130                  3,130
                                             -------          -------            -------          -------                -------
 Balance at December 31, 1995                 22,068           24,625             23,169              157                 70,019
 Net income                                       --               --              4,168               --                  4,168
 Dividend reinvestment plan                       --               --                (13)              --                    (13)
 Cash dividends paid
   ($.40 per share)                               --               --             (1,768)              --                 (1,768)
 Stock options exercised
   (16,656 shares)                                83              249                 --               --                    332
 Stock consideration for options
   exercised (4,810 shares)                      (24)             (26)               (90)              --                   (140)
 Fair value adjustment for
   securities available
   for sale, net                                  --               --                 --           (1,116)                (1,116)
                                             -------          -------            -------          -------                -------
 Balance at June 30, 1996                    $22,127          $24,848            $25,466          $  (959)               $71,482
                                             =======          =======            =======          =======                =======

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. Summary of Significant Accounting Policies

The accompanying financial statements of F&M Bancorp ("Bancorp") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of Bancorp's significant accounting policies is set forth in Note 1 to the consolidated financial statements in it's Annual Report on Form 10-K for the year ended December 31, 1995 (Audited).

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

Home Federal Corporation had total assets at December 31, 1995 of approximately $214,615,000. Home Federal Savings Bank, the primary subsidiary of Home Federal Corporation, currently operates eight banking offices and eleven ATMs in Washington and Allegany Counties, Maryland.

Note 3. Investment Securities

Investment securities are summarized as follows:


- ----------------------------------------------------------------------------------------------------------
                                                                  June 30, 1996
- ----------------------------------------------------------------------------------------------------------

                                                         Gross                Gross             Estimated
                                        Amortized   Unrealized           Unrealized                  Fair
 (In thousands)                              Cost        Gains               Losses                 Value
- ----------------------------------------------------------------------------------------------------------
 Available-for-sale:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                          $ 66,926         $ 45               $  742              $ 66,229

   Obligations of states
   and political sub-
   divisions                               12,140          212                    2                12,350

   Mortgage-backed
   securities                              42,701           27                  948                41,780
- ----------------------------------------------------------------------------------------------------------
 Total-debt securities                    121,767          284                1,692               120,359
 Equity securities                          4,614           --                   --                 4,614
- ----------------------------------------------------------------------------------------------------------
 Total available-for-sale:                126,381          284                1,692               124,973
- ----------------------------------------------------------------------------------------------------------
 Held-to-maturity:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                             4,946           27                   91                 4,882

   Obligations of states
   and political
   subdivisions                            60,274          586                  756                60,104
- ----------------------------------------------------------------------------------------------------------
 Total held-to-maturity                    65,220          613                  847                64,986
- ----------------------------------------------------------------------------------------------------------
 Total investment
 securities                              $191,601         $897               $2,539              $189,959
==========================================================================================================

                                  (Unaudited)



- ------------------------------------------------------------------------------------------------
                                                        June 30, 1995
- ------------------------------------------------------------------------------------------------
                                                    Gross             Gross           Estimated
                                      Amortized  Unrealized      Unrealized                Fair
 (In thousands)                            Cost     Gains            Losses               Value
- ------------------------------------------------------------------------------------------------
 Available-for-sale:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                        $ 50,789    $  166            $  389            $ 50,566

   Obligations of states
   and political sub-
   divisions                              3,235        42                19               3,258

   Other                                    100        --                --                 100

   Mortgage-backed
   securities                            25,036        53               364              24,725
- ------------------------------------------------------------------------------------------------
 Total-debt securities                   79,160       261               772              78,649
 Equity securities                        3,176        --                --               3,176
- ------------------------------------------------------------------------------------------------
 Total available-for-sale:               82,336       261               772              81,825
- ------------------------------------------------------------------------------------------------
 Held-to-maturity:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                           7,127       344                --               7,471

   Obligations of states
   and political
   subdivisions                          64,542       957               409              65,090

   Mortgage-backed
   securities                            11,044       578                --              11,622
- ------------------------------------------------------------------------------------------------
 Total held-to-maturity                  82,713     1,879               409              84,183
- ------------------------------------------------------------------------------------------------
 Total investment
 securities                            $165,049    $2,140            $1,181            $166,008
================================================================================================

                                  (Unaudited)



- -----------------------------------------------------------------------------------------------------
                                                               December 31, 1995
- -----------------------------------------------------------------------------------------------------
                                                                Gross           Gross      Estimated
                                             Amortized     Unrealized      Unrealized           Fair
 (In thousands)                                   Cost          Gains          Losses          Value
- -----------------------------------------------------------------------------------------------------
 Available-for-sale:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                                $ 59,896        $  245           $118         $ 60,023

   Obligations of states
   and political sub-
   divisions                                     16,979           385              1           17,363

   Mortgage-backed
   securities                                    34,041            63            214           33,890
- -----------------------------------------------------------------------------------------------------
 Total-debt securities                          110,916           693            333          111,276
 Equity securities                                5,712            --             --            5,712
- -----------------------------------------------------------------------------------------------------
 Total available-for-sale:                      116,628           693            333          116,988
- -----------------------------------------------------------------------------------------------------
 Held-to-maturity:
   U.S. Treasury securities
   and obligations of U.S.
   government corporations
   and agencies                                   4,940            57             --            4,997

   Obligations of states
   and political
   subdivisions                                  55,206         1,185             89           56,302
- -----------------------------------------------------------------------------------------------------
 Total held-to-maturity                          60,146         1,242             89           61,299
- -----------------------------------------------------------------------------------------------------
 Total investment
 securities                                    $176,774        $1,935           $422         $178,287
=====================================================================================================

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

                                  (Unaudited)

The amortized cost and estimated fair values of investments at June 30, 1996 are listed below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Amortized                 Fair
 (in thousands)                                                        Cost                Value
- --------------------------------------------------------------------------------------------------
 Available-for-sale:
   Within 1 year                                                   $ 29,864             $ 29,940
   After 1 but within 5 years                                        40,207               39,902
   After 5 years but within 10 years                                  8,995                8,737
   Mortgage-backed securities                                        42,701               41,780
   Equity securities                                                  4,614                4,614
- --------------------------------------------------------------------------------------------------
   Total available-for-sale                                         126,381              124,973
- --------------------------------------------------------------------------------------------------
 Held-to-maturity:
   After 1 but within 5 years                                        27,701               27,909
   After 5 years but within 10 years                                 37,410               36,969
   After 10 years                                                       109                  108
- --------------------------------------------------------------------------------------------------
   Total held-to-maturity                                            65,220               64,986
- --------------------------------------------------------------------------------------------------
 Total investment securities                                       $191,601             $189,959
==================================================================================================



The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required and permitted by law, totaled $86,747,000 at June 30, 1996.

Proceeds from sales/calls of debt securities available for sale totaled $8,479,000 for the period ended June 30, 1996. Gross gains of $2,000 and gross losses of $27,000 were realized on those sales.

Proceeds from calls of debt securities held to maturity for the period ended June 30, 1995 were $255,000. No gains or losses were realized on those calls.

                                  (Unaudited)


Note 4. Loans

Loans, net of unearned income, consist of the following:



- ------------------------------------------------------------------------------------------------------
                                                                      June 30,           December 31,
- ------------------------------------------------------------------------------------------------------
 (In thousands)                                                 1996           1995           1995
- ------------------------------------------------------------------------------------------------------
 Real Estate Loans
   Construction and land development                         $ 18,406       $ 21,206       $ 19,326
   Secured by farmland                                          6,333          6,176          6,212
   Secured by 1 to 4 family
     residential properties                                   101,276        116,459        111,109
   Other                                                       90,001         85,395         87,706
 Loans to farmers                                               1,325          1,688          1,493
 Commercial and industrial loans                               53,447         50,491         55,622
 Loans to individuals for household,
   family, and other personal
   expenditures                                               213,535        197,030        197,348
 Credit card loans                                                 --         10,983          1,057
 All other loans and lease financing
   receivables                                                  5,531          4,701          4,821
- ------------------------------------------------------------------------------------------------------
 Totals                                                      $489,854       $494,129       $484,694
======================================================================================================



Loans to states, political subdivisions, and industrial revenue bonds are included in all other loans in the schedule above and in loans in the statement of condition.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.

Note 5. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:



- ---------------------------------------------------------------------------------------------------
                                                                June 30,               December 31,
- ---------------------------------------------------------------------------------------------------
 (In thousands)                                      1996                     1995            1995
- ---------------------------------------------------------------------------------------------------
 Bank premises and land                          $ 17,088                 $ 17,111        $ 15,961
 Furniture and equipment                           11,934                   10,417          10,968
 Leasehold improvements                             1,510                      967             993
- ---------------------------------------------------------------------------------------------------
 Less accumulated depreciation                     30,532                   28,495          27,922
   and amortization                               (12,139)                 (12,810)        (11,531)
- ---------------------------------------------------------------------------------------------------

 Net premises and equipment                      $ 18,393                 $ 15,685        $ 16,391
===================================================================================================

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

Bancorp's net income for the second quarter of 1996 was $2,079,000 or 47 cents per share, an increase of $312,000 or 17.7 percent compared with the second quarter of last year. Year-to-date net income was $4,168,000 or 94 cents per share, an increase of $461,000 or 12.4 percent compared with the same period last year. The improvement in earnings was primarily driven by increases in noninterest income coupled with reductions in noninterest expenses.


Return on average assets was 1.14 percent and 1.13 percent, respectively, for the six month and three month periods ended June 30, 1996 compared with 1.06 percent and 1.00 percent, respectively, for the six month and three month periods ended June 30, 1995. Return on average equity was 11.83 percent and
11.77 percent, respectively, for the six month and three month periods ended June 30, 1996 compared with 11.76 percent and 10.98 percent, respectively, for the same periods last year.

RESULTS OF OPERATIONS

Net Interest Income.

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings. Net interest income is impacted by changes in the volume and mix of earning assets and funding sources, market interest rates, monetary policy of the Federal Reserve Board and other factors.

Average balances and rates for major categories of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 1996 and June 30, 1995, respectively, appear in Table 1. Net interest income on a taxable-equivalent basis declined $42,000 or 0.9 percent for the first six months compared with the same period last year. Rate related declines in interest expense were offset by a decline in interest income resulting from a change in the mix of earning assets from loans to investments and federal funds sold. Average earning assets increased 3.1 percent from June 30, 1995. The percentage of average loans to average earning assets declined to 70.8 percent from 74.4 percent. The average yield on earning assets for the first six months declined 28 basis points compared with the same period in 1995. Total average interest-bearing liability balances increased 2.8 percent from 1995 however the average rate paid thereon declined 12 basis points due to a decline in borrowed funds. Deposit growth was assisted by the acquisition of two branch offices of First Union National Bank of Maryland in the second quarter of 1995 which added $16.1 million in deposits.

 Table 1  Average Balances, Interest and Average Rates

- --------------------------------------------------------------------------------------------------------------------
                                                       Second Quarter                          Six Months
- --------------------------------------------------------------------------------------------------------------------
                                                 1996               1995             1996              1995
- --------------------------------------------------------------------------------------------------------------------
                                           Average           Average           Average           Average
- --------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)                    Balance   Rate    Balance    Rate   Balance    Rate   Balance    Rate
- --------------------------------------------------------------------------------------------------------------------
 Interest-earning assets
 Federal funds sold                        $ 13,317    5.38%  $  1,265  5.71%   $14,550  5.46%    $   731   5.79%
- --------------------------------------------------------------------------------------------------------------------

 Investment securities(1)(2)
   Taxable                                  114,044    5.93     98,477  5.69    111,364  5.90      99,725   5.64
   Tax-exempt                                72,160    7.64     67,712  7.93     72,481  7.68      68,609   7.89
- --------------------------------------------------------------------------------------------------------------------

 Total investment securities                186,204    6.59    166,189  6.61    183,845  6.60     168,334   6.56
- --------------------------------------------------------------------------------------------------------------------

 Loans, net of unearned interest            483,295    8.82    494,295  9.14    481,260  8.85     490,066   9.10
- --------------------------------------------------------------------------------------------------------------------

 Total interest-earning assets              682,816    8.15    661,749  8.50    679,655  8.18     659,131   8.46
- --------------------------------------------------------------------------------------------------------------------
 Interest-bearing liabilities
 Interest-bearing deposits
   Checking                                  70,150    2.00     66,833  2.32     70,414  2.00      67,571   2.34
   Savings                                  112,356    2.58    111,526  3.03    111,329  2.62     112,816   2.95
   Money Market                              84,912    3.17     84,255  3.63     84,424  3.09      87,503   3.57
   Certificates of deposit                  262,431    5.48    242,263  5.52    261,938  5.54     235,440   5.32
- --------------------------------------------------------------------------------------------------------------------
 Total interest-bearing deposits            529,849    4.04    504,877  4.23    528,105  4.05     503,330   4.08
- --------------------------------------------------------------------------------------------------------------------

 Short-term borrowings
  Federal funds purchased and securities
     sold under agreements to repurchase     35,384    4.81     39,383  5.90     34,800  4.90      40,910   5.85
   Other                                      1,334    4.82      6,860  6.61      1,365  3.43       4,621   6.37
- --------------------------------------------------------------------------------------------------------------------

 Total short-term borrowings                 36,718    4.81     46,243  6.00     36,165  4.91      45,531   5.90
- --------------------------------------------------------------------------------------------------------------------

 Total interest-bearing liabilities         566,567    4.09    551,120  4.38    564,270  4.11     548,861   4.23
- --------------------------------------------------------------------------------------------------------------------

 Interest-free funds                        116,249            110,629          115,385           110,270
- --------------------------------------------------------------------------------------------------------------------

 Total funding                              682,816    3.39    661,749  3.64    679,655  3.42     659,131   3.52
- --------------------------------------------------------------------------------------------------------------------

 Net interest earnings*                    $  8,087           $  8,012          $16,099           $16,141
- --------------------------------------------------------------------------------------------------------------------
 Net interest spread                                   4.06%            4.12%            4.07%              4.23%
- --------------------------------------------------------------------------------------------------------------------
 Net yield on earning assets                           4.76%            4.86%            4.76%              4.94%
- --------------------------------------------------------------------------------------------------------------------



*Includes the following taxable-equivalent adjustments: Second quarter - $510 thousand in 1996 and $502 thousand in 1995; six months - $1,028 thousand in 1996 and $1,015 thousand in 1995. Each represents a pro forma amount of net interest income (above the amount reported in the income statement) that adjusts the yield on tax-exempt assets to a basis equivalent to that of taxable assets.

(1)Excludes fair value adjustments.
(2)Includes interest-bearing deposits with banks.



Net interest income on a taxable-equivalent basis increased $75,000 or 1.0 percent for the second quarter compared with the same quarter last year. Average yield on earning assets for the quarter declined 35 basis points compared with the same quarter last year, while the average rate paid on interest-bearing liabilities decreased 29 basis points. Average earning assets for the quarter increased 3.2 percent from 1995 but average loans declined. Average interest-bearing deposits for the quarter increased 4.9 percent while average short-term borrowings declined 79.4 percent compared with the same quarter in 1995. The growth in earning assets was also partially funded by a
5.1 percent increase in interest-free funds.

The net interest margin, the ratio of taxable-equivalent net interest income to earning assets, declined 18 basis points for the first six months of 1996 compared with the same period last year and declined 10 basis points for the second quarter of 1996 compared with the second quarter of last year. The net interest margin declined as the rate of growth in earning assets exceeded the rate of growth in net interest income.

Management continually monitors Bancorp's balance sheet to insulate net interest income from significant swings caused by interest rate volatility using the concept of natural hedges, a process of adjusting balance sheet positions having individual interest rate risks to control the net interest rate risk as a whole. Derivative financial instruments such as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics are not currently utilized. As market rates change, corresponding changes in asset mix, funding sources and pricing are considered to avoid a negative impact on net interest income.




TABLE 2.  INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 1996 (1)

                                                                                                                Total
                                                                                    Total          Greater     quarter
                            1-30          31-90        91-180        181-365        within          than         end
 (In thousands)             days           days         days          days          1 year         1 year      balance
- ------------------------------------------------------------------------------------------------------------------------
 Interest-earning
 Assets:
 Federal funds
   sold                   $ 2,700      $     --     $     --      $     --       $   2,700       $     --     $  2,700

 Investment
   securities (2)           1,226         7,244        8,699         13,301         30,470        157,148      187,618
 Loans, net                77,103        19,808       25,999         53,593        176,503        301,119      477,622
                          -------       -------      -------        -------       --------       --------     --------
  Total                   $81,029      $ 27,052     $ 34,698      $  66,894      $ 209,673       $458,267     $667,940
                          =======       =======      =======        =======       ========       ========     ========

 Interest-bearing
   Liabilities:
 Deposits                 $49,439      $ 63,675     $ 61,738      $ 113,796      $ 288,648       $241,839     $530,487
 Short-term
   borrowings              39,763            --           --             --         39,763             --       39,763
                          -------       -------      -------       --------       --------       --------     --------
   Total                  $89,202      $ 63,675     $ 61,738      $ 113,796      $ 328,411       $241,839     $570,250
                          =======       =======      =======       ========       ========       ========     ========

 Interest
   Sensitivity Gap:
 Period                   $(8,173)     $(36,623)    $(27,040)     $ (46,902)     $(118,738)      $216,428      $97,690
 Cumulative                (8,173)      (44,796)     (71,836)      (118,738)      (118,738)        97,690       97,690



(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.

Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in Table 2, Bancorp had a net liability sensitive position of $118,738,000 within the one year horizon at June 30, 1996. This position would indicate that Bancorp has the potential for decreased earnings if market rates were to rise in the next twelve months. Conversely, if market rates were to decline in the next twelve months, an increase in earnings would be anticipated.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also employs more sophisticated interest sensitivity measurement tools to analyze the volatility of net interest income as a result of changes in interest rates. Simulation models are used to subject the current repricing gap position to rising and falling incremental changes in interest rates of 100, 200, and 300 basis points, and to forecast how net interest income varies under alternative interest rate and business activity scenarios. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance sheet contracts is also measured. At June 30, 1996, the changes in net interest income and/or market value calculated under these alternative methods were within limits established by the Board of Directors.

Noninterest Income.

Noninterest income increased $408,000 or 11.3 percent for the first six months of 1996 when compared with the same period last year. Nearly all categories of noninterest income increased as management continued its focus on business lines which present opportunities for future revenue enhancement. Contributing significantly to the increase was income from deposit services, which increased $228,000 or 16.2 percent, and Trust income, which increased $120,000 or 16.2 percent.

For the three month period ended June 30, 1996, noninterest income increased $188,000 or 10.1 percent compared with the same period last year. The increase was primarily attributable to increases in income from deposit services, which increased $120,000 or 16.8 percent, and Trust income which increased $34,000 or
8.6 percent. Nonrecurring gains of $35,000 from property sales and losses from the sale of securities totaling $27,000 were recognized in 1996 but no gains or losses from property or securities sales were recognized in 1995.

Noninterest Expenses.

Noninterest expenses decreased $274,000 or 2.1 percent for the first half of the year and $294,000 or 2.2 percent for the second quarter compared with the same periods last year. Noninterest expenses declined despite the increased overhead associated with the continued expansion of the retail delivery system. Current year results reflect the full impact from the two First Union offices acquired in June, 1995 and the addition of a de novo office in March, 1996. Increases in salaries and employee benefits and occupancy and equipment expenses were more than offset by decreases in other operating expenses. The largest single factor in the decline in other operating expenses was lower FDIC insurance premiums which decreased $624,000 year-to-date and $309,000 for the quarter compared with the same periods last year. Congress is still considering legislation that may increase FDIC insurance assessments in the near term on deposits insured by the Bank Insurance Fund and impose a one-time assessment on deposits insured by the Savings Association Insurance Fund.


Income Taxes.

The provision for income taxes increased $166,000 and $91,000, respectively, for the six month and three month periods ended June 30, 1996 compared with the same periods last year. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rates for the first six months of 1996 and 1995 were
25.0 percent and 24.9 percent, respectively. For the second quarter of 1996 and 1995, the effective tax rates were 24.2 percent and 24.5 percent. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past due loans. Total nonperforming assets at June 30, 1996 have declined $665,000 compared with year earlier levels and have increased only slightly since year-end. Loans past due 90 or more days as to interest or principal reflected a $311,000 increase compared with prior year levels but have declined since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans and past due loans are modest in relation to the size of the loan portfolio.

At June 30, 1996 Bancorp had loans amounting to approximately $815,000 that were specifically classified as impaired and included as non-accrual loans in Table 3. No specific allowance for credit losses related to impaired loans was required. The average balance of impaired loans for the three and six month periods ended June 30, 1996 were $826,000 and $857,000, respectively. During the first half of the year, cash receipts totaling $75,000, of which $38,000 was received in the second quarter, were applied to reduce the principal balance of these impaired loans and no interest income was recognized.

  TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                                            June 30         June 30      December 31
 (Dollars in thousands)                                       1996             1995             1995
- -----------------------------------------------------------------------------------------------------
 Nonperforming Assets:
   Nonaccrual loans(1)                                      $1,147           $1,598           $1,163
   Other real estate owned
     net of valuation allowance(2)(4)                        2,570            2,784            2,351
- -----------------------------------------------------------------------------------------------------
 Total nonperforming assets                                 $3,717           $4,382           $3,514
- -----------------------------------------------------------------------------------------------------

 Loans past due 90 or more days
   as to interest or principal(3)                           $  729           $  418             $744
- -----------------------------------------------------------------------------------------------------

 Nonperforming loans to
   period-end loans                                           0.23%            0.32%            0.24%
 Nonperforming assets to
   period-end loans and
   other real estate owned                                    0.75%            0.88%            0.72%
 Period-end allowance for credit
   losses times nonperforming loans                           5.36x            3.75x            5.30x
 Period-end allowance for credit
   losses times nonperforming assets                          1.66x            1.37x            1.75x

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

         (3)Nonaccrual loans are not included.

         (4)Consists principally of the real estate held in a limited partnership and includes minority interests totaling $756,000, $706,000, and $727,000 at June 30, 1996, June 30, 1995, and December 31, 1995, respectively.

POTENTIAL PROBLEM LOANS

At June 30, 1996, Bancorp had performing loans amounting to $9,867,000 that were identified as potential problem loans because the borrowers were currently experiencing financial difficulties such that management had concerns that such loans might, in the future, become classified as nonaccrual or delinquent. At December 31, 1995, these loans totaled $21,003,000. The decrease in the amount of these loans during 1996 is a reflection of an improvement in credit quality. As of June 30, 1996, management does not believe that these loans present any significant risk of loss.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses was $6,152,000 or 1.3 percent of loans outstanding as of June 30, 1996 compared with $6,164,000 or 1.3 percent of loans outstanding as of December 31, 1995 and $5,995,000 or 1.2 percent of loans outstanding as of June 30, 1995. The provision for credit losses for both the second quarter and first half of 1996 was unchanged from prior year amounts. As reflected in Table 4, net charge-offs for the six month period ended June 30, 1996 increased $214,000 but decreased $91,000 in the second quarter of 1996 compared with the same periods last year.

TABLE 4.  ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

- -------------------------------------------------------------------------------------------------------
                                                                     Period ended
- -------------------------------------------------------------------------------------------------------
                                                         June 30       June 30             December 31
 (Dollars in thousands)                                     1996          1995                    1995
- -------------------------------------------------------------------------------------------------------
 Average loans outstanding
   less average unearned income                         $480,304      $489,743                $491,513
=======================================================================================================
 Allowance for credit losses
   at beginning of year                                 $  6,164      $  5,793                $  5,793
- -------------------------------------------------------------------------------------------------------
 Charge-offs
   Real estate                                                 7            21                     427
   Commercial and industrial                                  10            14                      70
   Consumer                                                1,604         1,075                   2,758
- -------------------------------------------------------------------------------------------------------
 Total loans charged-off                                   1,621         1,110                   3,255
- -------------------------------------------------------------------------------------------------------
 Recoveries
   Real estate                                                 9            21                      21
   Commercial and industrial                                   2             8                      22
   Consumer                                                  998           683                   1,583
- -------------------------------------------------------------------------------------------------------
 Total recoveries                                          1,009           712                   1,626
- -------------------------------------------------------------------------------------------------------
 Net charge-offs                                             612           398                   1,629
- -------------------------------------------------------------------------------------------------------
 Additions charged to
   operating expense                                         600           600                   2,000
- -------------------------------------------------------------------------------------------------------
 Allowance for credit losses
   at end of period                                     $  6,152      $  5,995                $  6,164
=======================================================================================================
 Ratio of net charge-offs to
   average loans outstanding                               0.13%         0.08%                   0.33%
=======================================================================================================

Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at June 30, 1996 is considered adequate. Management's estimate of credit losses inherent in the credit extension process and the related allowance may change in the near term due to uncertainties inherent in the estimation process.

TABLE 5.  ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES

                                            June 30, 1996             June 30, 1995          December 31, 1995
                                            ---------------------------------------------------------------------
                                                      % Gross                 % Gross                   % Gross
 (Dollars in thousands)                    Amount      Loans(1)     Amount     Loans(1)     Amount       Loans(1)
- -----------------------------------------------------------------------------------------------------------------
 Real estate
   Construction and
     land development                      $  612       3.7%         $  760     4.3%        $  694        4.0%
   Residential mortgage                       207      20.7             113    23.6             69       22.9
   Other mortgage                             898      18.4             743    17.3            969       18.1
 Commercial and industrial                    711      10.9           1,373    10.2            954       11.5
 Consumer                                   1,890      43.6           1,819    42.1          1,946       40.9
 Unallocated                                1,834       2.7           1,187     2.5          1,532        2.6
- -----------------------------------------------------------------------------------------------------------------
 Total allowance for
   credit losses                           $6,152     100.0%         $5,995   100.0%        $6,164      100.0%
=================================================================================================================

(1)Excludes loans held for sale.


Table 5 presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.


CAPITAL RESOURCES


Shareholders' equity totaled $71,482,000 at June 30, 1996, an increase of 2.1 percent compared with the 1995 year end level of $70,019,000 and an increase of
8.4 percent from the year earlier level of $65,942,000. The fair value of the available for sale portfolio increased $1,116,000 (net of deferred taxes) since year end. Capital levels are considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio. Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of June 30, 1996, as follows:

TABLE 6.  CAPITAL RATIOS

                             Risk-based Capital
                           ----------------------
                           Tier 1        Total               Leverage
                           Capital     Capital                Ratio
                           -------     -------               --------
Actual                     12.76%      13.90%                  9.39%
Minimum                     4.00%       8.00%                  3.00%
                          -------     -------               --------
Excess                      8.76%       5.90%                  6.39%
                          =======     =======               ========

Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines. Risk-based capital ratios and leverage ratios will continue to exceed regulatory guidelines after the Home Federal acquisition is finalized.

Item 6  Exhibits and Reports on Form 8-K                                      Page
                                                                              ----
(a)      Exhibits

         11  Statement Re:  Computation of per share earnings.                25
         27  Financial Data Schedule


 (b) A report on Form 8-K Item 5. Other Events was filed on April 8, 1996 to announce the execution of a Plan and Agreement to Merge dated as of April 2, 1996 by the Registrant and Home Federal Corporation, a Maryland thrift holding company.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    F&M BANCORP
                                                    -----------
                                                    (Registrant)





August 8, 1996                                     /s/Kenneth M. Sabanosh
- --------------                                     -----------------------------
   Date                                            KENNETH M. SABANOSH
                                                   VICE PRESIDENT AND TREASURER