Form 10-Q
period 1996-09-30
F&M BANCORP
filed 1996-11-14
CIK 736473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from -- to -- .

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

                        YES [X]               NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $5 par value, 4,427,403 shares outstanding as of November 4, 1996.

Exhibit index located on page 19.

                                  F&M BANCORP
                               TABLE OF CONTENTS


PART I:     FINANCIAL INFORMATION                                       PAGE

            Consolidated Balance Sheets (Unaudited),
            September 30, 1996 and 1995 and December 31, 1995             3

            Consolidated Statements of Income (Unaudited),
            Three and Nine Months Ended September 30, 1996 and 1995       4

            Consolidated Statements of Cash Flows (Unaudited),
            Nine Months Ended September 30, 1996 and 1995                 5

            Consolidated Statements of Changes in Shareholders'
            Equity (Unaudited), Nine Months Ended September 30, 1996
            and Twelve Months Ended December 31, 1995                     6

            Notes to Consolidated Financial Statements (Unaudited)        7

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          14

PART II     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                    22

            Signatures                                                   23

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M Bancorp and Subsidiary

 (Dollars in thousands,             September 30    September 30    December 31
  except per share amounts)              1996           1995            1995
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                $ 32,009       $ 21,024       $ 26,811
Federal funds sold                           --          4,100         18,500
                                       --------       --------       --------

Total cash and cash equivalents          32,009         25,124         45,311
                                       --------       --------       --------

Loans held for sale                          --            362            841
                                       --------       --------       --------

Investment securities
  Held-to-maturity, fair value
    $66,499, $86,385, and $61,299,
    respectively                         66,117         84,388         60,146
  Available-for-sale, at fair value     114,225         82,665        116,988
                                       --------       --------       --------

Total investment securities             180,342        167,053        177,134
                                       --------       --------       --------

Loans, net of unearned income           508,263        496,506        484,694
Less:  Allowance for credit losses       (6,020)        (5,595)        (6,164)
                                       --------       --------       --------

Net loans                               502,243        490,911        478,530
                                       --------       --------       --------

Bank premises and equipment, net         19,741         15,730         16,391
Other real estate owned                   2,646          2,707          2,351
Interest receivable                       5,344          5,055          5,357
Intangible assets                         4,115          5,404          4,451
Other assets                             13,632          9,129          9,488
                                       --------       --------       --------

Total assets                           $760,072       $721,475       $739,854
                                       ========       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
  Noninterest-bearing                  $ 99,554       $ 86,733       $ 96,266
  Interest-bearing                      528,168        522,852        524,791
                                       --------       --------       --------
Total deposits                          627,722        609,585        621,057
Federal funds purchased and
  securities sold under agreements
  to repurchase                          35,509         36,280         40,158
Other short-term borrowings              16,601          1,853          1,392

Accrued interest and other liabilities    7,192          6,446          7,228
                                       --------       --------       --------
Total liabilities                       687,024        654,164        669,835
                                       --------       --------       --------
Shareholders' equity
Common stock, par value $5 per share;
  authorized 10,000,000 shares;
  issued and outstanding 4,426,934
  shares, 4,412,550 shares, and
  4,413,600 shares, respectively         22,135         22,063         22,068
Surplus                                  24,874         24,608         24,625
Retained earnings                        26,675         21,617         23,169
Net unrealized gain (loss) on
  securities available for sale            (636)          (977)           157
                                       --------       --------       --------
Total shareholders' equity               73,048         67,311         70,019
                                       --------       --------       --------
Total liabilities and shareholders'
  equity                               $760,072       $721,475       $739,854
                                       ========       ========       ========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
F&M BANCORP and Subsidiary

                                    Nine month period      Three month period
(Dollars in thousands,              ended September 30     ended September 30
except per share amounts)           1996       1995        1996       1995
-----------------------------------------------------------------------------
Interest Income
  Interest and fees on loans        $32,060    $33,335     $10,962    $11,306
  Interest and dividends on
    investment securities
      Taxable                         5,028      4,210       1,743      1,399
      Tax Exempt                      2,737      2,671         899        883
  Interest on federal funds sold        425        139          30        118
                                    -------    -------     -------    -------
  Total interest income              40,250     40,355      13,634     13,706
                                    -------    -------     -------    -------
Interest Expense
  Interest on deposits               15,932     15,724       5,270      5,533
  Interest on federal funds
    purchased and securities sold
    under agreements to repurchase    1,339      1,683         491        497
  Interest on other short-term
    borrowings                          140        165         105         19
                                    -------    -------     -------    -------
  Total interest expense             17,411     17,572       5,866      6,049
                                    -------    -------     -------    -------

  Net interest income                22,839     22,783       7,768      7,657
  Provision for credit losses           900        950         300        350
                                    -------    -------     -------    -------
  Net interest income after
    provision for credit losses      21,939     21,833       7,468      7,307
                                    -------    -------     -------    -------
Noninterest Income
  Trust income                        1,304      1,134         448        398
  Service charges on deposit
    accounts                          2,473      2,169         839        763
  Gains on sales of property             58         13          23          2
  Gains (losses) on sales of
    securities                          (25)         8          --          8
  Other operating income              2,392      2,166         858        693
                                    -------    -------     -------    -------
  Total noninterest income            6,202      5,490       2,168      1,864
                                    -------    -------     -------    -------

Noninterest Expenses
  Salaries and employee benefits     10,194      9,929       3,504      3,406
  Occupancy and equipment expense     2,703      2,292         939        823
  Other operating expense             6,838      7,384       2,347      2,157
                                    -------    -------     -------    -------
  Total noninterest expenses         19,735     19,605       6,790      6,386
                                    -------    -------     -------    -------
  Income before provision for
    income taxes                      8,406      7,718       2,846      2,785
Provision for income taxes            2,130      1,963         738        737
                                    -------    -------     -------    -------
Net Income                          $ 6,276    $ 5,755     $ 2,108    $ 2,048
                                    =======    =======     =======    =======

Earnings per Common Share
  Based on weighted average shares
    outstanding of 4,422,912 for
    1996, 4,407,840 for 1995        $  1.42    $  1.31     $   .48    $   .47
                                    =======    =======     =======    =======

Dividends per Share                 $   .60    $   .56     $   .20    $   .20
                                    =======    =======     =======    =======

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
F&M BANCORP and Subsidiary

                                                        Nine Months Ended
                                                  September 30   September 30
 (Dollars in thousands)                               1996           1995
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  6,276       $  5,755
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for credit losses                          900            950
      Provision for other real estate owned                 --            418
      Depreciation and amortization                      1,058            899
      Amortization of intangibles                          379            393
      Net premium amortization on investment securities    349             87
      Decrease (Increase) in interest receivable            13           (298)
      Increase in interest payable                          25            220
      Amortization of net loan origination costs (fees)     97            (81)
      Gain on sales of property                            (58)           (13)
      Loss (gain) on sales of securities                    25             (8)
      Decrease (increase) in loans held for sale           841           (213)
      Increase in other assets                          (3,726)        (2,621)
      Increase (decrease) in other liabilities            (204)           320
                                                      --------       --------
   Net cash provided by operating activities             5,975          5,808
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities to be
    held to maturity                                    (6,056)        (3,306)
  Purchases of investment securities available
    for sale                                           (39,815)       (25,029)
  Proceeds from calls of securities to be held
    to maturity                                             --            255
  Proceeds from sales/calls of securities
    available for sale                                   8,479          6,139
  Proceeds from maturing securities available for sale  32,556         23,708
  Proceeds from maturing securities to be held
    to maturity                                             --          3,736
  Net increase in loans                                (24,710)       (17,174)
  Purchases of premises and equipment                   (4,424)        (2,945)
  Proceeds from sales of property                          128            548
  Intangible assets                                         --         (1,296)
  Other investing activities                              (349)           (71)
                                                      --------       --------
  Net cash used in investing activities                (34,191)       (15,435)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in noninterest-bearing
    deposits, interest-bearing checking, savings
    and money market accounts                            4,078        (27,060)
  Net increase in certificates of deposit                2,587         34,466
  Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase  (4,649)         4,321
  Net increase (decrease) in other short-term
    borrowings                                          15,352            (80)
  Cash dividends paid                                   (2,654)        (2,486)
  Dividend reinvestment plan                               (19)           (40)
  Proceeds from issuance of common stock                   219            204
                                                      --------       --------
  Net cash provided by financing activities             14,914          9,325
                                                      --------       --------
  Net (decrease) in cash and cash equivalents          (13,302)          (302)
  Cash and cash equivalents at beginning of period      45,311         25,426
                                                      --------       --------
  Cash and cash equivalents at end of period          $ 32,009       $ 25,124
                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                          $ 17,386       $ 17,352
  Cash payments for income tax                           3,103          1,974

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment for securities available
    for sale, net of deferred income taxes payable
    (benefits)                                            (793)         1,996

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiary

                                                             Net
                                                             Unrealized
                                                             Gain
                                                             (Loss) on
                                                             Securities
(Dollars in thousands          Common              Retained  Available
except per share amounts)      Stock     Surplus   Earnings  for Sale   Total
-------------------------------------------------------------------------------
Balance at December 31, 1994   $21,023   $20,126   $23,706   $(2,973)   $61,882
Net income                          --        --     8,199        --      8,199
Dividend reinvestment plan          --        --       (46)       --        (46)
Stock dividend (196,865 shares)    984     4,257    (5,241)       --         --
Cash dividends paid
  ($.76 per share)                  --        --    (3,368)       --     (3,368)
Stock options exercised
  (16,217 shares)                   82       262        --        --        344
Stock consideration for options
  exercised (4,108 shares)         (21)      (20)      (81)       --       (122)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --     3,130      3,130
                               -------   -------   -------   -------    -------
Balance at December 31, 1995    22,068    24,625    23,169       157     70,019
Net income                          --        --     6,276        --      6,276
Dividend reinvestment plan          --        --       (19)       --        (19)
Cash dividends paid
  ($.60 per share)                  --        --    (2,654)       --     (2,654)
Stock options exercised
  (18,726 shares)                   94       278        --        --        372
Stock consideration for options
  exercised (5,392 shares)         (27)      (29)      (97)       --       (153)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --      (793)      (793)
                               -------   -------   -------   -------    -------
Balance at September 30, 1996  $22,135   $24,874   $26,675   $  (636)   $73,048
                               =======   =======   =======   =======    =======

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. Summary of Significant Accounting Policies

The accompanying financial statements of F&M Bancorp ("Bancorp") are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of Bancorp's significant accounting policies is set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1995 (Audited).

Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.

Note 2. Pending Acquisition

On April 2, 1996, Bancorp announced it had reached a definitive agreement to acquire all of the outstanding capital stock of Home Federal Corporation, Hagerstown, Maryland, in a tax-free transaction. Under the terms of the agreement, Home Federal Corporation will merge with and into Bancorp. On the effective date of the merger, each share of Home Federal Corporation's Common Stock will be converted into a number of shares of Bancorp's Common Stock whose aggregate value (based on a per share price for Bancorp's Common Stock of 1.6 times the book value per share of its Common Stock as of October 31, 1996, determined in accordance with generally accepted accounting principles) is 1.65 times the book value of a share of Home Federal Corporation Common Stock. The transaction has been approved by federal regulatory authorities, Home Federal stockholders, and Bancorp stockholders and is expected to be consummated during the fourth quarter of 1996.

Home Federal Corporation had total assets at September 30, 1996 of approximately $228,646,000. Home Federal Savings Bank, the primary subsidiary of Home
Federal Corporation, currently operates eight banking offices and sixteen ATMs in Washington and Allegany Counties, Maryland.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Investment Securities

Investment securities are summarized as follows:

-------------------------------------------------------------------------------
                                         September 30, 1996
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 56,888    $   27       $  426       $ 56,489

  Obligations of states and
  political subdivisions          10,243       159            1         10,401

  Mortgage-backed securities      40,575        38          696         39,917
-------------------------------------------------------------------------------
Total-debt securities            107,706       224        1,123        106,807
Equity securities                  7,418        --           --          7,418
-------------------------------------------------------------------------------
Total available-for-sale:        115,124       224        1,123        114,225
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                     4,947        31           56          4,922

  Obligations of states and
  political subdivisions          61,170       798          391         61,577
-------------------------------------------------------------------------------
Total held-to-maturity            66,117       829          447         66,499
-------------------------------------------------------------------------------
Total investment securities     $181,241    $1,053       $1,570       $180,724
===============================================================================

                Notes to Consolidated Financial Statements (continued)
                                    (Unaudited)
------------------------------------------------------------------------
                                      September 30, 1995
------------------------------------------------------------------------
                                          Gross       Gross    Estimated
                          Amortized  Unrealized  Unrealized         Fair
(In thousands)                 Cost       Gains      Losses        Value
------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies              $ 52,964      $  161       $288     $ 52,837

  Obligations of states and
  political subdivisions       3,233          54          7        3,280

  Mortgage-backed securities  24,036          41        320       23,757
------------------------------------------------------------------------
Total-debt securities         80,233         256        615       79,874
Equity securities              2,791          --         --        2,791
------------------------------------------------------------------------
Total available-for-sale:     83,024         256        615       82,665
------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                 7,021         301         --        7,322

  Obligations of states and
  political subdivisions      66,634       1,417        229       67,822

  Mortgage-backed securities  10,733         508         --       11,241
------------------------------------------------------------------------
Total held-to-maturity        84,388       2,226        229       86,385
------------------------------------------------------------------------
Total investment securities $167,412      $2,482       $844     $169,050
========================================================================

              Notes to Consolidated Financial Statements (continued)
                                    (Unaudited)
-------------------------------------------------------------------------------
                                            December 31, 1995
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 59,896    $  245       $118         $ 60,023

  Obligations of states and
  political subdivisions          16,979       385          1           17,363

  Mortgage-backed securities      34,041        63        214           33,890
-------------------------------------------------------------------------------
Total-debt securities            110,916       693        333          111,276
Equity securities                  5,712        --         --            5,712
-------------------------------------------------------------------------------
Total available-for-sale:        116,628       693        333          116,988
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                     4,940        57         --            4,997

  Obligations of states and
  political subdivisions          55,206     1,185         89           56,302
-------------------------------------------------------------------------------
Total held-to-maturity            60,146     1,242         89           61,299
-------------------------------------------------------------------------------
Total investment securities     $176,774    $1,935       $422         $178,287
===============================================================================

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

Notes to Consolidated Financial Statements (Continued)(Unaudited)

The amortized cost and estimated fair values of investments at September 30, 1996 are listed below by contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized            Fair
(in thousands)                                 Cost              Value
------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                              $ 31,656           $ 31,723
  After 1 but within 5 years                   28,480             28,340
  After 5 years but within 10 years             6,995              6,827
  Mortgage-backed securities                   40,575             39,917
  Equity securities                             7,418              7,418
------------------------------------------------------------------------
  Total available-for-sale                    115,124            114,225
------------------------------------------------------------------------
Held-to-maturity:
  After 1 but within 5 years                   29,436             29,790
  After 5 years but within 10 years            36,573             36,601
  After 10 years                                  108                108
------------------------------------------------------------------------
  Total held-to-maturity                       66,117             66,499
------------------------------------------------------------------------
Total investment securities                  $181,241           $180,724
========================================================================

The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, and for other purposes as required and permitted by law, totaled $81,322,000 at September 30, 1996.

Proceeds from sales/calls of debt securities available-for-sale totaled $8,479,000 for the nine-month period ended September 30, 1996. Gross gains of $2,000 and gross losses of $27,000 were realized on those sales.

Proceeds from calls of debt securities held-to-maturity for the nine-month period ended September 30, 1995 were $255,000. No gains or losses were realized on those calls.

Proceeds from sales/calls of debt securities available-for-sale for the nine-month period ended September 30, 1995 were $6,139,000. Gross gains of $11,000 and gross losses of $3,000 were recorded on those sales/calls.

Notes to Consolidated Financial Statements (Continued)(Unaudited)
Note 4. Loans

Loans, net of unearned income, consist of the following:

-------------------------------------------------------------------------------
                                              September 30,        December 31,
-------------------------------------------------------------------------------
(In thousands)                              1996         1995         1995
-------------------------------------------------------------------------------
Real Estate Loans
  Construction and land development         $ 17,396     $ 19,921     $ 19,326
  Secured by farmland                          6,713        6,276        6,212
  Secured by 1 to 4 family
    residential properties                    99,730      114,899      111,109
  Other                                       92,266       88,385       87,706
Loans to farmers                               1,207        1,536        1,493
Commercial and industrial loans               56,333       50,615       55,622
Loans to individuals for household,
  family, and other personal expenditures    229,983      198,916      197,348
Credit card loans                                 --       11,027        1,057
All other loans and lease financing
  receivables                                  4,635        4,931        4,821
-------------------------------------------------------------------------------
Totals                                      $508,263     $496,506     $484,694
===============================================================================

Loans to states, political subdivisions, and industrial revenue bonds are included in all other loans in the schedule above and in loans in the statement of condition.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible losses on loans currently held in the loan portfolio.

Note 5. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

-------------------------------------------------------------------------------
                                              September 30,        December 31,
-------------------------------------------------------------------------------
(In thousands)                              1996         1995         1995
-------------------------------------------------------------------------------
Bank premises and land                      $ 18,555     $ 17,223     $ 15,961
Furniture and equipment                        9,767       10,651       10,968
Leasehold improvements                         1,512          967          993
-------------------------------------------------------------------------------
Less accumulated depreciation                 29,834       28,841       27,922
  and amortization                           (10,093)     (13,111)     (11,531)
-------------------------------------------------------------------------------
Net premises and equipment                   $19,741     $ 15,730     $ 16,391
===============================================================================

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

OVERVIEW

Bancorp's net income for the third quarter of 1996 was $2,108,000 or 48 cents per share, an increase of $60,000 or 2.9 percent compared with the third quarter of last year. Following recent federal legislation, the current quarter included a one-time assessment of $196,000 ($.03 per share after tax) for the Savings Association Insurance Fund ("SAIF") related to deposits acquired through the purchase of three Standard Federal Savings Association offices in 1994. Year-to-date net income was $6,276,000 or $1.42 per share through September, an increase of $521,000 or 9.1 percent compared with the same period last year. The improvement in earnings was primarily driven by strong increases in noninterest income.

Return on average assets was 1.14 percent and 1.12 percent, respectively, for the nine-month and three-month periods ended September 30, 1996 compared with
1.08 percent and 1.13 percent, respectively, for the nine month and three month periods ended September 30, 1995. Return on average equity was 11.76 percent and
11.61 percent, respectively, for the nine-month and three-month periods ended September 30, 1996 compared with 11.94 percent and 12.28 percent, respectively, for the same periods last year.

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

Average balances and rates for major categories of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date through September are presented on a year to year comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased $74,000 or 0.3 percent for the first nine months compared with the same period last year. Rate related declines in interest expense exceeded a decline in interest income resulting from a change in the mix of earning assets from loans to investments and federal funds sold. Although, average earning assets increased 3.1 percent from September 30, 1995, the percentage of average loans to average earning assets declined to 71.4 percent from 74.3 percent. The average yield on earning assets for the first nine months declined 28 basis points compared with the same period in 1995.

Total average interest-bearing liability balances increased 2.6 percent from 1995. The average rate paid on liabilities declined 15 basis points due to decreases in rates paid on core savings, checking and money market accounts and on borrowed funds.


Table 1  Average Balances, Interest and Average Rates

-------------------------------------------------------------------------------
                                                    Third Quarter
-------------------------------------------------------------------------------
                                             1996                   1995
-------------------------------------------------------------------------------
                                      Average                Average
(Dollars in thousands)                Balance      Rate      Balance      Rate
-------------------------------------------------------------------------------
Interest-earning assets
Federal funds sold                    $  1,903     6.27%     $  7,843     5.97%
-------------------------------------------------------------------------------
Investment securities(1)(2)
   Taxable                             114,808     6.08        95,816     5.84
   Tax-exempt                           71,995     7.56        68,255     7.83
-------------------------------------------------------------------------------
Total investment securities            186,803     6.65       164,071     6.67
-------------------------------------------------------------------------------
Loans, net of unearned interest        497,735     8.79       494,127     9.11
-------------------------------------------------------------------------------
Total interest-earning assets          686,441     8.19       666,041     8.46
-------------------------------------------------------------------------------
Interest-bearing liabilities
Interest-bearing deposits
  Checking                              69,337     2.01        67,340     2.11
  Savings                              110,131     2.58       111,464     2.77
  Money Market                          87,827     3.12        87,726     3.21
  Certificates of deposit              257,472     5.43       258,096     5.67
-------------------------------------------------------------------------------
Total interest-bearing deposits        524,767     4.00       524,626     4.18
-------------------------------------------------------------------------------
Short-term borrowings
  Federal funds purchased and
    securities sold under agreements
    to repurchase                       39,747     4.90        33,909     5.81
  Other                                  7,659     5.51         1,572     4.80
-------------------------------------------------------------------------------
Total short-term borrowings             47,406     5.00        35,481     5.77
-------------------------------------------------------------------------------
Total interest-bearing liabilities     572,173     4.08       560,107     4.28
-------------------------------------------------------------------------------
Interest-free funds                    114,268                105,934
-------------------------------------------------------------------------------
Total funding                          686,441     3.40       666,041     3.60
-------------------------------------------------------------------------------
Net interest earnings*                $  8,271               $  8,155
-------------------------------------------------------------------------------
Net interest spread                                4.11%                  4.18%
-------------------------------------------------------------------------------
Net yield on earning assets                        4.79%                  4.86%
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
                                                     Nine Months
-------------------------------------------------------------------------------
                                             1996                   1995
-------------------------------------------------------------------------------
                                      Average                Average
(Dollars in thousands)                Balance      Rate      Balance      Rate
-------------------------------------------------------------------------------
Interest-earning assets
Federal funds sold                   $ 10,304      5.51%     $ 3,128      5.94%
-------------------------------------------------------------------------------
Investment securities(1)(2)
  Taxable                             112,520      5.97       98,406      5.71
  Tax-exempt                           72,318      7.66       68,490      7.87
-------------------------------------------------------------------------------
Total investment securities           184,838      6.62      166,896      6.59
-------------------------------------------------------------------------------
Loans, net of unearned interest       486,791      8.83      491,435      9.11
-------------------------------------------------------------------------------
Total interest-earning assets         681,933      8.18      661,459      8.46
-------------------------------------------------------------------------------
Interest-bearing liabilities
Interest-bearing deposits
  Checking                            69,888       2.01       67,493      2.26
  Savings                            110,926       2.61      112,360      2.89
  Money Market                        85,733       3.09       87,579      3.45
  Certificates of deposit            260,438       5.34      243,075      5.44
-------------------------------------------------------------------------------
Total interest-bearing deposits      526,985       4.04      510,507      4.12
-------------------------------------------------------------------------------
Short-term borrowings
  Federal funds purchased and
    securities sold under
    agreements to repurchase          36,460       4.91       38,550      5.84
  Other                                3,478       5.38        3,594      6.14
-------------------------------------------------------------------------------
Total short-term borrowings           39,938       4.95       42,144      5.86
-------------------------------------------------------------------------------
Total interest-bearing liabilities   566,923       4.10      552,651      4.25
-------------------------------------------------------------------------------
Interest-free funds                  115,010                 108,808
-------------------------------------------------------------------------------
Total funding                        681,933       3.41      661,459      3.55
-------------------------------------------------------------------------------
Net interest earnings*              $ 24,370                $ 24,296
-------------------------------------------------------------------------------
Net interest spread                                4.08%                  4.21%
-------------------------------------------------------------------------------
Net yield on earning assets                        4.77%                  4.91%
-------------------------------------------------------------------------------

*Includes the following taxable-equivalent adjustments: Third quarter - $503 thousand in 1996 and $498 thousand in 1995; nine months - $1,531 thousand in 1996 and $1,513 thousand in 1995. Each represents a pro forma amount of net interest income (above the amount reported in the income statement) that adjusts the yield on tax-exempt assets to a basis equivalent to that of taxable assets.

(1)Excludes fair value adjustments.
(2)Includes interest-bearing deposits with banks.


Net interest income on a taxable-equivalent basis increased $116,000 or 1.4 percent for the third quarter compared with the third quarter last year.
Average yield on earning assets for the quarter declined 27 basis points, while the average rate paid on interest-bearing liabilities decreased 20 basis points. Average earning assets for the quarter increased 3.1 percent from 1995 but the increase was reflected principally in investment securities. Average loans increased only slightly compared with the prior period. Average interest-bearing deposits were flat for the current quarter compared with the same quarter last year but the average rate paid on these deposits declined 18 basis points. Although interest-bearing deposits were flat, noninterest-bearing deposits increased 7.9 percent. The balance of the increase in earning assets was funded by short-term borrowings.

The net interest margin, the ratio of taxable-equivalent net interest income to earning assets, declined 14 basis points for the first nine months of 1996 compared with the same period last year and declined 7 basis points for the third quarter of 1996 compared with the third quarter of last year. The net interest margin declined as the rate of growth in earning assets exceeded the rate of growth in net interest income.

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


TABLE 2.  INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1996 (1)

                                                                         Total
                                                    Total     Greater   quarter
(In          1-30    31-90     91-180    181-365    within     than       end
thousands)   days    days      days      days       1 year    1 year    balance
-------------------------------------------------------------------------------
Interest-
earning
Assets:
Investment
  securities
  (2)       $ 7,897  $  8,396  $ 10,021  $  28,802  $ 55,116  $122,652  $177,768
Loans, net   81,181    23,059    29,809     66,106   200,155   302,803   502,958
            -------  --------  --------  ---------  --------  --------  --------
  Total     $89,078  $ 31,455  $ 39,830  $  94,908  $255,271  $425,455  $680,726
            =======  ========  ========  =========  ========  ========  ========

Interest-
bearing
Liabilities:
Deposits    $50,912  $ 54,045  $ 72,985  $  99,525  $277,467  $250,701  $528,168
Short-term
  borrowings 37,110     5,000    10,000         --    52,110        --    52,110
            -------  --------  --------  ---------  --------  --------  --------
  Total     $88,022  $ 59,045  $ 82,985  $  99,525  $329,577  $250,701  $580,278
            =======  ========  ========  =========  ========  ========  ========

Interest
  Sensitivity
  Gap:
Period      $ 1,056  $(27,590) $(43,155) $  (4,617) $ (74,306) $174,754 $100,448
Cumulative    1,056   (26,534)  (69,689)   (74,306)   (74,306)  100,448  100,448

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.


Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in Table 2, Bancorp had a net liability sensitive position of $74,306,000 within the one year horizon at September 30, 1996. This position would indicate that Bancorp has the potential for decreased earnings if market rates were to rise in the next twelve months. Conversely, if market rates were to decline in the next twelve months, an increase in earnings would be anticipated.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also employs more sophisticated interest sensitivity measurement tools to analyze the volatility of net interest income as a result of changes in interest rates. Simulation models are used to subject the current repricing gap position to rising and falling incremental changes in interest rates of 100, 200, and 300 basis points, and to forecast how net interest income varies under alternative interest rate and business activity scenarios. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance sheet contracts is also measured. At September 30, 1996, the changes in net interest income and/or market value calculated under these alternative methods were within limits established by the Board of Directors.

Noninterest Income.

Noninterest income increased $712,000 or 12.9 percent for the first nine months of 1996 when compared with the same period last year. Nearly all categories of noninterest income increased as management continued its focus on business lines which present opportunities for future revenue enhancement. Contributing significantly to the increase was income from deposit services, which increased $304,000 or 14.0 percent, and Trust income, which increased $170,000 or 15.0 percent.

For the three-month period ended September 30, 1996, noninterest income increased $304,000 or 16.3 percent compared with the same period last year. The increase was primarily attributable to increases in income from deposit services, which increased $76,000 or 10.0 percent, and Trust income, which increased $50,000 or 12.6 percent.

Noninterest Expenses.

Noninterest expenses increased $130,000 or 0.6 percent for the first nine months of the year and $404,000 or 6.3 percent for the third quarter compared with the same periods last year. Noninterest expenses increased due to the additional overhead associated with the continued expansion of the retail delivery system, merger related expenses, and continued investments in technology. Current year results reflect the full impact of the two First Union offices acquired in June, 1995 and the addition of a de novo office in March, 1996. Increases in salaries and employee benefits and occupancy and equipment expenses were partially offset by decreases in other operating expenses. On a normalized basis, noninterest expenses for the third quarter of 1996 actually decreased $123,000 as 1996 results include the one-time SAIF assessment of $196,000 while in the same quarter last year a FDIC insurance refund of $331,000 was received. The Deposit Insurance Funds Act ("Funds Act") of 1996, enacted on September 30, 1996 provided for the one-time SAIF assessment. The Funds Act also authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the Bank Insurance Fund in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. FICO assessments will fluctuate based on a defined rate applied to deposits held in periods aftern enactment.

Income Taxes.

The provision for income taxes increased $167,000 and $1,000, respectively, for the nine-month and three-month periods ended September 30, 1996 compared with the same periods last year. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rates for the first nine months of 1996 and 1995 were
25.3 percent and 25.4 percent, respectively. For the third quarter of 1996 and 1995, the effective tax rates were 25.9 percent and 26.5 percent, respectively. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past due loans. Total nonperforming assets at September 30, 1996 have declined $288,000 compared with year earlier levels and have increased $233,000 since year-end. Loans past due 90 or more days as to interest or principal reflected a $178,000 decrease compared with prior year levels but have increased $647,000 since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans and past due loans are modest in relation to the size of the loan portfolio.

POTENTIAL PROBLEM LOANS

At September 30, 1996, Bancorp had performing loans amounting to $10,546,000 that were identified as potential problem loans because the borrowers were currently experiencing financial difficulties such that management had concerns that such loans might, in the future, become classified as nonaccrual or delinquent. At December 31, 1995, potential problem loans totaled $21,003,000. The decrease in the amount of these loans during 1996 is a reflection of an improvement in credit quality. As of September 30, 1996, management does not believe that these loans present any significant risk of loss.

At September 30, 1996 Bancorp had loans amounting to approximately $792,000 that were specifically classified as impaired and included as non-accrual loans in Table 3. No specific allowance for credit losses related to impaired loans was required. The average balance of impaired loans for the three and nine month periods ended September 30, 1996 were $803,000 and $839,000, respectively. During the first nine months of the year, cash receipts totaling $99,000, of which $24,000 was received in the third quarter, were applied to reduce the principal balance of these impaired loans and no interest income was recognized.

TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                     September 30  September 30   December 31
(Dollars in thousands)                   1996         1995           1995
-------------------------------------------------------------------------------
Nonperforming Assets:
  Nonaccrual loans(1)                   $1,101       $1,328         $1,163
  Other real estate owned net of
    valuation allowance(2)(4)            2,646        2,707          2,351
-------------------------------------------------------------------------------
Total nonperforming assets              $3,747       $4,035         $3,514
-------------------------------------------------------------------------------

Loans past due 90 or more days
  as to interest or principal(3)        $1 391       $1,569         $  744
-------------------------------------------------------------------------------

Nonperforming loans to period-end loans   0.22%        0.27%          0.24%
Nonperforming assets to period-end
  loans and other real estate owned       0.73%        0.81%          0.72%
Period-end allowance for credit
  losses times nonperforming loans        5.47x        4.21x          5.30x
Period-end allowance for credit
  losses times nonperforming assets       1.61x        1.39x          1.75x

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

     (3) Nonaccrual loans are not included.

     (4) Consists principally of the real estate held in a limited partnership and includes minority interests totaling $772,000, $712,000, and $727,000 at September 30, 1996, September 30, 1995, and December 31, 1995, respectively.



ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses was $6,020,000 or 1.2 percent of loans outstanding as of September 30, 1996 compared with $6,164,000 or 1.3 percent of loans outstanding as of December 31, 1995 and $5,595,000 or 1.1 percent of loans outstanding as of September 30, 1995. The provision for credit losses for both the third quarter and first nine months of 1996 was $50,000 less than prior year amounts. As reflected in Table 4, net charge-offs decreased $318,000 and $104,000, respectively, for the three- and nine-month periods ended September 30, 1996 compared with the same periods last year.

TABLE 4.  ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                    Period ended
-------------------------------------------------------------------------------
                                      September 30   September 30   December 31
(Dollars in thousands)                    1996           1995          1995
-------------------------------------------------------------------------------
Average loans outstanding
  less average unearned income(1)        $486,122      $491,074      $491,513
===============================================================================
Allowance for credit losses
  at beginning of year                   $  6,164      $  5,793      $  5,793
-------------------------------------------------------------------------------
Charge-offs
  Real estate                                   9           338           427
  Commercial and industrial                    10            14            70
  Consumer                                  2,432         1,957         2,758
-------------------------------------------------------------------------------
Total loans charged-off                     2,451         2,309         3,255
-------------------------------------------------------------------------------
Recoveries
  Real estate                                  15            21            21
  Commercial and industrial                     2             8            22
  Consumer                                  1,390         1,132         1,583
-------------------------------------------------------------------------------
Total recoveries                            1,407         1,161         1,626
-------------------------------------------------------------------------------
Net charge-offs                             1,044         1,148         1,629
-------------------------------------------------------------------------------
Additions charged to operating expense        900           950         2,000
-------------------------------------------------------------------------------
Allowance for credit losses
  at end of period                       $  6,020      $  5,595      $  6,164
===============================================================================
Ratio of net charge-offs to
  average loans outstanding                  0.21%         0.23%         0.33%
===============================================================================

(1)  Exclusive of loans held for sale.

Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at September 30, 1996 is considered adequate. Management's estimate of credit losses inherent in the credit extension process and the related allowance may change in the near term due to uncertainties inherent in the estimation process.

TABLE 5.  ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES

                                     September 30,               December 31,
                                1996               1995              1995
-------------------------------------------------------------------------------
                                   % Gross            % Gross          % Gross
(Dollars in thousands)    Amount   Loans(1)   Amount  Loans(1)  Amount Loans(1)
-------------------------------------------------------------------------------
Real estate
  Construction and
    land development      $  593     3.4%    $  722     4.0%    $  694     4.0%
  Residential mortgage       209    19.6        109    23.1         69    22.9
  Other mortgage             953    18.2        902    17.8        969    18.1
Commercial and industrial  1,511    11.1      1,014    10.2        954    11.5
Consumer                   2,393    45.2      2,069    42.3      1,946    40.9
Unallocated                  361     2.5        779     2.6      1,532     2.6
-------------------------------------------------------------------------------
Total allowance for
  credit losses           $6,020   100.0%    $5,595   100.0%    $6,164   100.0%
===============================================================================

(1) Excludes loans held for sale.

Table 5 presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.


CAPITAL RESOURCES

Shareholders' equity totaled $73,048,000 at September 30, 1996, an increase of
4.3 percent compared with the 1995 year end level of $70,019,000 and an increase of 8.5 percent from the year earlier level of $67,311,000. The fair value adjustment of the available for sale portfolio decreased $793,000 (net of deferred taxes) since year end. Capital levels are considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio. Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of September 30, 1996, as follows:


TABLE 6.  CAPITAL RATIOS

                           Risk-based Capital
                           -------------------
                           Tier 1       Total         Leverage
                           Capital     Capital         Ratio
                           -------     -------        --------
Actual                     12.56%      13.63%          9.47%
Minimum                     4.00%       8.00%          3.00%
                           ------      ------          -----
Excess                      8.56%       5.63%          6.47%
                           ======      ======          =====

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

Item 6  Exhibits and Reports on Form 8-K                           Page
  (a)  Exhibits

       11  Statement Re:  Computation of per share earnings.        24
       27  Financial Data Schedule

  (b) A report on Form 8-K Item 4. Changes in Registrant's Certifying Accountant was filed on July 15, 1996 to announce that on July 9, 1996, F&M Bancorp dismissed its independent auditors, Keller Bruner & Company, LLC and selected Arthur Anderson, LLP as its new independent auditors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 F&M BANCORP
                                                 -----------
                                                 (Registrant)


November 13, 1996                                /s/Kenneth M. Sabanosh
-----------------                                ----------------------------
    Date                                         KENNETH M. SABANOSH
                                                 VICE PRESIDENT AND TREASURER