Form 10-K405
period 1996-12-31
F&M BANCORP
filed 1997-03-31
CIK 736473

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                  FORM 10-K

(Mark One)
/XX/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1996

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

     Common Stock, par value $5.00 per share:
             Market value held by non-affiliates
               at February 28, 1997                    $138,700,103
             Outstanding at February 28, 1997          5,690,757 shares


                      Documents Incorporated by Reference

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

(2) Portions of the Proxy Statement dated March 17, 1997 relating to the 1997 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III.


                          (Cover page 2 of 2 pages)

                                 TABLE OF CONTENTS


Part 1                                                                     Page
------                                                                     ----
Item 1      Business  . . . . . . . . . . . . . . . . . . . . . . . . . .    1
              Farmers and Mechanics National Bank . . . . . . . . . . . .    1
              Home Federal Savings Bank . . . . . . . . . . . . . . . . .    1
                Commercial Banking and Related Services . . . . . . . . .    1
                Personal Banking Services . . . . . . . . . . . . . . . .    1
                Trust Services  . . . . . . . . . . . . . . . . . . . . .    2
                Competition . . . . . . . . . . . . . . . . . . . . . . .    2
                Employees . . . . . . . . . . . . . . . . . . . . . . . .    2
              Supervision and Regulation  . . . . . . . . . . . . . . . .    2
                Banking Regulation  . . . . . . . . . . . . . . . . . . .    2
                Bank Holding Company Act  . . . . . . . . . . . . . . . .    3
                Capital Adequacy Guidelines . . . . . . . . . . . . . . .    4
                Interstate Banking  . . . . . . . . . . . . . . . . . . .    5
                Monetary Policy . . . . . . . . . . . . . . . . . . . . .    5
                Legislation . . . . . . . . . . . . . . . . . . . . . . .    5
              Statistical Information . . . . . . . . . . . . . . . . . .    6
Item 2      Properties  . . . . . . . . . . . . . . . . . . . . . . . . .    7
Item 3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .    7
Item 4      Submission of Matters to a Vote of Security Holders . . . . .    7
Additional
Item        Executive Officers of the Registrant  . . . . . . . . . . . .    7

Part II
-------
Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters . . . . . . . . . . . . . . . . . . . .    8
Item 6      Selected Financial Data . . . . . . . . . . . . . . . . . . .    8
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .    8
Item 8      Financial Statements and Supplementary Data . . . . . . . . .    8
Item 9      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure  . . . . . . . . . .    9

Part III
--------
Item 10     Directors and Executive Officers of the Registrant  . . . . .    9
Item 11     Executive Compensation  . . . . . . . . . . . . . . . . . . .   11
Item 12     Security Ownership of Certain Beneficial Owners
              and Management  . . . . . . . . . . . . . . . . . . . . . .   11
Item 13     Certain Relationships and Related Transactions  . . . . . . .   12

Part IV
-------
Item 14     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .   12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                                      PART I

ITEM 1.   BUSINESS

     F&M Bancorp ("Bancorp") is a bank holding company registered under the Bank Holding Company Act of 1956 that provides banking and bank related financial services through its wholly-owned subsidiaries, Farmers and Mechanics National Bank and subsidiaries (the "Bank") and Home Federal Savings Bank and subsidiaries (the "Savings Bank"). Bancorp is incorporated in Maryland and commenced operations in 1984. At December 31, 1996, Bancorp was the third largest independent holding company headquartered in the state.

Farmers and Mechanics National Bank

     The Bank was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. It conducts a general banking and trust company business through 24 offices located in Frederick, Carroll, and Montgomery Counties, Maryland. The Bank had total assets of $776,491,000, total deposits of $632,462,000, and total loans, net of unearned income, of $515,927,000 at December 31, 1996.

Home Federal Savings Bank

     The Savings Bank, a federally chartered savings bank, was acquired by Bancorp in 1996 through its merger with Home Federal Corporation. The Savings Bank conducts its business through 7 offices located in Washington and Allegany Counties and had total assets of $229,203,000, total deposits of $162,315,000, and total loans, net of unearned income, of $154,342,000 at December 31, 1996.

     Commercial Banking and Related Services

     The Bank and the Savings Bank provide credit facilities and related services for the business community. Various types of commercial lending products, including lines of credit, term loans, agricultural loans, real estate and construction loans, and other forms of secured financing are offered. Checking accounts, certificates of deposit, business financial services including various cash management programs, and night depository services are also provided.

     Personal Banking Services

     The Bank and the Savings Bank provide a wide range of personal banking services to individuals at each of their branch offices and the Bank's mobile banking unit, Express Bank. Included in the services offered at most locations are interest-bearing and noninterest-bearing checking accounts, savings accounts, tiered money market deposit accounts, certificates of deposit, individual retirement accounts, home mortgage loans, home equity loans, home improvement loans, installment and other personal loans including automobile and other consumer financing, VISA credit card services (through an agent bank relationship), and safe deposit boxes. The Bank and the Savings Bank have an expanding network of 24-hour automated teller machines ("ATMs") and cash dispensers throughout their market area offering limited banking services.

     Trust Services

     The individual trust services offered by the Bank include the administration of estates, and service as trustee of living, testamentary and insurance trusts, agency accounts, custodial accounts, employee benefit accounts, and self-directed IRA's.

     Competition

     Bancorp operates in a highly competitive environment that has intensified in the past several years as a result of interstate banking and the entry into the market of new and diverse financial institutions not subject to the regulatory restrictions of domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and deposit gathering are more difficult to maintain as deregulation has allowed nonbanking institutions to offer alternative services to many of the Bank's customers. Competitors include not only other commercial banks, but also savings and loan associations, credit unions, money market funds, mortgage companies, leasing companies, insurance companies, and a wide variety of other financial service companies.

     Employees

     At December 31, 1996, Bancorp and its subsidiaries had 490 full-time equivalent employees.

Supervision and Regulation

     Banking Regulation

     The Bank is subject to supervision and regulation by the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the Federal Deposit Insurance Corporation (the "FDIC") and is subject to examination by the Comptroller of the Currency. The official having primary supervisory authority over the Bank is the Comptroller of the Currency. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The Bank may establish branch banking offices throughout Maryland with the prior approval of the Comptroller of the Currency. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.
     The Savings Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision "(the "OTS'), and by the FDIC. The OTS has extensive authority over the operations of savings associations. The OTS' enforcement authority over all savings associations includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.
     The Federal law imposes certain restrictions limiting the ability of the Bank and the Savings Bank to transfer funds to the parent company in the form of loans or dividends. (See Note 15 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders on page 41, which is incorporated herein by reference.)

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

     The capital adequacy guidelines require depository institutions to maintain a minimum leverage capital ratio of 3 percent Tier 1 capital (primarily shareholders' equity) to total assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock. Tier 1 capital excludes goodwill and other disallowed intangibles, certain deferred tax assets and any net unrealized loss on marketable equity securities. At December 31, 1996, Bancorp's leverage capital ratio was 9.18 percent.

     Bancorp must also meet a total capital to risk-weighted assets ratio (risk-based capital ratio) of 8.00 percent, measuring the amount and nature of the assets and commitments currently at risk. The risk-based capital rules specify four categories of asset or commitment risk, with each category being assigned a weight of 0 percent through 100 percent depending upon the risk involved. Each asset or commitment of Bancorp is categorized and weighted appropriately, and its capital is then compared to the aggregate value of such risk-weighted assets or commitments to determine if additional capital is required. At least 50 percent of the capital must be made up of Tier 1 capital elements. At December 31, 1996, Bancorp's total risk-based capital ratio was
14.08 percent.

     The Comptroller of the Currency and the OTS have capital adequacy ratio requirements for the Bank and the Savings Bank, respectively, that are consistent with those for Bancorp.

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

                                  Total            Tier-1          Tier-1
                                Risk-Based       Risk-Based      Leverage
Capital Category                  Ratio            Ratio          Ratio
----------------                ----------       ----------      ---------
Well capitalized                greater than     greater than    greater than
                                or equal to 10%  or equal to 6%  or equal to 5%

Adequately capitalized          greater than     greater than    greater than
                                or equal to 8%   or equal to 4%  or equal to 4%

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

     Interstate Banking

     Since Bancorp is adequately capitalized, it may participate in interstate affiliations with banks and bank holding companies located in any state, although states may limit the eligibility of banks to be acquired to those in existence for a period of time but no longer than five years. No bank holding company may acquire more than 10 percent of the nationwide insured deposits or more than 30 percent of deposits in any state; however, states may waive the 30 percent limit. In addition, beginning June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Maryland permits interstate branching both by mergers and establishing new branches, effective September 29, 1995; however, until June 1, 1997 this provision is subject to the reciprocity requirements that banks from another state may branch into Maryland only if Maryland banks may branch into that state.

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


Statistical Information

     The following supplementary information required under Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below in the 1996 Annual Report to Shareholders, which is incorporated herein by reference. The information should be read in conjunction with the related consolidated financial statements and notes thereto.

                                                                 Pages
                                                                 -----
Selected Financial Information                                      12

Average Balances, Interest, and Average Rates                       14

Analysis of Changes in Net Interest Income                          16

Investment Portfolio Distribution                                   17

Investment Portfolio Analysis                                       18

Loan Portfolio Mix                                                  19

Loan Maturities and Interest Sensitivity                            19

Average Deposits and Rates Paid                                     19

Maturity of Time Deposits of $100,000 or More                       20

Short-Term Borrowings                                               20

Potential Problem Loans                                             20

Nonperforming Assets and Contractually Past Due Loans               21

Analysis of Allowance for Credit Losses                             21

Allocation of Allowance for Credit Losses                           22


ITEM 2.   PROPERTIES

     The Bank owns a fee simple interest in the land and building located at 110 Thomas Johnson Drive, Frederick, Maryland which is used to house its principal executive offices and its main banking office. Construction of a four-story addition to the corporate headquarters building was completed in 1996. The Savings Bank owns a building located at 122-128 West Washington Street, Hagerstown, Maryland which is used to house its principal executive offices and its main banking office.

     Of the remaining 29 banking offices of the Bank and the Savings Bank at December 31, 1996, 17 were owned and 12 were leased. Information concerning Bancorp's lease commitments is included in Note 13, on page 39 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS

     Bancorp, the Bank, and the Savings Bank are subject to various legal proceedings which are incidental to the ordinary course of business. In the opinion of the management, there are no material pending legal proceedings to which Bancorp, the Bank or the Savings Bank are a party or which involve any of their property.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1996.

ADDITIONAL ITEM.     EXECUTIVE OFFICERS OF THE REGISTRANT

     The text under Item 10(b) "Directors and Executive Officers of the Registrant" is incorporated in this Part I by reference.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information concerning the price of the registrant's Common Stock and related stockholder matters is included on the inside bank cover of the 1996 Annual Report to Shareholders under the heading "STOCK PRICE AND DIVIDENDS" and is incorporated herein by reference. Dividends paid per share, after adjustment for the pooling with Home Federal Corporation were $.17, $.15, $.16, and $.16 for the first, second, third and fourth quarters of 1996, respectively. Dividends paid per share, after adjustment for the pooling with Home Federal Corporation were $.15, $.14, $.17, and $.17 for the first, second, third and fourth quarters of 1995, respectively. Information concerning restrictions on the ability of affiliates to transfer funds in the form of dividends to Bancorp is included in Note 15 on page 41 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

     Selected Financial Information on page 12 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 25 of Bancorp's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 26 through 43 of Bancorp's 1996 Annual Report to Shareholders are incorporated herein by reference.
                                                                     Pages
                                                                     -----
     Report of Independent Public Accountants                           43

     Consent of Independent Auditors                                    43

     Consolidated Balance Sheets, December 31, 1996 and 1995            26

     Consolidated Statements of Income, Three Years Ended 1996          27

     Consolidated Statements of Changes In Shareholders' Equity,
       Three Years Ended 1996                                           28

     Consolidated Statements of Cash Flows Three Years Ended 1996       29

     Notes to Consolidated Financial Statements                    30 - 42


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 9, 1996 Bancorp engaged Arthur Andersen, LLP in place of its independent public accountant, Keller Bruner & Company, L.L.C., ("KB") on the recommendation and approval of the Audit Committee which action was ratified by the full Board, after an extensive review and analysis of proposals submitted by nine accounting firms, including KB. KB was not dismissed as the result of any disagreement. The reports of KB on the financial statements of the Registrant for each of the two fiscal years in the period ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, auditing scope or accounting principles. During the two fiscal years in the period ended December 31, 1995 and the subsequent interim periods preceding such dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable event.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The text and table under "Election of Directors-Information Concerning Nominees" located on pages 4 through 6 of Bancorp's Proxy Statement dated March 17, 1997 are incorporated herein by reference.

     (b) The following is a list of the names and ages of all the executive officers of Bancorp and the Bank as of December 31, 1996 and all persons chosen to become executive officers since that date. All executive officers are elected to serve for a one year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected an officer.

                         Position with Bancorp         Position with the Bank
                           and year elected           or Savings Bank (SB) and
    Name and Age             or appointed             year elected or appointed
---------------------    ---------------------        -------------------------
Charles W. Hoff, III     Chairman of the Board         Chairman of the Board
     age 62              (1993)                        (1993)

Faye E. Cannon           President (1993) & Chief      President (1993) & Chief
     age 47              Executive Officer (1996)      Executive Officer (1996)

David R. Stauffer        Vice President (1990)         Executive Vice President
     age 49                                            (1990)

Richard W. Phoebus       Vice President (1996)         President and Chief
     age 58                                            Executive Officer (1981)
                                                       (SB)

Alice E. Stonebreaker    Assistant Secretary &         Senior Vice President
     age 50              Assistant Treasurer (1983)    & Cashier (1985)

Gordon M. Cooley         Secretary (1991)              Senior Vice President
     age 43              and Legal Officer (1987)      (1990) & House Counsel
                                                       (1987)

Jeffrey V. Erickson      Treasurer (1996)              Senior Vice President &
     age 48                                            Chief Financial Officer
                                                       (1996)

Karen L. McCormick                                     Senior Vice President
     age 45                                            (1996)

Steven G. Hull                                         Executive Vice President
     age 39                                            (1995) (SB)

Celia S. Ausherman                                     Senior Vice President &
     age 60                                            Secretary (1987) (SB)

Salvatore M. Savino                                    Senior Vice President
     age 53                                            & Treasurer, Chief
                                                       Financial Officer (1983)
                                                       (SB)

Patti A. Stuckey                                       Senior Vice President
     age 53                                            (1989) & Trust Division
                                                       Manager (1988)


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

     (e) Each of the executive officers of Bancorp, the Bank and the Savings Bank has been an officer for more than five years with the exception of Mr. Erickson and Ms. McCormick. Mr. Erickson's banking career includes twenty years of management experience in the area of general accounting, regulatory reporting, budgeting, cost accounting, strategic planning and internal reporting. Prior to joining Bancorp, Mr. Erickson served as Senior Vice President/Finance for NationsBank. Prior to his position at NationsBank, Mr. Erickson was Chief Financial Officer and Treasurer of Sovran Bank of D.C. and Maryland. Ms. McCormick previously held the position of Senior Vice President of Marketing for Capital Bank, headquartered in Miami, Florida and has previously held managerial positions at Citibank, Chase Manhattan, and the North Central Bank of Pennsylvania. Ms. McCormick has over 18 years of banking experience in the areas of strategic planning, public relations, advertising, promotion, market research, product management, and community development.

     (f) None of the events described in the instructions to the form of this report have occurred during the past five years to the knowledge of Bancorp.

     (g) Bancorp is not required to furnish this information because of the absence of the conditions under which it is required.


ITEM 11.  EXECUTIVE COMPENSATION

     The text and tables under "Compensation Committee Report on Executive Compensation" located on pages 7 through 11 and "Directors' Fees and Deferred Compensation Plan" located on page 13 of Bancorp's Proxy Statement dated March 17, 1997 are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section under "Security Ownership of Management" and the notes thereto located on page 2, and the information contained in the section under "Security Ownership of Certain Beneficial Owners" located on page 4 of Bancorp's Proxy Statement dated March 17, 1997 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The text under "Certain Transactions with Directors and Officers" located on page 13 of Bancorp's Proxy Statement dated March 17, 1997 is incorporated herein by reference.


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

          (3)  Exhibits:

               2 Plan and Agreement to Merge between F&M Bancorp and Home Federal Corporation. Filed as Annex A to Registration Statement on Form S-4 (File No. 333-04967) and incorporated herein by reference.

               3.1 Articles of Incorporation of F&M Bancorp with all Articles of Amendment. Filed as an exhibit with the quarterly report on Form 10-Q for the second quarter of 1989 and incorporated herein by reference.

               3.2 By-Laws of F&M Bancorp. Filed as an exhibit to Registration Statement on Form S-14 (File No. 2-88390) and incorporated herein by reference.

              10.1 1983 Stock Option Plan of F&M Bancorp as amended in April, 1996. Filed as Exhibit 10.1 to Registration Statement on Form S-8 (File No. 002-88390) and incorporated herein by reference.

              10.2 Unfunded Deferred Compensation Plan for Non-Employee Directors of F&M Bancorp as amended July, 1996. Filed as an exhibit hereto and incorporated herein by reference.

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

              10.6  1995 Stock Option Plan of F&M Bancorp. Filed as Exhibit
                    10.1 to Registration Statement on Form S-8 (File No. 333-02433) and incorporated herein by reference.

              10.7 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Richard W. Phoebus, Sr.

              10.8 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Steven G. Hull.

              10.9 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Salvatore M. Savino.

             10.10 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Celia S. Ausherman.

             10.11 Form of F&M Bancorp Stock Options substituted for Home Federal Corporation Stock Options granted under the Home Federal Corporation 1988 Stock Option and Stock Appreciation Right Plan filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-16709) and incorporated herein by reference.

              11.   Statement re: computation of per share earnings.

              13.   1996 Annual Report to Shareholders of F&M Bancorp.

              21.   Subsidiaries of F&M Bancorp.

              23.   Consent of Independent Public Accountants

              23.1  Consent of Independent Auditors

              27.   Financial Data Schedule.

     (b)  Reports on Form 8-K

          A report on Form 8-K Item 5. Other Event was filed on November 21, 1996 to announce that the merger of Home Federal Corporation with and into F&M Bancorp became effective as of the close of business on November 15, 1996. This 8-K was amended on December 2, 1996 to change the description of this event from Item 5 to Item 2.

          A report on Form 8-K Item 5. Other Event was filed on December 20, 1996 to publish 30 days of post-merger combined operations to satisfy the risk-sharing rules set forth in SEC Accounting Series Release 135.


                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   F&M BANCORP
                                   (Registrant)

Dated: March 28, 1997              By: /s/Faye E. Cannon
                                       --------------------------
                                       Faye E. Cannon
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Principal Executive Officers:


March 28, 1997                     /s/Charles W. Hoff, III
                                   -------------------------------
                                   Charles W. Hoff, III
                                   Chairman of the Board

March 28, 1997                     /s/Faye E. Cannon
                                   ------------------------------
                                   Faye E. Cannon
                                   President & Chief Executive Officer


                                   Principal Financial & Accounting Officer:


March 28, 1997                     /s/Jeffrey V. Erickson
                                   -------------------------------
                                   Jeffrey V. Erickson
                                   Treasurer


                                   A Majority of the Board of Directors


March 28, 1997
                                   -------------------------------
                                   R. Carl Benna
                                   Director

March 28, 1997
                                   ------------------------------
                                   Howard B. Bowen
                                   Director

March 28, 1997                     /s/John D. Brunk
                                   -------------------------------
                                   John D. Brunk
                                   Director

March 28, 1997
                                   ------------------------------
                                   Beverly B. Byron
                                   Director

March 28, 1997                     /s/Faye E. Cannon
                                   ------------------------------
                                   Faye E. Cannon
                                   Director

March 28, 1997
                                   ------------------------------
                                   Martha E. Church
                                   Director

March 28, 1997                     /s/Albert H. Cohen
                                   ------------------------------
                                   Albert H. Cohen
                                   Director

March 28, 1997
                                   ------------------------------
                                   George B. Delaplaine, Jr.
                                   Director

March 28, 1997                     /s/Maurice A. Gladhill
                                   ------------------------------
                                   Maurice A. Gladhill
                                   Director

March 28, 1997                     /s/Charles W. Hoff, III
                                   ------------------------------
                                   Charles W. Hoff, III
                                   Director

March 28, 1997                     /s/James K. Kluttz
                                   ------------------------------
                                   James K. Kluttz
                                   Director

March 28, 1997                     /s/Robert K. Moler
                                   ------------------------------
                                   Robert K. Moler
                                   Director

March 28, 1997
                                   ------------------------------
                                   Charles A. Nicodemus
                                   Director

March 28, 1997                     /s/Richard W. Phoebus, Sr.
                                   ------------------------------
                                   Richard W. Phoebus, Sr.
                                   Director

March 28, 1997                     /s/H. Deets Warfield, Jr.
                                   ------------------------------
                                   H. Deets Warfield, Jr.
                                   Director

March 28, 1997
                                   ------------------------------
                                   John C. Warfield
                                   Director

March 28, 1997
                                   ------------------------------
                                   Thomas R. Winkler
                                   Director