Form 10-Q
period 1997-03-31
F&M BANCORP
filed 1997-05-15
CIK 736473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Common Stock $5 par value, 5,694,888 shares outstanding as of May 7, 1997.

Exhibit index located on page 21.

                                  F&M BANCORP
                               TABLE OF CONTENTS


PART I:     FINANCIAL INFORMATION                                       PAGE

          Consolidated Balance Sheets (Unaudited),
          March 31, 1997 and 1996 and December 31, 1996                   3

          Consolidated Statements of Income (Unaudited),
          Three Months Ended March 31, 1997 and 1996                      5

          Consolidated Statements of Cash Flows (Unaudited),
          Three Months Ended March 31, 1997 and 1996                      6

          Consolidated Statements of Changes in Shareholders'
          Equity (Unaudited), Three Months Ended March 31, 1997
          and Twelve Months Ended December 31, 1996                       8

          Notes to Consolidated Financial Statements (Unaudited)          9

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13

PART II     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                    20

            Signatures                                                   20

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M Bancorp and Subsidiaries

 (Dollars in thousands,                March 31       March 31      December 31
  except per share amounts)              1997           1996            1996
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks              $   33,204       $ 28,974     $   33,762
Federal funds sold                        4,000         21,830             --
Interest-bearing deposits with banks      3,886          4,132          4,943
                                     ----------       --------     ----------
Total cash and cash equivalents          41,090         54,936         38,705
                                     ----------       --------     ----------
Loans held for sale                         144          1,709            309
                                     ----------       --------     ----------
Investment securities
  Held-to-maturity, fair value
    $99,116, $105,858, and $100,201,
    respectively                         99,436        105,880         99,503
  Available-for-sale, at fair value     130,420        131,528        146,308
                                     ----------       --------     ----------
Total investment securities             229,856        237,408        245,811
                                     ----------       --------     ----------
Loans, net of unearned income           678,404        617,909        670,269
Less:  Allowance for credit losses       (9,434)        (9,686)        (9,639)
                                     ----------       --------     ----------
Net loans                               668,970        608,223        660,630
                                     ----------       --------     ----------
Bank premises and equipment, net         25,376         21,086         25,231
Other real estate owned                   6,577          7,774          7,457
Interest receivable                       7,081          6,547          6,701
Intangible assets                         3,895          4,582          3,945
Other assets                             17,963         13,539         17,062
                                     ----------       --------     ----------
Total assets                         $1,000,952       $955,804     $1,005,851
                                     ==========       ========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
  Noninterest-bearing                $  111,022       $105,942     $  108,101
  Interest-bearing                      690,290        689,005        686,649
                                     ----------       --------     ----------
Total deposits                          801,312        794,947        794,750
Federal funds purchased and
  securities sold under agreements
  to repurchase                          34,801         32,127         41,876
Other short-term borrowings              52,683         16,377         57,411
Long term borrowings                      6,685         12,272          6,686
Accrued interest and other liabilities   10,726         10,491         11,668
                                     ----------       --------     ----------
Total liabilities                       906,207        866,214        912,391
                                     ----------       --------     ----------
Shareholders' equity
Common stock, par value $5 per share;
  authorized 10,000,000 shares;
  issued and outstanding 5,691,988
  shares, 5,668,616 shares, and
  5,678,564 shares, respectively         28,460         28,343         28,393
Surplus                                  29,363         28,968         29,148
Retained earnings                        37,576         32,704         36,113
Net unrealized loss on
  securities available for sale            (654)          (425)          (194)
                                     ----------       --------     ----------
Total shareholders' equity               94,745         89,590         93,460
                                     ----------       --------     ----------
Total liabilities and shareholders'
  equity                             $1,000,952       $955,804     $1,005,851
                                     ==========       ========     ==========

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
F&M BANCORP and Subsidiaries

Quarter ended
(Dollars in thousands,                                    March 31
 except per share amounts)                         1997               1996
---------------------------------------------------------------------------
Interest Income
  Interest and fees on loans                    $14,470            $13,716
  Interest and dividends on investment
    securities
      Taxable                                     2,658              2,357
      Tax-exempt                                    870                928
  Interest on deposits with banks                    36                118
  Interest on federal funds sold                     14                218
                                                -------            -------
  Total interest income                          18,048             17,337
                                                -------            -------

Interest Expense
  Interest on deposits                            6,833              7,070
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                      495                425
  Interest on Federal Home Loan Bank borrowings     821                463
  Interest on other short-term borrowings            20                 19
                                                -------            -------
  Total interest expense                          8,169              7,977
                                                -------            -------
  Net interest income                             9,879              9,360
  Provision for credit losses                       450                300
                                                -------            -------
  Net interest income after provision
    for credit losses                             9,429              9,060
                                                -------            -------
Noninterest Income
  Trust income                                      611                427
  Service charges on deposit accounts             1,226              1,084
  Losses on sales of securities                      --                (28)
  Gains (losses) on sales of property                (5)                79
  Gains on sales of loans                            43                142
  Other operating income                          1,149                955
                                                -------            -------
  Total noninterest income                        3,024              2,659
                                                -------            -------

Noninterest Expenses
  Salaries and employee benefits                  4,605              4,270
  Occupancy and equipment expense                 1,465              1,288
  Other operating expense                         2,578              2,687
                                                -------            -------
  Total noninterest expenses                      8,648              8,245
                                                -------            -------
  Income before provision for income taxes        3,805              3,474
  Provision for income taxes                      1,081              1,000
                                                -------            -------
Net Income                                      $ 2,724            $ 2,474
                                                =======            =======

Earnings per Common Share
  Based on weighted average shares
    outstanding of 5,685,895 for
    1997, 5,666,468 for 1996                    $   .48            $   .44
                                                =======            =======
Dividends per Share                             $   .22            $   .17
                                                =======            =======

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
F&M BANCORP and Subsidiaries

                                                          Three Months Ended
                                                       March 31       March 31
 (Dollars in thousands)                                  1997           1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  2,724       $  2,474
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for credit losses                          450            300
      Depreciation and amortization                        637            486
      Amortization of intangibles                          127            156
      Net premium amortization on investment securities    135            188
      Increase in interest receivable                     (380)           (18)
      Decrease in interest payable                         (10)           (36)
      Deferred income tax benefit                          133             34
      Accretion of net loan origination fees                33             64
      Loss (gain) on sales of property                       5            (79)
      Gain on sales/calls of securities                     --             28
      Decrease in loans held for sale                      165            244
      Decrease in other assets                            (835)           (31)
      Increase (decrease) in other liabilities            (933)           635
                                                      --------       --------
   Net cash provided by operating activities             2,251          4,445
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities to be
    held to maturity                                    (1,110)       (17,212)
  Purchases of investment securities available
    for sale                                            (6,707)       (20,156)
  Proceeds from maturities and sales/calls of
    securities available for sale                       21,764         23,464
  Proceeds from maturities and calls of
    securities to be held to maturity                    1,139          1,066
  Net decrease (increase) in loans                      (8,823)         6,796
  Purchases of premises and equipment                     (793)        (1,166)
  Proceeds from sales of property                            6             --
  Other investing activities                               879          1,274
                                                      --------       --------
  Net cash provided by (used in) investing activities    6,355         (5,934)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits,
    interest-bearing checking, savings and
    money market accounts                                9,843          6,279
  Net increase (decrease) in certificates of deposit    (3,281)         4,043
  Net decrease in securities sold under
    agreements to repurchase                            (7,075)        (8,031)
  Net decrease in long-term borrowings                      (1)          (500)
  Net decrease in other short-term borrowings           (4,728)        (2,243)
  Cash dividends paid                                   (1,250)          (985)
  Dividend reinvestment plan                                (6)            --
  Proceeds from issuance of common stock                   277            106
                                                      --------       --------
  Net cash used in financing activities                 (6,221)        (1,331)
                                                      --------       --------
  Net increase (decrease) in cash and cash equivalents   2,385         (2,820)
  Cash and cash equivalents at beginning of period      38,705         57,756
                                                      --------       --------
  Cash and cash equivalents at end of period          $ 41,090       $ 54,936
                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                          $  8,180       $  8,028
  Cash payments for income tax                             483            930

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment for securities available
    for sale, net of deferred income taxes payable
    (benefits)                                            (460)          (406)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiaries
                                                             Net
                                                             Unrealized
                                                             Gain
                                                             (Loss) on
                                                             Securities
(Dollars in thousands          Common              Retained  Available
except per share amounts)      Stock     Surplus   Earnings  for Sale   Total
-------------------------------------------------------------------------------
Balance at December 31, 1995   $28,304   $28,811   $31,304   $   (18)  $88,401
Net income                          --        --     8,611        --     8,611
Dividend reinvestment plan          --        --       (25)       --       (25)
Stock options exercised
  (25,113 shares)                  126       377        --        --       503
Cash dividends paid
  ($.64 per share)                  --        --    (3,640)       --    (3,640)
Stock repurchased (7,448 shares)   (37)      (40)     (137)       --      (214)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --      (176)     (176)
                               -------   -------   -------   -------   -------
Balance at December 31, 1996   $28,393   $29,148   $36,113   $  (194)  $93,460
Net income                          --        --     2,724        --     2,724
Dividend reinvestment plan          --        --        (6)       --        (6)
Cash dividends paid
  ($.22 per share)                  --        --    (1,250)       --    (1,250)
Stock options exercised
  (13,734 shares)                   69       217        --        --       286
Stock repurchased (310 shares)      (2)       (2)       (5)       --        (9)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --      (460)     (460)
                               -------   -------   -------   -------   -------
Balance at March 31, 1997      $28,460   $29,363   $37,576   $  (654)  $94,745
                               =======   =======   =======   =======   =======

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1. Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp's ("Bancorp's") significant accounting policies is set forth in Note 1 to the consolidated financial statements in it's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.

On November 15, 1996, Bancorp acquired all of the outstanding capital stock of Home Federal Corporation, Hagerstown, Maryland, in a tax-free transaction. Home Federal Corporation merged with and into Bancorp. This transaction was accounted for as a "pooling of interests." Accordingly, the consolidated financial statements for the quarter ended March 31, 1996 have been restated to include the accounts of Home Federal Corporation and its subsidiaries.


Note 2. Investment Securities

Investment securities are summarized as follows:

-------------------------------------------------------------------------------
                                              March 31, 1997
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 57,833    $   31       $  328       $ 57,536

  Obligations of states and
  political subdivisions           7,377        72            1          7,448

  Mortgage-backed securities      59,643        70          776         58,937
-------------------------------------------------------------------------------
Total-debt securities            124,853       173        1,105        123,921
Equity securities                  6,499        --           --          6,499
-------------------------------------------------------------------------------
Total available-for-sale:        131,352       173        1,105        130,420
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                    11,950        28          181         11,797

  Obligations of states and
  political subdivisions          62,976       713          353         63,336
  Mortgage-backed securities      24,510        33          560         23,983
-------------------------------------------------------------------------------
Total held-to-maturity            99,436       774        1,094         99,116
-------------------------------------------------------------------------------
Total investment securities     $230,788    $  947       $2,199       $229,536
===============================================================================

-------------------------------------------------------------------------------
                                              March 31, 1996
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 59,372    $   97       $  271       $ 59,198

  Obligations of states and
  political subdivisions          14,547       322            1         14,868

  Mortgage-backed securities      45,931        92          601         45,422
-------------------------------------------------------------------------------
Total-debt securities            119,850       511          873        119,488
Equity securities                 12,040        --           --         12,040
-------------------------------------------------------------------------------
Total available-for-sale:        131,890       511          873        131,528
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                     5,944        58           24          5,978

  Obligations of states and
  political subdivisions          57,355       887          447         57,795
  Mortgage-backed securities      42,581        51          547         42,085
-------------------------------------------------------------------------------
Total held-to-maturity           105,880       996        1,018        105,858
-------------------------------------------------------------------------------
Total investment securities     $237,770    $1,507       $1,891       $237,386
===============================================================================

-------------------------------------------------------------------------------
                                            December 31, 1996
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 69,883    $  112       $  146       $ 69,849

  Obligations of states and
  political subdivisions           8,545       116           --          8,661

  Mortgage-backed securities      62,042       155          435         61,762
-------------------------------------------------------------------------------
Total-debt securities            140,470       383          581        140,272
Equity securities                  6,036        --           --          6,036
-------------------------------------------------------------------------------
Total available-for-sale:        146,506       383          581        146,308
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                    11,949        58           13         11,994

  Obligations of states and
  political subdivisions          62,336     1,038          214         63,160

  Mortgage-backed securities      25,218        71          242         25,047
-------------------------------------------------------------------------------
Total held-to-maturity            99,503     1,167          469        100,201
-------------------------------------------------------------------------------
Total investment securities     $246,009    $1,550       $1,050       $246,509
===============================================================================

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

The amortized cost and estimated fair values of investments at March 31, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized            Fair
(in thousands)                                 Cost              Value
-------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                              $ 36,666           $ 36,684
  After 1 but within 5 years                   20,541             20,416
  After 5 years but within 10 years             8,003              7,884
  Mortgage-backed securities                   59,643             58,937
  Equity securities                             6,499              6,499
-------------------------------------------------------------------------
  Total available-for-sale                    131,352            130,420
-------------------------------------------------------------------------
Held-to-maturity:
  Within 1 year                                   523                530
  After 1 but within 5 years                   36,604             37,017
  After 5 years but within 10 years            37,693             37,478
  After 10 years                                  107                107
  Mortgage-backed securities                   24,509             23,984
-------------------------------------------------------------------------
  Total held-to-maturity                       99,436             99,116
-------------------------------------------------------------------------
Total investment securities                  $230,788           $229,536
=========================================================================

The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $118,316,000 at March 31, 1997.


Note 3. Loans

Loans, net of unearned income, consist of the following:

-------------------------------------------------------------------------------
                                                 March 31,         December 31,
-------------------------------------------------------------------------------
(In thousands)                              1997         1996         1996
-------------------------------------------------------------------------------
Real Estate Loans
  Construction and land development         $ 30,163     $ 30,297     $ 29,571
  Secured by farmland                          6,645        6,156        6,864
  Residential mortgage                       185,538      176,649      183,566
  Other mortgage                             128,196      120,806      128,777
Agricultural                                     808        1,296          977
Commercial and industrial loans               67,278       51,628       62,288
Consumer                                     255,113      226,388      253,454
Other loans                                    4,663        4,689        4,772
-------------------------------------------------------------------------------
Totals                                      $678,404     $617,909     $670,269
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


Note 4. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

-------------------------------------------------------------------------------
                                                March 31,          December 31,
-------------------------------------------------------------------------------
(In thousands)                              1997         1996         1996
-------------------------------------------------------------------------------
Bank premises and land                      $ 22,407     $ 20,190     $ 22,786
Furniture and equipment                       17,850       17,140       17,280
Leasehold improvements                         1,760        1,134        1,696
-------------------------------------------------------------------------------
                                              42,017       38,464       41,762
Less accumulated depreciation
  and amortization                           (16,641)     (17,378)     (16,531)
-------------------------------------------------------------------------------
Net premises and equipment                  $ 25,376     $ 21,086     $ 25,231
===============================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's net income for the first quarter of 1997 was $2,724,000 or 48 cents per share compared with $2,474,000 or 44 cents per share for the same period last year. Return on average assets and return on average equity was
1.11 percent and 11.91 percent, respectively, in the first quarter of 1997 compared with 1.05 percent and 11.14 percent, respectively, in the same period last year. Increases in net interest income and noninterest income were the principal factors in the 10.1 percent increase in earnings.

Results of Operations

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings. Net interest income is impacted by changes in the volume and mix of earning assets and funding sources, market interest rates, monetary policy of the Federal Reserve Board and other factors.

Average balances and rates for major categories of interest-earning assets and interest-bearing liabilities for the first quarter are presented on a year-to-year comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased $486,000 or 4.9 percent compared with the first quarter of last year. The primary reason for the increase was the increase in the volume of loans from one period to the other. Loans increased $54,787,000 or 8.8 percent compared with the first quarter of 1996. Overall, interest rates declined on both earning assets and interest-bearing liabilities. The decline was most significant on the liability side, however, which contributed to the increase in net interest income.

Average earning assets increased $43,673,000 or 5.0 percent during the first quarter of 1997 compared with the first quarter last year. Loans lead the increase, as stated above. Investment securities increased $5,579,000 on average overall, with a shift in the portfolio mix from tax-exempt municipals to a higher percentage of taxable securities. Asset growth was funded through additional borrowings, an increase in deposits, and a reduction in the amount of federal funds sold.

Interest-bearing deposits increased $7,531,000 or 1.1 percent. Growth in interest checking was offset by a decline in savings deposits. Average time deposits grew at a rate of 2.0 percent compared with the first quarter of last year. Federal Home Loan Bank (FHLB) advances and federal funds provided the additional funding necessitated by the substantial loan demand.

Interest rates earned and paid both declined, but the greatest declines occurred with funding sources. The average rate earned on average assets declined three basis points to 8.19 percent compared with the first quarter of last year. Loan rates declined 21 basis points while the rates on investment securities were mixed, with tax-exempt rates declining 27 basis points and taxable rates increasing 45 basis points.

The average rate paid on interest-bearing liabilities declined ten basis points to 4.20 percent compared with the same quarter last year. Deposit rates declined 15 basis points overall, lead by time deposit rates, which declined 25 basis points. As time deposit rates declined, customers shifted their savings balances into these accounts to lock in rates before they declined even further. Therefore, the growth in time deposits came primarily at the expense of savings deposits. Interest checking posted strong growth, increasing 7.1 percent compared with the first quarter of last year. The average rate paid on borrowed funds declined 29 basis points. This decrease served to offset the impact of the increased borrowings.

The net interest margin, the ratio of taxable-equivalent net interest income to earning assets increased three basis points for the first quarter of 1997 compared with the same period last year. The increase resulted from the increase in the volume of loans, which changed the mix of earning assets, and the decline in liability interest rates which out paced the decline in earning asset rates.


Table 1. Consolidated Average Balances, Interest and Average Rates
         (Taxable Equivalent Basis)

                                                March 31,
-------------------------------------------------------------------------------
                                    1997                        1996
-------------------------------------------------------------------------------
                           YTD                         YTD
                         Average            Average  Average            Average
(Dollars in thousands)   Balance  Interest   Rate    Balance  Interest   Rate
-------------------------------------------------------------------------------
ASSETS
Interest-earning assets

Federal funds sold
  - overnight            $    210  $    14   5.31%   $ 15,812  $   218   5.55%
-------------------------------------------------------------------------------
Short-term interest
  bearing deposits          4,841       36   3.02       5,932      118   8.00
-------------------------------------------------------------------------------
Total investment
  securities -
  Tax-exempt(1)            70,645    1,318   7.46      72,801    1,406   7.73
-------------------------------------------------------------------------------
Total investment
  securities - Taxable    166,672    2,658   6.38     158,937    2,357   5.93
-------------------------------------------------------------------------------
Total loans               675,094   14,507   8.71     620,307   13,756   8.92
-------------------------------------------------------------------------------
Total interest-
  earning assets          917,462   18,533   8.19     873,789   17,855   8.22
-------------------------------------------------------------------------------
Total noninterest-
  earning assets           77,885                      71,598
-------------------------------------------------------------------------------
TOTAL ASSETS             $995,347                    $945,387
===============================================================================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
    Basic savings, time  $114,159  $   717   2.55%   $120,429  $   804   2.69%
      open & clubs
    Interest checking     101,748      508   2.02      94,993      499   2.11
    Money market
      savings             113,642      851   3.04     113,607      843   2.98
    Total time deposits   358,918    4,757   5.38     351,907    4,924   5.63
-------------------------------------------------------------------------------
Total interest-bearing
  deposits                688,467    6,833   4.03     680,936    7,070   4.18
-------------------------------------------------------------------------------
Borrowed funds
  Federal funds
    purchased and
    repurchase accounts    41,458      495   4.84      34,213      425   5.00
  Other short-term
    borrowings             52,874      742   5.69      17,849      287   6.47
-------------------------------------------------------------------------------
    Total short-term
      borrowings           94,332    1,237   5.32      52,062      712   5.55
-------------------------------------------------------------------------------
  Long-term borrowings      6,685       99   6.01      12,546      195   6.25
-------------------------------------------------------------------------------
    Total borrowed funds  101,017    1,336   5.36      64,608      907   5.65
-------------------------------------------------------------------------------
Total interest-bearing
  liabilities             789,484    8,169   4.20     745,544    7,977   4.30
-------------------------------------------------------------------------------
Non-interest bearing
  liabilities
    Demand deposits       101,802                     100,368
    Other liabilities      11,341                      10,157
    Shareholders' equity   92,720                      89,318
-------------------------------------------------------------------------------
TOTAL LIABILITIES
  AND EQUITY             $995,347                    $945,387
===============================================================================
NET INTEREST INCOME *              $10,364                     $ 9,878
===============================================================================
NET INTEREST SPREAD                          3.99%                       3.92%
===============================================================================
NET INTEREST MARGIN AS A
  PERCENT OF EARNING ASSETS                  4.58%                       4.55%
===============================================================================

* Based on an effective federal tax rate of 34% for 1997 and 1996.

(1) Based on amortized cost (i.e. excludes mark-to-market adjustments).


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

Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in Table 2, Bancorp had a cumulative net liability sensitive position of $93,030,000 within the one year horizon at March 31, 1997. This position would indicate that Bancorp has the potential for decreased earnings if market interest rates rise in the next twelve months.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also employs more sophisticated interest sensitivity measurement tools to analyze the volatility of net interest income as a result of changes in interest rates. Simulation models are used to subject the current repricing gap positions to rising and falling incremental changes in interest rates of 100, 200, and 300 basis points, and to forecast how net interest income varies under alternative interest rate and business activity scenarios. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance-sheet contracts is also measured. At March 31, 1997, the changes in net interest income and/or market value calculated under these alternative methods were within limits established by the Board of Directors.


TABLE 2.  INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 1997 (1)

                 1-90     91-180   181-365  1-3      3-5      Beyond
(In thousands)   days     days     days     years    years    5 years  Total
-------------------------------------------------------------------------------
Interest-
  earning Assets:

Interest-
  bearing
  deposits
  with banks     $  3,886 $     -- $     -- $     -- $     -- $     -- $  3,886
Federal funds
  Sold              4,000       --       --       --       --       --    4,000
Investment
  securities (2)   17,949   22,195   30,306   78,138   37,977   38,345  224,910
Loans, net        133,003   69,552  108,993  200,828  103,597   46,586  662,559
                 -------- -------- -------- -------- -------- -------- --------
    Total        $158,838 $ 91,747 $139,299 $278,966 $141,574 $ 84,931 $895,355
                 ======== ======== ======== ======== ======== ======== ========

Interest-
bearing
Liabilities:

Deposits         $165,319 $ 81,896 $145,759 $135,367 $ 31,591 $130,358 $690,290
Short-term
  borrowings       72,120       --   15,364       --       --       --   87,484
Long-term
  borrowings           --       --    2,456       --       --    4,229    6,685
                 -------- -------- -------- -------- -------- -------- --------
    Total        $237,439 $ 81,896 $163,579 $135,367 $ 31,591 $134,587 $784,459
                 ======== ======== ======== ======== ======== ======== ========

Interest
  Sensitivity
  Gap:
Period           $(78,601)$  9,851 $(24,280)$143,599 $109,983 $(49,656)$     --
Cumulative        (78,601) (68,750) (93,030)  50,569  160,552  110,896 $110,896

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.


Noninterest Income.

Noninterest income increased $365,000 or 13.7 percent for the first quarter of 1997 compared with the first quarter of 1996. All significant sources of noninterest income increased as management's strategic emphasis on new sources of revenue continue to develop revenue enhancing opportunities. Significant increases include deposit services, up $142,000 or 13.1 percent, and Trust income, up $184,000 or 43.1 percent.

Noninterest Expenses.

Noninterest expenses increased $403,000 or 4.9 percent compared with the first quarter of last year. Salaries and benefits increased $335,000 or 7.8 percent and include personnel expenses related to a full quarter of operations of a de novo branch office which opened in March, 1996. Occupancy and equipment expense increased $177,000 or 13.7 percent, reflecting the completion of the addition to the corporate headquarters building in the fourth quarter of 1996 and investments in technology which enhance customer service. Other operating expenses declined $109,000 or 4.1 percent primarily as a result of a reduction in deposit insurance premiums.

Income Taxes.

The provision for income taxes increased $81,000 or 8.1 percent compared with the first quarter of last year. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rate for the first quarter of 1997 and 1996 was 28.4 percent and
28.8 percent, respectively. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past due loans. Total nonperforming assets at March 31, 1997 have declined $354,000 compared with year earlier levels and have declined $1,129,000 since year-end. Loans past due 90 or more days as to interest or principal reflected a $527,000 increase compared with prior year levels but have decreased $437,000 since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans and past due loans are modest in relation to the loan portfolio.

POTENTIAL PROBLEM LOANS

At March 31, 1997, Bancorp had performing loans amounting to $12,828,000 that were identified as potential problem loans because the borrowers were currently experiencing financial difficulties such that management had concerns that such loans might, in the future, become classified as nonaccrual or delinquent. At December 31, 1996, potential problem loans totaled $20,579,000. The decrease in the amount of these loans during 1997 is a reflection of an improvement in credit quality. As of March 31, 1997, management does not believe that these loans present any significant risk of loss.

Bancorp had loans amounting to approximately $5,752,000 and $5,000,000 at March 31, 1997 and March 31, 1996, respectively, that were specifically classified as impaired and included in non-accrual loans in Table 3. The average balance of impaired loans amounted to $6,036,000 and $5,315,000 for the first quarter of 1997 and 1996, respectively. Cash receipts for these same periods were $162,000 and $37,000. All cash receipts were applied to reduce the principal balance of those impaired loans and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was $344,000 and $477,000, at March 31, 1997 and March 31, 1996, respectively.

TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                             March 31,            December 31
(Dollars in thousands)                   1997         1996           1996
-------------------------------------------------------------------------------
Nonperforming Assets:
  Nonaccrual loans(1)                   $ 7,032      $ 6,189       $ 7,281
  Other real estate owned net of
    valuation allowance(2)(4)             6,577        7,774         7,457
-------------------------------------------------------------------------------
Total nonperforming assets              $13,609      $13,963       $14,738
-------------------------------------------------------------------------------
Loans past due 90 or more days
  as to interest or principal(3)        $ 1,783      $ 1,256       $ 2,220
-------------------------------------------------------------------------------
Nonperforming loans to period-end loans    1.04%        1.00%         1.09%
Nonperforming assets to period-end
  loans and other real estate owned        1.99%        2.23%         2.17%
Period-end allowance for credit
  losses times nonperforming loans         1.34x        1.57x         1.32x
Period-end allowance for credit
  losses times nonperforming assets        0.69x        0.69x         0.65x

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

     (3) Nonaccrual loans are not included.

     (4) Consists principally of the real estate held in a limited partnership and includes minority interests totaling $904,000, $730,000, and $838,000 at March 31, 1997, March 31, 1996 and December 31, 1996, respectively.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses was $9,434,000 or 1.4 percent of loans outstanding as of March 31, 1997 compared with $9,639,000 or 1.4 percent of loans outstanding as of December 31, 1996 and $9,686,000 or 1.6 percent of loans outstanding as of March 31, 1996. The provision for credit losses was $450,000 for the first quarter of 1997 and $300,000 for the first quarter of 1996. Net charge-offs for the first quarter were $655,000 compared with $410,000 for the first quarter of last year. As reflected in Table 4, net charge-offs as a percent of total loans were 0.10 percent this quarter compared with 0.07 percent for the same period last year.

TABLE 4.  ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                    Period ended
-------------------------------------------------------------------------------
                                         March 31,     March 31,   December 31,
(Dollars in thousands)                   1997          1996          1996
-------------------------------------------------------------------------------
Average loans outstanding
  less average unearned income(1)        $674,570      $619,221      $640,148
===============================================================================
Allowance for credit losses
  at beginning of year                   $  9,639      $  9,796      $  9,796
-------------------------------------------------------------------------------
Charge-offs
  Real estate                                 122            11           303
  Commercial and industrial                    --            --            10
  Consumer                                  1,260         1,077         3,609
-------------------------------------------------------------------------------
Total loans charged-off                     1,382         1,088         3,922
-------------------------------------------------------------------------------
Recoveries
  Real estate                                  74            59           247
  Commercial and industrial                    --             3             2
  Consumer                                    653           616         1,994
-------------------------------------------------------------------------------
Total recoveries                              727           678         2,243
-------------------------------------------------------------------------------
Net charge-offs                               655           410         1,679
-------------------------------------------------------------------------------
Additions charged to operating expense        450           300         1,522
-------------------------------------------------------------------------------
Allowance for credit losses
  at end of period                       $  9,434      $  9,686      $  9,639
===============================================================================
Ratio of net charge-offs to
  average loans outstanding                  0.10%         0.07%         0.26%
===============================================================================

(1)  Exclusive of loans held for sale.

Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at March 31, 1997 is considered adequate. Management's estimate of credit losses inherent in the credit extension process and the related allowance may change in the near term due to uncertainties inherent in the estimation process.

TABLE 5.  ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES

                                       March 31,                 December 31,
                                1997               1996              1996
-------------------------------------------------------------------------------
                                   % Gross            % Gross          % Gross
(Dollars in thousands)    Amount   Loans(1)   Amount  Loans(1)  Amount Loans(1)
-------------------------------------------------------------------------------
Real estate
  Construction and
    land development      $2,153     4.4%    $1,850     4.9%    $1,821     4.4%
  Residential mortgage       561    27.3        432    28.6        510    27.4
  Other mortgage           1,283    18.9      1,532    19.5      1,765    19.2
Commercial and industrial    593     9.9        889     8.4        830     9.3
Consumer                   3,291    37.7      2,346    36.6      2,757    37.8
Unallocated                1,553     1.8      2,637     2.0      1,956     1.9
-------------------------------------------------------------------------------
Total allowance for
  credit losses           $9,434   100.0%    $9,686   100.0%    $9,639   100.0%
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


CAPITAL RESOURCES

Shareholder's equity totaled $94,745,000 at March 31, 1997, an increase of 1.4 percent compared with the 1996 year end level of $93,460,000 and an increase of
5.8 percent from the year earlier level of $89,590,000. The fair value of the available-for-sale portfolio has decreased $460,000 (net of deferred taxes) since year end. Capital levels are considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of March 31, 1997, as follows:


TABLE 6.  CAPITAL RATIOS

                           Risk-based Capital
                           -------------------
                           Tier 1       Total         Leverage
                           Capital     Capital         Ratio
                           -------     -------        --------
Actual                     12.94%       14.19%         9.30%
Minimum                     4.00%        8.00%         3.00%
                           ------       ------         -----
Excess                      8.94%        6.19%         6.30%
                           ======       ======         =====

Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines.



                           PART II - Other Information

Item 6  Exhibits and Reports on Form 8-K                           Page
  (a)  Exhibits

       11  Statement Re:  Computation of per share earnings.        21
       27  Financial Data Schedule                                  22

  (b)  A report on Form 8-K Item 2. Acquisition or Disposition of Assets and
Item 7. Financial Statements and Exhibits was filed by the Corporation during the quarter ended March 31, 1997 as an amendment to a Form 8-K filed on November 21, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 F&M BANCORP
                                                 -----------
                                                 (Registrant)


  May 15, 1997                                   /s/David L. Spilman
------------------                               ----------------------------
      Date                                       DAVID L. SPILMAN
                                                 TREASURER