Form 10-Q
period 1997-06-30
F&M BANCORP
filed 1997-08-14
CIK 736473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Common Stock $5 par value, 5,984,664 shares outstanding as of August 9, 1997

Exhibit index located on page 27.

                                  F&M BANCORP
                               TABLE OF CONTENTS


PART I:     FINANCIAL INFORMATION                                       PAGE

          Consolidated Balance Sheets (Unaudited),
          June 30, 1997 and 1996 and December 31, 1996                    2

          Consolidated Statements of Income (Unaudited),
          Three and Six Months Ended June 30, 1997 and 1996               4

          Consolidated Statements of Cash Flows (Unaudited),
          Six Months Ended June 30, 1997 and 1996                         5

          Consolidated Statements of Changes in Shareholders'
          Equity (Unaudited), Six Months Ended June 30, 1997
          and Twelve Months Ended December 31, 1996                       6

          Notes to Consolidated Financial Statements (Unaudited)          7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13

PART II     OTHER INFORMATION

            Item 2.  Changes in Securities                               25
            Item 4.  Submission of matters to Vote of Security Holders   25
            Item 6.  Exhibits and Reports on Form 8-K                    27

            Signatures                                                   28

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M Bancorp and Subsidiaries

 (Dollars in thousands,                June 30      June 30        December 31
  except per share amounts)              1997         1996            1996
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks              $   33,908     $   32,348     $   33,762
Federal funds sold                           --          2,700             --
Interest-bearing deposits with banks      4,327          4,378          4,943
                                     ----------     ----------     ----------
Total cash and cash equivalents          38,235         39,426         38,705
                                     ----------     ----------     ----------
Loans held for sale                         212            823            309
                                     ----------     ----------     ----------
Investment securities
  Held-to-maturity, fair value
    $99,318, $107,371, and $100,201,
    respectively                         98,526        108,486         99,503
  Available-for-sale, at fair value     155,342        133,344        146,308
                                     ----------     ----------     ----------
Total investment securities             253,868        241,830        245,811
                                     ----------     ----------     ----------
Loans, net of unearned income           691,887        636,895        670,269
Less:  Allowance for credit losses       (9,731)        (9,870)        (9,639)
                                     ----------     ----------     ----------
Net loans                               682,156        627,025        660,630
                                     ----------     ----------     ----------
Bank premises and equipment, net         25,237         22,603         25,231
Other real estate owned                   6,388          7,972          7,457
Interest receivable                       6,944          6,719          6,701
Intangible assets                         3,692          4,468          3,945
Other assets                             16,924         15,371         17,062
                                     ----------     ----------     ----------
Total assets                         $1,033,656     $  966,237     $1,005,851
                                     ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
  Noninterest-bearing                $  112,608     $  108,749     $  108,101
  Interest-bearing                      697,849        685,652        686,649
                                     ----------     ----------     ----------
Total deposits                          810,457        794,401        794,750
Federal funds purchased and
  securities sold under agreements
  to repurchase                          59,095         37,763         41,876
Other short-term borrowings              50,728         21,728         57,411
Long term borrowings                      6,320         11,908          6,686
Accrued interest and other liabilities   10,107          9,731         11,668
                                     ----------     ----------     ----------
Total liabilities                       936,707        875,531        912,391
                                     ----------     ----------     ----------
Shareholders' equity
Common stock, par value $5 per share;
  authorized 50,000,000 shares;
  issued and outstanding 5,980,786
  shares (1), 5,672,725 shares, and
  5,678,564 shares, respectively         29,904         28,363         28,393
Surplus                                  36,457         29,034         29,148
Retained earnings                        30,733         34,420         36,113
Net unrealized gain (loss) on
  securities available for sale            (145)        (1,111)          (194)
                                     ----------     ----------     ----------
Total shareholders' equity               96,949         90,706         93,460
                                     ----------     ----------     ----------
Total liabilities and shareholders'
  equity                             $1,033,656     $  966,237     $1,005,851
                                     ==========     ==========     ==========

(1) Restated to reflect 5% stock dividend paid August 8, 1997.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
F&M BANCORP and Subsidiaries

                                        Six months ended   Three months ended
(Dollars in thousands,                       June 30             June 30
 except per share amounts)               1997      1996      1997      1996
------------------------------------------------------------------------------
Interest Income
  Interest and fees on loans             $29,488   $27,545   $15,018   $13,829
  Interest and dividends on investment
    securities
      Taxable                              5,284     4,910     2,626     2,553
      Tax-exempt                           1,727     1,838       857       910
  Interest on deposits with banks             98       159        62        41
  Interest on federal funds sold              24       396        10       178
                                         -------   -------   -------   -------
  Total interest income                   36,621    34,848    18,573    17,511
                                         -------   -------   -------   -------

Interest Expense(1)
  Interest on deposits                    13,728    14,064     6,895     6,994
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase               1,074       848       579       423
  Interest on Federal Home Loan Bank
    borrowings                             1,656       908       835       445
  Interest on other short-term borrowings     44        34        24        15
                                         -------   -------   -------   -------
  Total interest expense                  16,502    15,854     8,333     7,877
                                         -------   -------   -------   -------

 Net interest income                      20,119    18,994    10,240     9,634
  Provision for credit losses                900       600       450       300
                                         -------   -------   -------   -------
  Net interest income after provision
    for credit losses                     19,219    18,394     9,790     9,334
                                         -------   -------   -------   -------

Noninterest Income
  Trust income                             1,180       856       569       429
  Service charges on deposit accounts      2,560     2,241     1,334     1,157
  Gains on sales of securities                 2       (55)        2       (27)
  Gains on sales of loans                    104       184        61        42
  Gains (losses) on sales of property         15       130        20        51
  Other operating income                   2,411     1,950     1,262       995
                                         -------   -------   -------   -------
  Total noninterest income                 6,272     5,306     3,248     2,647
                                         -------   -------   -------   -------

Noninterest Expenses
  Salaries and employee benefits           9,246     8,424     4,641     4,154
  Occupancy and equipment expense          2,894     2,599     1,429     1,311
  Other operating expense                  5,346     5,837     2,768     3,150
                                         -------   -------   -------   -------
  Total noninterest expenses              17,486    16,860     8,838     8,615
                                         -------   -------   -------   -------
  Income before provision for income taxes 8,005     6,840     4,200     3,366
  Provision for income taxes               2,381     1,752     1,300       752
                                         -------   -------   -------   -------
Net Income                               $ 5,624   $ 5,088   $ 2,900   $ 2,614
                                         =======   =======   =======   =======

Earnings per Common Share
  Based on weighted average shares
    outstanding of 5,974,072 for
    1997, 5,951,796 for 1996 (1)         $  0.94   $  0.85   $  0.49   $  0.44
                                         =======   =======   =======   =======
Dividends per Share (1)                  $  0.42   $  0.31   $  0.21   $  0.15
                                         =======   =======   =======   =======

(1) Restated to reflect 5% stock dividend paid August 8, 1997.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
F&M BANCORP and Subsidiary

                                                           Six Months Ended
                                                        June 30        June 30
 (Dollars in thousands)                                  1997           1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  5,624       $  5,088
Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for credit losses                          900            600
      Depreciation and amortization                      1,287          1,012
      Amortization of intangibles                          262            312
      Net premium amortization on investment securities    247            360
      Increase in interest receivable                     (243)          (190)
      Decrease in interest payable                         (67)          (115)
      Deferred income tax benefit                          (15)            91
      Accretion of net loan origination fees                85            166
      Gain on sales of property                            (15)          (130)
      Loss on sales/calls of securities                      2             55
      Decrease in loans held for sale                       97            264
      Increase (decrease) in other assets                  107         (1,978)
      Decrease in other liabilities                     (1,494)           (47)
                                                      --------       --------
   Net cash provided by operating activities             6,777          5,488
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities to be
    held to maturity                                    (1,110)       (21,166)
  Purchases of investment securities available
    for sale                                           (56,883)       (37,160)
  Proceeds from maturities and sales/calls of
    securities available for sale                       47,765         37,465
  Proceeds from maturities and calls of securities
    to be held to maturity                               2,008          2,352
  Net increase in loans                                (22,511)       (11,275)
  Purchases of premises and equipment                   (1,319)        (3,187)
  Proceeds from sales of property                          107            128
  Other investing activities                             1,003          1,090
                                                      --------       --------
  Net cash used in investing activities                (30,940)       (31,753)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits,
    interest-bearing checking, savings and
    money market accounts                               15,900          8,207
  Net increase (decrease) in certificates of deposit      (193)         1,569
  Net increase (decrease) in securities sold under
    agreements to repurchase                            17,219         (2,395)
  Net decrease in long-term borrowings                    (366)          (364)
  Net increase (decrease) in other short-term borrowings(6,683)         2,608
  Cash dividends paid                                   (2,503)        (1,869)
  Dividend reinvestment plan                               (63)           (13)
  Proceeds from issuance of common stock                   382            192
                                                      --------       --------
  Net cash provided by financing activities             23,693          7,935
                                                      --------       --------
  Net decrease in cash and cash equivalents               (470)       (18,330)
  Cash and cash equivalents at beginning of period      38,705         57,756
                                                      --------       --------
  Cash and cash equivalents at end of period          $ 38,235       $ 39,426
                                                      ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                          $ 16,569       $ 15,969
  Cash payments for income tax                           2,856          2,624

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment for securities available
    for sale, net of deferred income taxes payable
    (benefits)                                              49         (1,093)

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiary
                                                             Net
                                                             Unrealized
                                                             Gain
                                                             (Loss) on
                                                             Securities
(Dollars in thousands          Common              Retained  Available
except per share amounts)      Stock     Surplus   Earnings  for Sale   Total
-------------------------------------------------------------------------------
Balance at December 31, 1995   $28,304   $28,811   $31,304   $   (18)  $88,401
Net income                          --        --     8,611        --     8,611
Dividend reinvestment plan          --        --       (25)       --       (25)
Stock options exercised
  (25,113 shares)                  126       377        --        --       503
Cash dividends paid
  ($.61 per share)                  --        --    (3,640)       --    (3,640)
Stock repurchased (7,448 shares)   (37)      (40)     (137)       --      (214)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --      (176)     (176)
                               -------   -------   -------   -------   -------
Balance at December 31, 1996   $28,393   $29,148   $36,113   $  (194)  $93,460
Net income                          --        --     5,624        --     5,624
Dividend reinvestment plan          --        --       (63)       --       (63)
5% Stock dividend (283,322)(1)   1,417     7,012    (8,429)       --        --
Cash dividends paid
  ($.42 per share)                  --        --    (2,503)       --    (2,503)
Stock options exercised
  (19,428 shares)                   97       300        --        --       397
Stock repurchased (578 shares)      (3)       (3)       (9)       --       (15)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --        49        49
                               -------   -------   -------   -------   -------
Balance at June 30, 1997       $29,904   $36,457   $30,733   $  (145)  $96,949
                               =======   =======   =======   =======   =======

(1) 5% stock dividend paid August 8, 1997.

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

On November 15, 1996, Bancorp acquired all of the outstanding capital stock of Home Federal Corporation, Hagerstown, Maryland, in a tax-free transaction. Home Federal Corporation merged with and into Bancorp. This transaction was accounted for as a "pooling of interests." Accordingly, the consolidated financial statements for the period ended June 30, 1996 have been restated to include the accounts of Home Federal Corporation and its subsidiaries.


Note 2. Investment Securities

Investment securities are summarized as follows:

-------------------------------------------------------------------------------
                                              June 30, 1997
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 62,888    $   94       $  138       $ 62,844

  Obligations of states and
  political subdivisions           6,216        37           --          6,253

  Other securities                24,960        --           --         24,960

  Mortgage-backed securities      53,882       213          320         53,775
-------------------------------------------------------------------------------
Total debt securities            147,946       344          458        147,832
Equity securities                  7,510        --           --          7,510
-------------------------------------------------------------------------------
Total available-for-sale:        155,456       344          458        155,342
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                    11,951        33           75         11,909

  Obligations of states and
  political subdivisions          62,696     1,027           95         63,628
  Mortgage-backed securities      23,879        88          186         23,781
-------------------------------------------------------------------------------
Total held-to-maturity            98,526     1,148          356         99,318
-------------------------------------------------------------------------------
Total investment securities     $253,982    $1,492       $  814       $254,660
===============================================================================

-------------------------------------------------------------------------------
                                              June 30, 1996
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 66,926    $   45       $  742       $ 66,229

  Obligations of states and
  political subdivisions          12,140       212            2         12,350

  Mortgage-backed securities      49,546        65        1,042         48,569
-------------------------------------------------------------------------------
Total debt securities            128,612       322        1,786        127,148
Equity securities                  6,196        --           --          6,196
-------------------------------------------------------------------------------
Total available-for-sale:        134,808       322        1,786        133,344
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                     6,976        27           91          6,912

  Obligations of states and
  political subdivisions          60,274       586          756         60,104

  Mortgage-backed securities      41,236        26          907         40,355
-------------------------------------------------------------------------------
Total held-to-maturity           108,486       639        1,754        107,371
-------------------------------------------------------------------------------
Total investment securities     $243,294    $  961       $3,540       $240,715
===============================================================================

-------------------------------------------------------------------------------
                                            December 31, 1996
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 69,883    $  112       $  146       $ 69,849

  Obligations of states and
  political subdivisions           8,545       116           --          8,661

  Mortgage-backed securities      62,042       155          435         61,762
-------------------------------------------------------------------------------
Total debt securities            140,470       383          581        140,272
Equity securities                  6,036        --           --          6,036
-------------------------------------------------------------------------------
Total available-for-sale:        146,506       383          581        146,308
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                    11,949        58           13         11,994

  Obligations of states and
  political subdivisions          62,336     1,038          214         63,160

  Mortgage-backed securities      25,218        71          242         25,047
-------------------------------------------------------------------------------
Total held-to-maturity            99,503     1,167          469        100,201
-------------------------------------------------------------------------------
Total investment securities     $246,009    $1,550       $1,050       $246,509
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

The amortized cost and estimated fair values of investments at June 30, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized            Fair
(in thousands)                                 Cost              Value
--------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                              $ 58,878           $ 58,909
  After 1 but within 5 years                   24,188             24,144
  After 5 years but within 10 years            10,998             11,004
  Mortgage-backed securities                   53,882             53,775
  Equity securities                             7,510              7,510
--------------------------------------------------------------------------
  Total available-for-sale                    155,456            155,342
--------------------------------------------------------------------------
Held-to-maturity:
  Within 1 year                                 1,855              1,879
  After 1 but within 5 years                   36,600             37,178
  After 5 years but within 10 years            36,085             36,373
  After 10 years                                  107                107
  Mortgage-backed securities                   23,879             23,781
--------------------------------------------------------------------------
  Total held-to-maturity                       98,526             99,318
--------------------------------------------------------------------------
Total investment securities                  $253,982           $254,660
==========================================================================

The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $121,721,000 at June 30, 1997.


Note 3. Loans

Loans, net of unearned income, consist of the following:

-------------------------------------------------------------------------------
                                                 June 30,          December 31,
-------------------------------------------------------------------------------
(In thousands)                              1997         1996         1996
-------------------------------------------------------------------------------
Real Estate Loans
  Construction and land development         $ 30,416     $ 29,178     $ 29,571
  Secured by farmland                          6,693        6,333        6,864
  Residential mortgage                       187,562      176,482      183,035
  Other mortgage                             127,012      123,990      129,308
Agricultural                                     920        1,325          977
Commercial and industrial loans               73,369       55,239       62,288
Consumer                                     261,295      238,817      253,454
Other loans                                    4,620        5,531        4,772
-------------------------------------------------------------------------------
Totals                                      $691,887     $636,895     $670,269
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


Note 4. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

-------------------------------------------------------------------------------
                                                June 30,           December 31,
-------------------------------------------------------------------------------
(In thousands)                              1997         1996         1996
-------------------------------------------------------------------------------
Bank premises and land                      $ 22,691     $ 20,713     $ 22,786
Furniture and equipment                       18,018       17,987       17,280
Leasehold improvements                         1,760        1,693        1,696
-------------------------------------------------------------------------------
                                              42,469       40,393       41,762
Less accumulated depreciation
  and amortization                           (17,232)     (17,790)     (16,531)
-------------------------------------------------------------------------------
Net premises and equipment                  $ 25,237     $ 22,603     $ 25,231
===============================================================================

Note 5. Subsequent Event

On July 15, 1997, the Board of Directors declared a 5% stock dividend payable on August 8, 1997 to shareholders of record as of the close of business on July 25, 1997. Shares issued as a result of the dividend totaled 283,322. All per share amounts presented in the accompanying financial statements and notes thereto have been restated to reflect the stock dividend.

Note 6. Future Changes in Accounting Principals

In February, 1997 the FASB issued Statement No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. It is effective for financial statements issued for periods after December 15, 1997. Earlier application is not permitted. The effect of this statement is not expected to materially affect Bancorp's consolidated financial statement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's net income for the second quarter of 1997 was $2,900,000 or 49 cents per share compared with $2,614,000 or 44 cents per share for the same period last year. Return on average assets and return on average equity was
1.16 percent and 12.26 percent, respectively, in the second quarter of 1997 compared with 1.10 percent and 11.73 percent, respectively, in the same period last year. Increases in net interest income and noninterest income were the principal factors in the 10.9 percent increase in earnings.

Net income year-to-date through June 30, 1997 was $5,624,000 or 94 cents per share compared with $5,088,000 or 85 cents per share for the first six months of last year. Return on average assets and return on average equity was 1.13 percent and 12.09 percent, respectively, for the first six months of 1997 compared with 1.08 percent and 11.42 percent, respectively, for the same period last year.

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

Average balances and rates for major categories of interest-earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 1997 and June 30, 1996 are presented on a year-to-year comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased $575,000 or
5.7 percent compared with the second quarter of last year. The primary reason for the increase was the increase in the volume of loans from one period to the other.

Average earning assets increased $43,200,000 or 4.9 percent during the second quarter of 1997 compared with the second quarter of 1996. Loans increased $58,510,000 or 9.3 percent, while average investments in federal funds and investment securities declined $12,304,000 and $4,801,000, respectively, to help fund loan growth. Interest-bearing deposits increased $6,448,000 or 0.9 percent. Growth in interest checking, our least expensive source of interest-bearing funds, exceeded nine percent, and was partially offset by a decline in savings deposits. Average money market savings increased 1.6 percent and time deposits were flat when compared with last year's second quarter. Additional funding was provided through borrowed funds, which increased $37,272,000.

The average rate earned on earning assets increased five basis points to 8.24 percent when compared with the second quarter of last year while the average rate paid on interest-bearing liabilities declined two basis points to 4.20 percent. The increase in the earning rate was attributable to the growth in the loan portfolio which changed the mix of earning assets from lower yielding investments to higher yielding loans. Loan rates declined eight basis points when compared with the second quarter of last year while rates on taxable investments increased 27 basis points and rates on tax-exempt investments declined 19 basis points.

Deposit rates declined ten basis points overall, lead by the average rate paid on time deposits, our largest single source of funds, which declined 12 basis points when compared with the second quarter of last year. Rates on all categories of deposits declined. The average rate paid on borrowed funds increased 21 basis points.

The net interest margin, the ratio of taxable-equivalent net interest income to earning assets increased two basis points for the second quarter of 1997 compared with the same period last year. The increase resulted from the increase in the volume of loans, which increased interest income, and the control of deposit interest rates which offset the increases in the volume and rate paid on borrowed funds.

Net interest income year-to-date increased $1,059,000 or 5.3 percent compared with the first six months of last year as a result of the increase in loan volume which increased interest income. Loans increased 9.1 percent for the first half of 1997 compared with the first six months of 1996, principally in indirect consumer loans and commercial lending. Average earning assets increased five percent and interest-bearing liabilities increased 5.8 percent, primarily through the use of borrowed funds, which helped to fund loan growth.

The average rate earned on average earning assets for the first half of 1997 was unchanged from a year earlier. The average rate incurred on interest-bearing liabilities declined six basis points when compared with the rate incurred for the first half of last year. The increase in interest income resulting from loan volume and the reduction in the average rate incurred on liabilities served to increase the net interest margin by three basis points when compared with last year.

Table 1. Consolidated Average Balances, Interest and Average Rates
         (Taxable Equivalent Basis)

                                                June 30,
-------------------------------------------------------------------------------
                                    1997                        1996
-------------------------------------------------------------------------------
                           YTD                         YTD
                         Average            Average  Average            Average
(Dollars in thousands)   Balance  Interest   Rate    Balance  Interest   Rate
-------------------------------------------------------------------------------
ASSETS
Interest-earning assets

Federal funds sold
  - overnight            $    621  $    24   5.20%   $ 14,570  $   396   5.47%
-------------------------------------------------------------------------------
Short-term interest
  bearing deposits          5,310       98   3.72       5,033      159   6.35
-------------------------------------------------------------------------------
Total investment
  securities -
  Tax-exempt(1)            70,221    2,617   7.45      72,481    2,785   7.68
-------------------------------------------------------------------------------
Total investment
  securities - Taxable    165,377    5,284   6.39     162,278    4,910   6.05
-------------------------------------------------------------------------------
Total investment
  securities              235,598    7,901   6.71     234,759    7,695   6.56
-------------------------------------------------------------------------------
Total loans               681,222   29,560   8.75     624,609   27,626   8.89
-------------------------------------------------------------------------------
Total interest-
  earning assets          922,751   37,583   8.21     878,971   35,876   8.21
-------------------------------------------------------------------------------
Total noninterest-
  earning assets           77,886                      71,641
-------------------------------------------------------------------------------
TOTAL ASSETS           $1,000,637                    $950,612
===============================================================================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
    Basic savings, time
      open & clubs       $115,496  $ 1,455   2.54%   $121,512  $ 1,591   2.63%
    Interest checking     103,040    1,027   2.01      95,628      990   2.08
    Money market
      savings             114,290    1,719   3.03     113,186    1,714   3.05
    Total time deposits   357,246    9,527   5.38     352,608    9,769   5.57
-------------------------------------------------------------------------------
Total interest-bearing
  deposits                690,072   13,728   4.01     682,934   14,064   4.14
-------------------------------------------------------------------------------
Borrowed funds
  Federal funds
    purchased and
    repurchase accounts    42,766    1,074   5.06      34,800      848   4.90
  Other short-term
    borrowings             53,224    1,503   5.69      18,565      570   6.17
-------------------------------------------------------------------------------
    Total short-term
      borrowings           95,990    2,577   5.41      53,365    1,418   5.34
-------------------------------------------------------------------------------
  Long-term borrowings      5,994      197   6.63      12,289      372   6.09
-------------------------------------------------------------------------------
    Total borrowed funds  101,984    2,774   5.49      65,654    1,790   5.48
-------------------------------------------------------------------------------
Total interest-bearing
  liabilities             792,056   16,502   4.20     748,588   15,854   4.26
-------------------------------------------------------------------------------
Non-interest bearing
  liabilities
    Demand deposits       103,253                     102,003
    Other liabilities      11,538                      10,438
    Shareholders' equity   93,790                      88,583
-------------------------------------------------------------------------------
TOTAL LIABILITIES
  AND EQUITY           $1,000,637                    $950,612
===============================================================================
NET INTEREST INCOME *              $21,081                     $20,022
===============================================================================
NET INTEREST SPREAD                          4.01%                       3.95%
===============================================================================
NET INTEREST MARGIN AS A
  PERCENT OF EARNING ASSETS                  4.61%                       4.58%
===============================================================================

                                                June 30,
-------------------------------------------------------------------------------
                                    1997                        1996
-------------------------------------------------------------------------------
                           QTD                         QTD
                         Average            Average  Average            Average
(Dollars in thousands)   Balance  Interest   Rate    Balance  Interest   Rate
-------------------------------------------------------------------------------
ASSETS
Interest-earning assets

Federal funds sold
  - overnight            $  1,028  $    17   6.63%   $ 13,332  $   178   5.37%
-------------------------------------------------------------------------------
Short-term interest
  bearing deposits          5,706       54   3.80       3,911       41   4.22
-------------------------------------------------------------------------------
Total investment
  securities -
  Tax-exempt(1)            69,802    1,300   7.45      72,160    1,379   7.64
-------------------------------------------------------------------------------
Total investment
  securities - Taxable    164,104    2,626   6.40     166,547    2,553   6.13
-------------------------------------------------------------------------------
Total investment
  securities              233,906    3,926   6.71     238,707    3,932   6.59
-------------------------------------------------------------------------------
Total loans               687,230   15,054   8.79     628,720   13,870   8.87
-------------------------------------------------------------------------------
Total interest-
  earning assets          927,870   19,051   8.24     884,670   18,021   8.19
-------------------------------------------------------------------------------
Total noninterest-
  earning assets           78,089                      71,355
-------------------------------------------------------------------------------
TOTAL ASSETS           $1,005,959                    $956,025
===============================================================================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
    Basic savings, time
      open & clubs       $116,861  $   738   2.53%   $122,618  $   791   2.59%
    Interest checking     104,427      520   2.00      95,725      488   2.05
    Money market
      savings             115,474      867   3.01     113,660      871   3.08
    Total time deposits   355,098    4,770   5.39     353,409    4,844   5.51
-------------------------------------------------------------------------------
Total interest-bearing
  deposits                691,860    6,895   4.00     685,412    6,994   4.10
-------------------------------------------------------------------------------
Borrowed funds
  Federal funds
    purchased and
    repurchase accounts    44,059      578   5.26      35,384      423   4.81
  Other short-term
    borrowings             54,091      761   5.64      18,562      282   6.11
-------------------------------------------------------------------------------
    Total short-term
      borrowings           98,150    1,339   5.47      53,946      705   5.26
-------------------------------------------------------------------------------
  Long-term borrowings      5,195       98   7.57      12,127      178   5.90
-------------------------------------------------------------------------------
    Total borrowed funds  103,345    1,437   5.58      66,073      883   5.37
-------------------------------------------------------------------------------
Total interest-bearing
  liabilities             795,205    8,332   4.20     751,485    7,877   4.22
-------------------------------------------------------------------------------
Non-interest bearing
  liabilities
    Demand deposits       103,937                     103,920
    Other liabilities      11,850                      10,705
    Shareholders' equity   94,967                      89,915
-------------------------------------------------------------------------------
TOTAL LIABILITIES
  AND EQUITY           $1,005,959                    $956,025
===============================================================================
NET INTEREST INCOME *              $10,719                     $10,144
===============================================================================
NET INTEREST SPREAD                          4.04%                       3.97%
===============================================================================
NET INTEREST MARGIN AS A
  PERCENT OF EARNING ASSETS                  4.63%                       4.61%
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

Bancorp attempts to measure the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in Table 2, Bancorp had a cumulative net liability sensitive position of $88,260,000 within the one year horizon at June 30, 1997. This position would indicate that Bancorp has the potential for decreased earnings if market interest rates rise in the next twelve months.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also employs more sophisticated interest sensitivity measurement tools to analyze the volatility of net interest income as a result of changes in interest rates. Simulation models are used to subject the current repricing gap positions to rising and falling incremental changes in interest rates of 100, 200, and 300 basis points, and to forecast how net interest income varies under alternative interest rate and business activity scenarios. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance-sheet contracts is also measured. At June 30, 1997, the changes in net interest income and/or market value calculated under these alternative methods were within limits established by the Board of Directors.


TABLE 2.  INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 1997 (1)

                 1-90     91-180   181-365  1-3      3-5      Beyond
(In thousands)   days     days     days     years    years    5 years  Total
-------------------------------------------------------------------------------
Interest-
  earning Assets:

Interest-bearing
  deposits
  with banks     $  3,266 $     -- $     -- $     -- $     -- $     -- $  3,266
Federal funds
  Sold                 --       --       --       --       --       --       --
Investment
  securities (2)   61,063   20,082   17,276   78,291   35,590   36,479  248,781
Loans, net        125,828   67,831  124,839  201,484  113,015   41,643  674,640
                 -------- -------- -------- -------- -------- -------- --------
    Total        $190,157 $ 87,913 $142,115 $279,775 $148,605 $ 78,122 $926,687
                 ======== ======== ======== ======== ======== ======== ========

Interest-bearing
Liabilities:

Deposits         $145,231 $ 73,809 $174,400 $203,447 $ 89,951 $ 11,012 $697,850
Short-term
  borrowings       98,821       --   13,728       --       --       --  112,549
Long-term
  borrowings           --       --    2,456       --    3,724      140    6,320
                 -------- -------- -------- -------- -------- -------- --------
    Total        $244,052 $ 73,809 $190,584 $203,447 $ 93,675 $ 11,152 $816,719
                 ======== ======== ======== ======== ======== ======== ========

Interest
  Sensitivity
  Gap:
Period           $(53,895)$ 14,104 $(48,469)$ 76,328 $ 54,930 $ 66,970 $     --
Cumulative        (53,895) (39,791) (88,260) (11,932)  42,998  109,968 $109,968

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.


Noninterest Income.

Noninterest income increased $601,000 or 22.7 percent for the second quarter of 1997 compared with the second quarter of 1996. All significant sources of noninterest income increased as management's strategic emphasis on new sources of revenue and innovative marketing and distribution of existing products continue to develop revenue enhancing opportunities. Trust income increased $140,000 or 32.6 percent when compared with the second quarter of 1996 and service charges on deposit accounts increased $177,000 or 15.3 percent.

Year-to-date noninterest income increased $966,000 or 18.2 percent compared with the first six months of 1996. Trust income and deposit service charges increased
37.9 percent and 14.2 percent, respectively. Deposit service fees increased as a result of service enhancements and a revised fee schedule. The increase in trust income reflects strong growth in financial planning and investment management services.

Noninterest Expenses.

Noninterest expenses increased $223,000 or 2.6 percent compared with the second quarter of last year. Salaries and benefits increased $487,000 or 11.7 percent largely to merit-based compensation costs. Occupancy and equipment expense increased $118,000 or nine percent, reflecting the completion of the addition to the corporate headquarters building in the fourth quarter of 1996 and investments in technology which enhance customer service. Other operating expenses declined $382,000 or 12.1 percent primarily as a result of FDIC insurance premiums and cost reductions in several areas including office supplies and postage.

Year-to-date noninterest expenses increased $626,000 or 3.7 percent compared with the first six months of 1996. Salaries and benefits increased 9.8 percent due to merit-based compensation increases and include personnel expenses associated with the operation of a de-novo branch office which opened in March, 1996. Occupancy and equipment expenses increased 11.4 percent from year earlier totals due to the corporate expansion and technology investments as mentioned above. Other operation expenses declined 8.4 percent for the six month period.

Income Taxes.

The provision for income taxes increased $548,000 compared with the second quarter of last year. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Year-to-date, the provision for income taxes was $629,000 ahead of the same period last year. Bancorp's effective tax rate for the second quarter and year-to-date 1997 was 31.0 percent and 29.7 percent, respectively. For the second quarter and year-to-date last year, the effective tax rate was 22.3 percent and 25.6 percent, respectively. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities. As net income increased from 1996 to 1997 and the percentage of tax-exempt interest declined relative to net income, the effective tax rate increased.

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past due loans. Total nonperforming assets at June 30, 1997 have declined $618,000 compared with year earlier levels and have declined $1,187,000 since year-end. Loans past due 90 or more days as to interest or principal reflected a $492,000 decrease compared with prior year levels and have decreased $1,365,000 since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans and past due loans are modest in relation to the loan portfolio.

POTENTIAL PROBLEM LOANS

At June 30, 1997, Bancorp had performing loans amounting to $8,344,000 that were identified as potential problem loans because the borrowers were currently experiencing financial difficulties such that management had concerns that such loans might, in the future, become classified as nonaccrual or delinquent. At December 31, 1996, potential problem loans totaled $20,579,000. The decrease in the amount of these loans during 1997 is a reflection of an improvement in credit quality. As of June 30, 1997, management does not believe that these loans present any significant risk of loss.

Bancorp had loans amounting to approximately $5,762,000 and $4,516,000 at June 30, 1997 and June 30, 1996, respectively, that were specifically classified as impaired and included in non-accrual loans in Table 3. The average balance of impaired loans for the six and three months ended June 30, 1997 and 1996 amounted to $5,950,000 and $5,862,000, $5,008,000 and $4,700,000, respectively.
Cash receipts for these same periods were $1,133,000 and $971,000 for 1997 and $295,000 and $258,000 for 1996. All cash receipts were applied to reduce the principal balance of those impaired loans and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was $576,000 and $132,000, at June 30, 1997 and June 30, 1996, respectively.

TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                             June 30,             December 31
(Dollars in thousands)                   1997         1996           1996
-------------------------------------------------------------------------------
Nonperforming Assets:
  Nonaccrual loans(1)                   $ 7,162      $ 6,197       $ 7,281
  Other real estate owned net of
    valuation allowance(2)(4)             6,389        7,972         7,457
-------------------------------------------------------------------------------
Total nonperforming assets              $13,551      $14,169       $14,738
-------------------------------------------------------------------------------
Loans past due 90 or more days
  as to interest or principal(3)        $   855      $ 1,347       $ 2,220
-------------------------------------------------------------------------------
Nonperforming loans to period-end loans    1.04%        0.97%         1.09%
Nonperforming assets to period-end
  loans and other real estate owned        1.94%        2.20%         2.17%
Period-end allowance for credit
  losses times nonperforming loans         1.36x        1.59x         1.32x
Period-end allowance for credit
  losses times nonperforming assets        0.72x        0.70x         0.65x

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

     (3) Nonaccrual loans are not included.

     (4) Consists principally of the real estate held in a limited partnership and includes minority interests totaling $915,000, $756,000, and $838,000 at June 30, 1997, June 30, 1996 and December 31, 1996, respectively.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses was $9,731,000 or 1.4 percent of loans outstanding as of June 30, 1997 compared with $9,639,000 or 1.4 percent of loans outstanding as of December 31, 1996 and $9,870,000 or 1.6 percent of loans outstanding as of June 30, 1996. The provision for credit losses was $450,000 for the second quarter of 1997 and $300,000 for the second quarter of 1996. Net charge-offs for the second quarter were $153,000 compared with $116,000 for the second quarter of last year and $808,000 year-to-date this year compared with $526,000 year-to-date last year. As reflected in Table 4, net charge-offs as a percent of total loans were 0.12 percent year-to-date compared with 0.08 percent for the same period last year.

TABLE 4.  ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                    Period ended
-------------------------------------------------------------------------------
                                         June 30,      June 30,    December 31,
(Dollars in thousands)                   1997          1996          1996
-------------------------------------------------------------------------------
Average loans outstanding
  less average unearned income(1)        $681,222      $623,653      $640,148
===============================================================================
Allowance for credit losses
  at beginning of year                   $  9,639      $  9,796      $  9,796
-------------------------------------------------------------------------------
Charge-offs
  Real estate                                 132            43           303
  Commercial and industrial                    24            10            10
  Consumer                                  2,053         1,671         3,609
-------------------------------------------------------------------------------
Total loans charged-off                     2,209         1,724         3,922
-------------------------------------------------------------------------------
Recoveries
  Real estate                                  82           162           247
  Commercial and industrial                    --             2             2
  Consumer                                  1,319         1,034         1,994
-------------------------------------------------------------------------------
Total recoveries                            1,401         1,198         2,243
-------------------------------------------------------------------------------
Net charge-offs                               808           526         1,679
-------------------------------------------------------------------------------
Additions charged to operating expense        900           600         1,522
-------------------------------------------------------------------------------
Allowance for credit losses
  at end of period                       $  9,731      $  9,870      $  9,639
===============================================================================
Ratio of net charge-offs to
  average loans outstanding                  0.12%         0.08%         0.26%
===============================================================================

(1)  Exclusive of loans held for sale.

Based upon management's analysis and review of the loan portfolio, past loss experience, and current economic conditions, the amount in the allowance for credit losses at June 30, 1997 is considered adequate. Management's estimate of credit losses inherent in the credit extension process and the related allowance may change in the near term due to uncertainties inherent in the estimation process.

TABLE 5.  ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES

                                       June 30,                  December 31,
                                1997               1996              1996
-------------------------------------------------------------------------------
                                   % Gross            % Gross          % Gross
(Dollars in thousands)    Amount   Loans(1)   Amount  Loans(1)  Amount Loans(1)
-------------------------------------------------------------------------------
Real estate
  Construction and
    land development      $2,009     4.4%    $1,479     4.6%    $1,821     4.4%
  Residential mortgage       592    27.1        474    27.7        510    27.4
  Other mortgage           1,489    18.4      1,866    19.5      1,765    19.3
Commercial and industrial    621    10.6        729     8.7        830     9.3
Consumer                   3,282    37.7      2,359    37.4      2,757    37.8
Unallocated                1,738     1.8      2,963     2.1      1,956     1.8
-------------------------------------------------------------------------------
Total allowance for
  credit losses           $9,731   100.0%    $9,870   100.0%    $9,639   100.0%
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


CAPITAL RESOURCES

Shareholder's equity totaled $96,949,000 at June 30, 1997, an increase of 3.7 percent compared with the 1996 year end level of $93,460,000 and an increase of
6.9 percent from the year earlier level of $90,706,000. The fair value of the available-for-sale portfolio has increased $49,000 (net of deferred taxes) since year end. Capital levels are considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of June 30, 1997, as follows:


TABLE 6.  CAPITAL RATIOS

                           Risk-based Capital
                           -------------------
                           Tier 1       Total         Leverage
                           Capital     Capital         Ratio
                           -------     -------        --------
Actual                     12.49%       13.60%         9.31%
Minimum                     4.00%        8.00%         3.00%
                           ------       ------         -----
Excess                      8.49%        5.60%         6.31%
                           ======       ======         =====

Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines.



                           PART II - Other Information

Item 2  Changes in Securities
  (a) The Charter of the company was changed pursuant to matters voted upon by the security holders during the second quarter as follows:

    (Item 1) Increase the number of authorized shares from 10,000,000 to 50,000,000.
    (Item 2)  Create a classified board of directors.
    (Item 3) Delineate factors the board of directors may consider in exercising its business judgement involving extraordinary activities.
    (Item 4) Reduce the vote required to approve certain extraordinary activities.

Item 4  Submission of Matters to Vote of Security Holders
  (a) The annual meeting of stockholders of F&M Bancorp was held April 15, 1997.
       The Reconvened Annual Meeting of stockholders of F&M Bancorp was held May 20, 1997.

  (b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

  (c)  (1) Election of Directors

    The following directors were elected for the periods shown, pursuant to the proposed Charter amendment creating a classified Board of Directors which was approved at the reconvened annual meeting held May 20, 1997.

Elected to serve as directors until the 1998 annual meeting of stockholders:
Name                            For          Withheld      Against
-----------------------    -------------    -----------    -------
Howard B. Bowen            4,125,907.185    124,757.905       --
Martha E. Church           4,060,001.588    190,663.502       --
Albert H. Cohen            4,111,282.164    139,382.926       --
Charles W. Hoff, III       4,134,434.995    116,230.095       --
Robert K. Moler            4,134,966.836    115,698.254       --

Elected to serve as directors until the 1999 annual meeting of stockholders:
Name                            For          Withheld      Against
-----------------------    -------------    -----------    -------
John D. Brunk              4,138,885.082    111,780.008       --
Faye E. Cannon             4,131,668.134    118,996.956       --
Charles A. Nicodemus       4,133,799.046    116,866.042       --
H. Deets Warfield, Jr.     4,138,785.082    111,880.008       --
John C. Warfield           4,107,776.244    142,888.846       --

Elected to serve as directors until the 2000 annual meeting of stockholders:
Name                            For          Withheld      Against
-----------------------    -------------    -----------    -------
R. Carl Benna              4,137,744.836    112,920.254       --
Beverly B. Byron           4,057,665.466    192,999.624       --
Maurice A. Gladhill        4,135,546.082    115,119.008       --
James K. Klutz             4,117,066.896    133,599.194       --
Richard W. Phoebus, Sr.    4,127,350.836    123,314.254       --
Thomas R. Winkler          4,095,098.813    155,566.277       --

  (c) (2) The following Charter amendments were voted upon, approved, and adopted at the annual meeting of stockholders on April 15, 1997:

       (a)  Increase the number of authorized shares from 10,000,000 to
50,000,000.
                                                               BROKER
FOR 3,601,105.963   AGAINST 571,299.196   ABSTAIN 78,259.934   NON-VOTE      0
    -------------           -----------           ----------            ------

       (b) Adopt revised language providing for indemnification of directors and officers as presently exists and extending the privilege to employees under certain circumstances as provided by law.
                                                               BROKER
FOR 3,795,147.166  AGAINST 370,455.592  ABSTAIN 74,429.330  NON-VOTE 10,633.000
    -------------          -----------          ----------           ----------

       (c) Clarification of the charter by correcting punctuation, capitalization, numbering, and the like.
                                                           BROKER
FOR 2,961,121.594 AGAINST 329,490.125  ABSTAIN 76,723.529  NON-VOTE 883,329.838
    -------------         -----------          ----------           -----------

  (c) (3) The following Charter amendments were voted upon, approved, and adopted at the reconvened annual meeting of stockholders on May 20, 1997:

       (a)  Create a classified board of directors.
                                                   BROKER
FOR 3,472,764   AGAINST 709,733   ABSTAIN 84,376   NON-VOTE 548,026
    ---------           -------           ------            -------

       (b) Delineate factors the board of directors may consider in exercising its business judgment involving extraordinary activities.
                                                    BROKER
FOR 3,243,197   AGAINST 681,299   ABSTAIN 131,438   NON-VOTE 758,965
    ---------           -------           -------            -------

       (c)  Reduce the vote required to approve certain extraordinary activities.
                                                    BROKER
FOR 3,181,085   AGAINST 972,027   ABSTAIN 113,762   NON-VOTE 548,026
    ---------           -------           -------            -------


Item 6  Exhibits and Reports on Form 8-K                           Page
  (a)  Exhibits

        3.1  Articles of Incorporation of F&M Bancorp with all
             Articles of Amendment.                                  28
        3.2  By-Laws of F&M Bancorp.                                 38
       11    Statement Re:  Computation of per share earnings.       51
       27    Financial Data Schedule.                                52

  (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1997.

Items 1, 3 and 5 have been omitted since the item is either inapplicable or the answer is negative.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 F&M BANCORP
                                                 -----------
                                                 (Registrant)


 August 14, 1997                                /s/David L. Spilman
-----------------                               ----------------------------
      Date                                       DAVID L. SPILMAN
                                                 TREASURER