Form 10-Q
period 1997-09-30
F&M BANCORP
filed 1997-11-14
CIK 736473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Common Stock $5 par value, 5,997,011 shares outstanding as of October 31, 1997.

Exhibit index located on page 25.

                                  F&M BANCORP
                               TABLE OF CONTENTS


PART I:     FINANCIAL INFORMATION                                       PAGE

          Consolidated Balance Sheets (Unaudited),
          September 30, 1997 and 1996 and December 31, 1996               2

          Consolidated Statements of Income (Unaudited),
          Three and Nine Months Ended September 30, 1997 and 1996         4

          Consolidated Statements of Cash Flows (Unaudited),
          Nine Months Ended September 30, 1997 and 1996                   5

          Consolidated Statements of Changes in Shareholders'
          Equity (Unaudited), Nine Months Ended September 30, 1997
          and Twelve Months Ended December 31, 1996                       6

          Notes to Consolidated Financial Statements (Unaudited)          7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13

PART II     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                    22

            Signatures                                                   24

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M Bancorp and Subsidiaries

 (Dollars in thousands,             September 30   September 30    December 31
  except per share amounts)              1997         1996            1996
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks              $   30,225     $   37,055     $   33,762
Interest-bearing deposits with banks      6,238          2,921          4,943
                                     ----------     ----------     ----------
Total cash and cash equivalents          36,463         39,976         38,705
                                     ----------     ----------     ----------
Loans held for sale                          54            433            309
                                     ----------     ----------     ----------
Investment securities
  Held-to-maturity, fair value
    $104,143, $115,525, and
    $100,201, respectively              102,796        115,906         99,503
  Available-for-sale, at fair value     141,073        122,874        146,308
                                     ----------     ----------     ----------
Total investment securities             243,869        238,780        245,811
                                     ----------     ----------     ----------
Loans, net of unearned income           714,029        659,945        670,269
Less:  Allowance for credit losses       (9,837)        (9,700)        (9,639)
                                     ----------     ----------     ----------
Net loans                               704,192        650,245        660,630
                                     ----------     ----------     ----------
Bank premises and equipment, net         25,306         24,142         25,231
Other real estate owned                   6,388          7,413          7,457
Interest receivable                       7,644          6,578          6,701
Intangible assets                         3,636          4,312          3,945
Other assets                             17,549         16,839         17,062
                                     ----------     ----------     ----------
Total assets                         $1,045,101     $  988,718     $1,005,851
                                     ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
  Noninterest-bearing                $  108,704     $  109,750     $  108,101
  Interest-bearing                      701,530        680,589        686,649
                                     ----------     ----------     ----------
Total deposits                          810,234        790,339        794,750
Federal funds purchased and
  securities sold under agreements
  to repurchase                          44,732         35,509         41,876
Other short-term borrowings              55,728         48,329         57,411
Long term borrowings                     23,819         11,908          6,686
Accrued interest and other liabilities   11,056         10,537         11,668
                                     ----------     ----------     ----------
Total liabilities                       945,569        896,622        912,391
                                     ----------     ----------     ----------
Shareholders' equity
Common stock, par value $5 per share;
  authorized 50,000,000 shares;
  issued and outstanding 5,989,464
  shares (1), 5,674,213 shares, and
  5,678,564 shares, respectively         29,947         28,371         28,393
Surplus                                  36,627         29,060         29,148
Retained earnings                        32,802         35,424         36,113
Net unrealized gain (loss) on
  securities available for sale             156          (759)          (194)
                                     ----------     ----------     ----------
Total shareholders' equity               99,532         92,096         93,460
                                     ----------     ----------     ----------
Total liabilities and shareholders'
  equity                             $1,045,101     $  988,718     $1,005,851
                                     ==========     ==========     ==========

(1) Restated to reflect 5% stock dividend paid August 8, 1997.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
F&M BANCORP and Subsidiaries

                                        Nine months ended   Three months ended
(Dollars in thousands                     September 30         September 30
 except per share amounts)               1997      1996      1997      1996
------------------------------------------------------------------------------
Interest Income
  Interest and fees on loans             $45,007   $41,759   $15,519   $14,214
  Interest and dividends on investment
    securities
      Taxable                              8,263     7,572     2,979     2,662
      Tax-exempt                           2,555     2,737       828       899
  Interest on deposits with banks            184       186        86        27
  Interest on federal funds sold              37       426        13        30
                                         -------   -------   -------   -------
  Total interest income                   56,046    52,680    19,425    17,832
                                         -------   -------   -------   -------
Interest Expense(1)
  Interest on deposits                    20,819    20,990     7,091     6,926
  Interest on federal funds purchased
    and securities sold under
    agreements to repurchase               1,656     1,339       582       491
  Interest on Federal Home Loan Bank
    borrowings                             2,784     1,529     1,128       621
  Interest on other short-term borrowings     67        53        23        19
                                         -------   -------   -------   -------
  Total interest expense                  25,326    23,911     8,824     8,057
                                         -------   -------   -------   -------
 Net interest income                      30,720    28,769    10,601     9,775
  Provision for credit losses              1,350       900       450       300
                                         -------   -------   -------   -------
  Net interest income after provision
    for credit losses                     29,370    27,869    10,151     9,475
                                         -------   -------   -------   -------
Noninterest Income
  Trust income                             1,834     1,304       654       448
  Service charges on deposit accounts      3,890     3,414     1,328     1,173
  Gains (losses) on sales of securities        5       (55)        3        --
  Gains on sales of loans                    185       231        81        47
  Gains on sales of property                  18       172         3        42
  Gain on sale of merchant services          900        --       900        --
  Other operating income                   3,440     3,027     1,031     1,077
                                         -------   -------   -------   -------
  Total noninterest income                10,272     8,093     4,000     2,787
                                         -------   -------   -------   -------
Noninterest Expenses
  Salaries and employee benefits          14,133    12,913     4,887     4,489
  Occupancy and equipment expense          4,455     3,959     1,561     1,360
  Other operating expense                  8,023     9,761     2,677     3,924
                                         -------   -------   -------   -------
  Total noninterest expenses              26,611    26,633     9,125     9,773
                                         -------   -------   -------   -------
  Income before provision for
    income taxes                          13,031     9,329     5,026     2,489
  Provision for income taxes               3,972     2,339     1,591       587
                                         -------   -------   -------   -------
Net Income                               $ 9,059   $ 6,990   $ 3,435   $ 1,902
                                         =======   =======   =======   =======
Earnings per Common Share
  Based on weighted average shares
    outstanding of 5,977,814 for
    1997, 5,953,513 for 1996 (1)         $  1.52   $  1.17   $  0.57   $  0.32
                                         =======   =======   =======   =======
Dividends per Share (1)                  $  0.64   $  0.46   $  0.22   $  0.15
                                         =======   =======   =======   =======

(1) Restated to reflect 5% stock dividend paid August 8, 1997.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
F&M BANCORP and Subsidiary

                                                          Nine Months Ended
                                                            September 30
 (Dollars in thousands)                                  1997           1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $9,059         $6,990
Adjustments to reconcile net income to net cash
  provided by operating activities
    Provision for credit losses                      1,350            900
    Depreciation and amortization                    1,958          1,582
    Amortization of intangibles                        386            468
    Net premium amortization on investment securities  364            501
    Increase in interest receivable                   (943)           (15)
    Increase in interest payable                       239             46
    Deferred income tax benefit                         62            140
    Accretion of net loan origination fees               6            101
    Loss on sales of property                          (18)          (172)
    Gain (loss) on sales/calls of securities            (5)            55
    Decrease in loans held for sale                    255            841
    Increase (decrease) in other assets               (841)        (3,789)
    Increase (decrease) in other liabilities          (851)           441
                                                  --------       --------
  Net cash provided by operating activities         11,021          8,089
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities to be
    held to maturity                                (6,251)       (30,029)
  Purchases of investment securities
    available for sale                             (90,921)       (40,640)
  Proceeds from calls of securities
    held to maturity                                   250             --
  Proceeds from sales/calls of securities
    available for sale                              11,879             --
  Proceeds from maturing securities
    available for sale                              84,600         51,867
  Proceeds from maturing securities
    held to maturity                                 2,590          3,730
  Net increase in loans                            (44,918)       (34,940)
  Purchases of premises and equipment               (2,064)        (5,273)
  Proceeds from sales of property                      774            128
  Other investing activities                           345          1,775
                                                  --------       --------
  Net cash used in investing activities            (43,716)       (53,382)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in noninterest-bearing deposits,
    interest-bearing checking, savings and
    money market accounts                            4,210          1,819
  Net increase in certificates of deposit           11,274          3,910
  Net increase (decrease) in securities sold
    under agreements to repurchase                   2,856         (4,649)
  Net increase (decrease) in long-term borrowings   17,133           (364)
  Net increase (decrease) in other short-term
    borrowings                                      (1,683)        29,352
  Cash dividends paid                               (3,819)        (2,755)
  Dividend reinvestment plan                           (72)           (19)
  Proceeds from issuance of common stock               554            219
                                                  --------       --------
  Net cash provided by financing activities         30,453         27,513
                                                  --------       --------
  Net decrease in cash and cash equivalents         (2,242)       (17,780)
  Cash and cash equivalents at beginning of period  38,705         57,756
                                                  --------       --------
  Cash and cash equivalents at end of period      $ 36,463       $ 39,976
                                                  ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for interest                      $ 25,087       $ 23,851
  Cash payments for income tax                       3,754          3,507

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment for securities available
    for sale, net of deferred income taxes
    payable (benefits)                                 350            740

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiary
                                                             Net
                                                             Unrealized
                                                             Gain
                                                             (Loss) on
                                                             Securities
(Dollars in thousands          Common              Retained  Available
except per share amounts)      Stock     Surplus   Earnings  for Sale   Total
-------------------------------------------------------------------------------
Balance at December 31, 1995   $28,304   $28,811   $31,304   $   (18)  $88,401
Net income                          --        --     8,611        --     8,611
Dividend reinvestment plan          --        --       (25)       --       (25)
Stock options exercised
  (25,133 shares)                  126       377        --        --       503
Cash dividends paid
  ($.61 per share)                  --        --    (3,640)       --    (3,640)
Stock consolidation for options
  exercised (7,448 shares)         (37)      (40)     (137)       --      (214)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --      (176)     (176)
                               -------   -------   -------   -------   -------
Balance at December 31, 1996   $28,393   $29,148   $36,113   $  (194)  $93,460
Net income                          --        --     9,059        --     9,059
Dividend reinvestment plan          --        --       (72)       --       (72)
5% Stock dividend (283,322)(1)   1,416     7,013    (8,429)       --        --
Cash dividends paid
  ($.64 per share)                  --        --    (3,819)       --    (3,819)
Stock options exercised
  (30,040 shares)                  150       481        --        --       631
Stock consolidation for options
  exercised (2,462 shares)         (12)      (15)      (50)       --       (77)
Fair value adjustment for
  securities available
  for sale, net                     --        --        --       350       350
                               -------   -------   -------   -------   -------
Balance at September 30, 1997  $29,947   $36,627   $32,802   $   156   $99,532
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

On November 15, 1996, Bancorp acquired all of the outstanding capital stock of Home Federal Corporation, Hagerstown, Maryland, in a tax-free transaction. Home Federal Corporation merged with and into Bancorp. This transaction was accounted for as a "pooling of interests." Accordingly, the consolidated financial statements for the period ended September 30, 1996 have been restated to include the accounts of Home Federal Corporation and its subsidiaries.


Note 2. Investment Securities

Investment securities are summarized as follows:

-------------------------------------------------------------------------------
                                             September 30, 1997
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 76,890    $  244       $ 52         $ 77,082

  Obligations of states and
  political subdivisions           2,563        14         --            2,577

  Mortgage-backed securities      51,751       268        112           51,907
-------------------------------------------------------------------------------
Total debt securities            131,204       526        164          131,566
Equity securities                  9,507        --         --            9,507
-------------------------------------------------------------------------------
Total available-for-sale:        140,711       526        164          141,073
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                    11,958        36         24           11,970

  Obligations of states and
  political subdivisions          67,804     1,220         43           68,981

  Mortgage-backed securities      23,034       179         21           23,192
-------------------------------------------------------------------------------
Total held-to-maturity           102,796     1,435         88          104,143
-------------------------------------------------------------------------------
Total investment securities     $243,507    $1,961       $252         $245,216
===============================================================================

-------------------------------------------------------------------------------
                                           September 30, 1996
-------------------------------------------------------------------------------
                                            Gross        Gross        Estimated
                                Amortized   Unrealized   Unrealized   Fair
(In thousands)                  Cost        Gains        Losses       Value
-------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                  $ 56,888    $   27       $  426       $ 56,489

  Obligations of states and
  political subdivisions          10,243       159            1         10,401

  Mortgage-backed securities      46,995        75          761         46,309
-------------------------------------------------------------------------------
Total debt securities            114,126       261        1,188        113,199
Equity securities                  9,675        --           --          9,675
-------------------------------------------------------------------------------
Total available-for-sale:        123,801       261        1,188        122,874
-------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies                     6,946        32           64          6,914

  Obligations of states and
  political subdivisions          61,170       798          391         61,577

  Mortgage-backed securities      47,790        45          801         47,034
-------------------------------------------------------------------------------
Total held-to-maturity           115,906       875        1,256        115,525
-------------------------------------------------------------------------------
Total investment securities     $239,707    $1,136       $2,444       $238,399
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

The amortized cost and estimated fair values of investments at September 30, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized            Fair
(in thousands)                                 Cost              Value
--------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                              $ 27,007           $ 27,014
  After 1 but within 5 years                   16,449             16,477
  After 5 years but within 10 years            35,997             36,168
  Mortgage-backed securities                   51,751             51,907
  Equity securities                             9,507              9,507
--------------------------------------------------------------------------
  Total available-for-sale                    140,711            141,073
--------------------------------------------------------------------------
Held-to-maturity:
  Within 1 year                                 2,165              2,184
  After 1 but within 5 years                   38,386             39,033
  After 5 years but within 10 years            38,545             39,058
  After 10 years                                  666                676
  Mortgage-backed securities                   23,034             23,192
--------------------------------------------------------------------------
  Total held-to-maturity                      102,796            104,143
--------------------------------------------------------------------------
Total investment securities                  $243,507           $245,216
==========================================================================

The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $120,804,000 at September 30, 1997.


Note 3. Loans

Loans, net of unearned income, consist of the following:

-------------------------------------------------------------------------------
                                              September 30,        December 31,
-------------------------------------------------------------------------------
(In thousands)                              1997         1996         1996
-------------------------------------------------------------------------------
Real Estate Loans
  Construction and land development         $ 30,537     $ 28,330     $ 29,571
  Secured by farmland                          6,468        6,713        6,864
  Residential mortgage                       186,040      178,948      183,035
  Other mortgage                             138,310      126,326      129,308
Agricultural                                     677        1,207          977
Commercial and industrial loans               77,081       57,687       62,288
Consumer                                     270,707      256,099      253,454
Other loans                                    4,209        4,635        4,772
-------------------------------------------------------------------------------
Totals                                      $714,029     $659,945     $670,269
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


Note 4. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

-------------------------------------------------------------------------------
                                              September 30,        December 31,
-------------------------------------------------------------------------------
(In thousands)                              1997         1996         1996
-------------------------------------------------------------------------------
Bank premises and land                      $22,814      $22,311      $ 22,786
Furniture and equipment                      18,013       16,063        17,280
Leasehold improvements                        1,762        1,695         1,696
-------------------------------------------------------------------------------
                                             42,589       40,069        41,762
Less accumulated depreciation
  and amortization                          (17,283)     (15,927)      (16,531)
-------------------------------------------------------------------------------
Net premises and equipment                  $25,306      $24,142      $ 25,231
===============================================================================

Note 5.  Future Changes in Accounting Principles

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. It is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. The effect of this statement is not expected to materially affect Bancorp's consolidated financial statement.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". The overall objective of this statement is to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The statement is effective for all periods ending after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of this statement.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major ustomers. This statement is effective for all periods ending after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of this statement.

Bancorp is currently evaluating the impact of Statement No. 130 and Statement No. 131 on its consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's net income, including special items, for the third quarter of 1997, was $3,435,000 or 57 cents per share compared with $1,902,000 or 32 cents per share for the same period last year, an increase of 80.6 percent. Per share amounts reported previously have been restated to give effect to the 5% stock dividend paid in August, 1997. Return on average assets and return on average equity were 1.32 percent and 13.98 percent, respectively, in the third quarter of 1997 compared with 0.78 percent and 8.27 percent, respectively, in the same period last year. Special items recorded in the third quarter of 1997 included a $900,000 pre-tax gain on the sale of credit card merchant processing, or eight cents per share, and a pre-tax charge for merger-related expense of $231,000, or two cents per share, related to the November 1996 acquisition of Home Federal Corporation. Special items recorded in the third quarter of 1996 included $1,222,000 in pre-tax Savings Association Insurance fund assessments, or 13 cents per share, and pre-tax merger-related expenses of $176,000, or one cent per share. Net income before special items was $3,024,000 or 51 cents per share for the third quarter of 1997 compared with net income before special items of $2,760,000 or 46 cents per share for the third quarter of 1996, an increase of
9.6 percent.

Net income year-to-date through September 30, 1997, including special items, was $9,059,000 or $1.52 per share compared with $6,990,000 or $1.17 per share for the first nine months of last year, an increase of 29.6 percent. Return on average assets and return on average equity were 1.20 percent and 12.74 percent, respectively, for the first nine months of 1997 compared with 0.98 percent and
10.35 percent, respectively, for the same period last year. Net income before special items year-to-date was $8,648,000, or $1.45 per share, for 1997, an increase of 8.0 percent compared with net income before special items of
$8,008,000, or $1.34 per share, for the same period last year.   The year-to-
date return on assets before special items increased to 1.14 percent from 1.12 percent last year, while the return on equity before special items rose to 12.17 percent for the first nine months of 1997 from 11.86 percent for the first three quarters of 1996.

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

Average balances and rates for major categories of interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 1997 and September 30, 1996 are presented on a year-to-year comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased $781,000 or 7.6 percent compared with the third quarter of last year. The primary reason for the increase was the increase in the volume of loans complimented by an increase in the average rate earned on the loan portfolio.

Average earning assets increased $64,774,000 or 7.2 percent for the third quarter of 1997 compared with the third quarter of 1996. Loan demand continues to be strong, resulting in an increase in the average loan portfolio balance of $53,108,000 or 8.2 percent. The average balance in the investment portfolio increased $7,758,000 or 3.2 percent as the result of a balance sheet strategy developed to further leverage Bancorp's strong capital position and to increase interest income. The average investment in short-term funds, consisting of federal funds sold and interest-bearing deposits, also increased. Interest-bearing deposits increased $21,409,000 or 3.2 percent. Growth in interest checking, our least expensive source of interest-bearing funds, reached 13.7 percent as a result of new product introductions and innovations which attracted customers to both retail and commercial accounts. Interest-bearing time deposits grew $16,841,000 or 4.8 percent as the overall rate paid on these accounts declined four basis points compared with the same quarter last year. Both average money market savings and basic savings declined compared with the third quarter of 1996. Additional funding was provided through borrowed funds, principally Federal Home Loan Bank advances, which increased $36,975,000 when compared with the third quarter of 1996. This increase was due in part to the balance sheet strategy mentioned above and in part to fund the increase in the loan portfolio that was not funded by deposits.

The average rate on earning assets increased seven basis points to 8.22 percent compared with the third quarter of last year, and the average rate paid on interest-bearing liabilities increased six basis points to 4.26 percent. The increase in the earning rate was attributable to the growth in the loan portfolio which changed the mix of earning assets from lower yielding investments to higher yielding loans. Loan rates increased five basis points compared with the third quarter of last year, and rates on taxable investments increased 29 basis points while rates on tax-exempt investments declined 20 basis points.

Deposit rates declined four basis points overall, with savings and interest checking rates declining nine basis points each, representing a total of $222,013,000 in average deposits or almost one-third of Bancorp's total average deposit base. Rates on all categories of deposits declined compared with the third quarter of last year. The average rate paid on borrowed funds increased 34 basis points.

The net interest margin, the ratio of taxable-equivalent net interest income to earning assets, was unchanged from the year-ago third quarter, which is related to the relative stability of market interest rates for the comparable periods and the effectiveness of balance sheet management strategies.

Net interest income year-to-date increased $1,837,000 or 6.1 percent compared with the first nine months of last year primarily as a result of the increase in loan volume which increased interest income. Average loans increased 8.8 percent for the first nine months of 1997 compared with the first nine months of 1996, principally in indirect consumer loans and commercial lending. Average earning assets increased 5.7 percent, and interest-bearing liabilities increased 6.4 percent, primarily through the use of borrowed funds, which helped to fund loan growth and to leverage our equity capital.

The average rate on earning assets for the first three quarters of 1997 increased three basis points to 8.22 percent compared with the year earlier level of 8.19 percent. The average rate paid on interest-bearing liabilities declined two basis points to 4.22 percent compared with the rate paid for the first three quarters of last year. The increase in interest income from higher loan volume and the reduction in the average rate on liabilities served to increase the net interest margin one basis point compared with last year.

Table 1. Consolidated Average Balances, Interest and Average Rates
         (Taxable Equivalent Basis)

                                            September 30,
-------------------------------------------------------------------------------
                                    1997                        1996
-------------------------------------------------------------------------------
                           YTD                         YTD
                         Average            Average  Average            Average
(Dollars in thousands)   Balance  Interest   Rate    Balance  Interest   Rate
-------------------------------------------------------------------------------
ASSETS
Interest-earning assets

Short-term funds         $  6,897  $   221   4.27%   $ 14,585  $   612   5.59%
-------------------------------------------------------------------------------
Total investment
  securities -
  Tax-exempt(1)            69,532    3,871   7.42      72,318    4,147   7.65
-------------------------------------------------------------------------------
Total investment
  securities - Taxable    171,016    8,263   6.44     165,452    7,572   6.10
-------------------------------------------------------------------------------
Total investment
  securities              240,548   12,134   6.73     237,770   11,719   6.57
-------------------------------------------------------------------------------
Total loans               687,718   45,108   8.77     632,232   41,880   8.85
-------------------------------------------------------------------------------
Total interest-
  earning assets          935,163   57,463   8.22     884,587   54,211   8.19
-------------------------------------------------------------------------------
Total noninterest-
  earning assets           77,501                      72,649
-------------------------------------------------------------------------------
TOTAL ASSETS           $1,012,664                    $957,236
===============================================================================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
    Savings            $  115,260  $ 2,176   2.52%   $121,052  $ 2,372   2.62%
    Interest checking     104,448    1,550   1.98      94,979    1,472   2.07
    Money market savings  113,755    2,576   3.03     114,160    2,600   3.04
    Total time deposits   359,853   14,517   5.39     351,066   14,546   5.53
-------------------------------------------------------------------------------
Total interest-bearing
  deposits                693,316   20,819   4.01     681,257   20,990   4.12
-------------------------------------------------------------------------------
Borrowed funds
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase             43,246    1,656   5.12      36,460    1,339   4.91
  Other short-term
    borrowings             54,054    2,349   5.81      23,936    1,057   5.90
-------------------------------------------------------------------------------
    Total short-term
      borrowings           97,300    4,005   5.50      60,396    2,396   5.30
-------------------------------------------------------------------------------
  Long-term borrowings     11,520      502   5.83      12,175      525   5.76
-------------------------------------------------------------------------------
    Total borrowed funds  108,820    4,507   5.54      72,571    2,921   5.38
-------------------------------------------------------------------------------
Total interest-bearing
  liabilities             802,136   25,326   4.22     753,828   23,911   4.24
-------------------------------------------------------------------------------
Noninterest-bearing
  liabilities
    Demand deposits       104,227                     102,933
    Other liabilities      11,256                      10,270
    Shareholders' equity   95,045                      90,205
-------------------------------------------------------------------------------
TOTAL LIABILITIES
  AND EQUITY           $1,012,664                    $957,236
===============================================================================
NET INTEREST INCOME *              $32,137                     $30,300
===============================================================================
NET INTEREST SPREAD                          4.00%                       3.95%
===============================================================================
NET INTEREST MARGIN AS A
  PERCENT OF EARNING ASSETS                  4.59%                       4.58%
===============================================================================

                                             September 30,
-------------------------------------------------------------------------------
                                    1997                        1996
-------------------------------------------------------------------------------
                           QTD                         QTD
                         Average            Average  Average            Average
(Dollars in thousands)   Balance  Interest   Rate    Balance  Interest   Rate
-------------------------------------------------------------------------------
ASSETS
Interest-earning assets

Short-term funds            8,764       99   4.48       4,856       57   4.67
-------------------------------------------------------------------------------
Total investment
  securities -
  Tax-exempt(1)            68,176    1,255   7.36      71,995    1,361   7.56
-------------------------------------------------------------------------------
Total investment
  securities - Taxable    182,111    2,979   6.54     170,534    2,662   6.25
-------------------------------------------------------------------------------
Total investment
  securities              250,287    4,234   6.77     242,529    4,023   6.64
-------------------------------------------------------------------------------
Total loans               700,498   15,548   8.81     647,390   14,253   8.76
-------------------------------------------------------------------------------
Total interest-
  earning assets          959,549   19,881   8.22     894,775   18,333   8.15
-------------------------------------------------------------------------------
Total noninterest-
  earning assets           76,778                      75,222
-------------------------------------------------------------------------------
TOTAL ASSETS           $1,036,327                    $969,997
===============================================================================

LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
    Savings            $  114,798  $   721   2.49%   $120,198  $   781   2.58%
    Interest checking     107,215      523   1.94      94,323      482   2.03
    Money market
      savings             112,701      859   3.02     115,625      886   3.05
    Total time deposits   364,982    4,988   5.42     348,141    4,777   5.46
-------------------------------------------------------------------------------
Total interest-bearing
  deposits                699,696    7,091   4.02     678,287    6,926   4.06
-------------------------------------------------------------------------------
Borrowed funds
  Federal funds purchased
    and securities sold
    under agreements to
    repurchase             44,189      582   5.22      39,747      490   4.90
  Other short-term
    borrowings             55,641      844   6.02      33,637      488   5.77
-------------------------------------------------------------------------------
    Total short-term
      borrowings           99,830    1,426   5.66      73,384      978   5.30
-------------------------------------------------------------------------------
  Long-term borrowings     22,437      307   5.43      11,908      153   5.11
-------------------------------------------------------------------------------
    Total borrowed funds  122,267    1,733   5.62      85,292    1,131   5.28
-------------------------------------------------------------------------------
Total interest-bearing
  liabilities             821,963    8,824   4.26     763,579    8,057   4.20
-------------------------------------------------------------------------------
Noninterest-bearing
  liabilities
    Demand deposits       106,144                     104,910
    Other liabilities      10,705                      10,027
    Shareholders' equity   97,515                      91,481
-------------------------------------------------------------------------------
TOTAL LIABILITIES
  AND EQUITY           $1,036,327                    $969,997
===============================================================================
NET INTEREST INCOME *              $11,057                     $10,276
===============================================================================
NET INTEREST SPREAD                          3.96%                       3.95%
===============================================================================
NET INTEREST MARGIN AS A
  PERCENT OF EARNING ASSETS                  4.57%                       4.57%
===============================================================================

* Based on an effective federal tax rate of 34% for 1997 and 1996.

(1) Based on amortized cost (i.e. excludes mark-to-market adjustments).


Management continually monitors Bancorp's balance sheet to insulate net interest income from significant swings caused by interest rate volatility using the concept of natural hedges, a process of adjusting balance sheet positions having individual interest rate risks to control the net interest rate risk as a whole. Derivative financial instruments such as futures, forwards, swaps, option contracts, or other financial instruments with similar characteristics are not currently used. As market rates change, corresponding changes in asset mix, funding sources and pricing are considered to avoid a negative impact on net interest income.

Bancorp measures the interest rate sensitivity of its assets and liabilities on the basis of when they will reprice as opposed to when they can reprice. Since it is difficult to predict the movement of interest rates, management's objective is to maintain a relatively balanced sensitivity position, while not foregoing any opportunity to benefit from current rate conditions. As indicated in Table 2, Bancorp had a cumulative net liability sensitive position of $106,858,000 within one year September 30, 1997. This position indicated that Bancorp had the potential for decreased earnings if market interest rates were to rise in the next twelve months.

Due to inherent limitations in this traditional gap analysis technique for measuring interest rate sensitivity, management also employs more sophisticated interest sensitivity measurement tools to analyze the volatility of net interest income as a result of changes in interest rates. Simulation models are used to subject the current repricing gap positions to rising and falling interest rates in increments of 100, 200, and 300 basis points, and to forecast how net interest income varies under alternative interest rate and business activity scenarios. The effects of changes in interest rates on the market value of assets, liabilities, and off-balance-sheet contracts are also measured. At September 30, 1997, the changes in net interest income and/or market value calculated under these alternative methods were within limits established by Bancorp's Board of Directors.


TABLE 2.  INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1997 (1)

                 1-90     91-180   181-365  1-3      3-5      Beyond
(In thousands)   days     days     days     years    years    5 years  Total
-------------------------------------------------------------------------------
Interest-
  earning Assets:

Interest-bearing
  deposits
  with banks     $  6,238 $     -- $     -- $     -- $     -- $     -- $  6,238
Investment
  securities (2)   32,311   14,214   23,024   94,886   32,872   37,057  234,364
Loans, net        134,765   71,471  127,906  205,872  111,828   40,314  692,156
                 -------- -------- -------- -------- -------- -------- --------
    Total        $173,314 $ 85,685 $150,930 $300,758 $144,700 $ 77,371 $932,758
                 ======== ======== ======== ======== ======== ======== ========

Interest-bearing
Liabilities:

Deposits         $136,084 $ 89,879 $185,408 $194,578 $ 84,911 $ 10,670 $701,530
Short-term
  borrowings       85,096       --   15,364       --       --       --  100,460
Long-term
  borrowings           --       --    4,956       --   18,724      139   23,819
                 -------- -------- -------- -------- -------- -------- --------
    Total        $221,180 $ 89,879 $205,728 $194,578 $103,635 $ 10,809 $825,809
                 ======== ======== ======== ======== ======== ======== ========

Interest
  Sensitivity
  Gap:
Period           $(47,866)$ (4,194)$(54,798)$106,180 $ 41,065 $ 66,562 $106,949
Cumulative        (47,866) (52,060)(106,858)    (678)  40,387  106,949       --

(1) Excludes nonaccrual loans and other nonrate-sensitive assets.
(2) Reflects fair value adjustments for securities available for sale.


Noninterest Income.

Noninterest income, including special items, increased $1,213,000 or 43.5 percent for the third quarter of 1997 compared with the third quarter of 1996. Excluding the $900,000 gain on the sale of credit card merchant processing, noninterest income increased $313,000 or 11.2 percent. Two major sources of noninterest income increased as management's strategic emphasis on new sources of revenue and innovative marketing and distribution of products and services continued to develop revenue enhancement opportunities: trust income, which included a relatively large estate settlement fee, increased $206,000 or 46.0 percent compared with the third quarter of 1996, and service charges on deposit accounts increased $155,000 or 13.2 percent.

Year-to-date noninterest income, including the gain on the sale of credit card merchant processing, increased $2,179,000 or 26.9 percent compared with the first nine months of 1996. Excluding special items, noninterest income year-to-date increased $1,224,000 or 15.0 percent. Trust income and deposit service charges increased 40.6 percent and 13.9 percent, respectively. The increase in trust income also reflects strong growth in financial planning services and assets under management. Deposit service fees increased as a result of pricing initiatives, product innovation, information technology , and market segmentation strategies which are producing anticipated returns.

Noninterest Expenses.

Noninterest expenses decreased $647,000 or 6.6 percent compared with the third quarter of last year. Included in this decrease were special items recorded in each of the corresponding periods. Special items recorded in the third quarter of 1997 included $231,000 in contractual obligations related to the merger with Home Federal Corporation in November 1996, and, in the third quarter of 1996, included $1,222,000 in Savings Association Insurance Fund assessments and merger related expenses of $176,000. Excluding these charges, noninterest expenses for the third quarter of 1997 increased $519,000 or 6.2 percent. Salaries and benefits, excluding special items, increased $167,000 or 3.7 percent largely due to merit-based compensation increases. Occupancy and equipment expense increased $201,000 or 14.8 percent, reflecting the completion of the addition to the corporate headquarters building in the fourth quarter of 1996 and investments in technology which have enhanced customer service. Other operating expenses, exclusive of special items, increased $151,000 or 6.0 percent.

Year-to-date noninterest expenses decreased $22,000 or 0.1 percent, including special items, compared with the first nine months of 1996. Excluding special items, noninterest expenses increased $1,350,000 or 5.4 percent. Excluding special items, salaries and benefits increased 7.7 percent largely due to merit-based compensation increases and included personnel expenses associated with the operation of a de-novo branch office opened in March 1996. Occupancy and equipment expenses increased 12.5 percent from year earlier totals due to corporate expansion and technology investments mentioned above. Other operating expenses, excluding special items, declined $135,000 or 1.7 percent for the nine-month period.

Income Taxes.

The provision for income taxes increased $1,004,000 compared with the third quarter of last year. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Year-to-date, the provision for income taxes was $1,633,000 ahead of the same period last year. Bancorp's effective tax rate for the third quarter and year-to-date 1997 was
31.7 percent and 30.5 percent, respectively. For the third quarter and year-to-date last year, the effective tax rate was 23.6 percent and 25.1 percent, respectively. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities. As net income increased from 1996 to 1997 and the percentage of tax-exempt interest declined relative to net income, the effective tax rate increased.

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past due loans. Total nonperforming assets at September 30, 1997 have declined $2,718,000 compared with year earlier levels and have declined $2,419,000 since year-end. Loans past due 90 or more days as to interest or principal reflected a $1,103,000 decrease compared with prior year levels and have decreased $1,305,000 since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio. Management believes that the amounts of its nonperforming loans and past due loans are modest in relation to the loan portfolio.

POTENTIAL PROBLEM LOANS

At September 30, 1997, Bancorp had performing loans amounting to $11,340,000 that were identified as potential problem loans because the borrowers were currently experiencing financial difficulties such that management had concerns that such loans might, in the future, become classified as nonaccrual or delinquent. At December 31, 1996, potential problem loans totaled $20,579,000. The decrease in the amount of these loans during 1997 is a reflection of an improvement in credit quality. As of September 30, 1997, management does not believe that these loans present any significant risk of loss.

Bancorp had loans amounting to approximately $4,274,000 and $6,287,000 at September 30, 1997 and September 30, 1996, respectively, that were specifically classified as impaired and included in non-accrual loans in Table 3. The average balance of impaired loans for the nine and three months ended September 30, 1997 and 1996 amounted to $5,638,000 and $5,016,000, $5,039,000 and $5,101,000,
respectively. Cash receipts for these same periods were $2,879,000 and $1,746,000 for 1997 and $865,000 and $137,000 for 1996. All cash receipts were applied to reduce the principal balance of those impaired loans and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was $440,000 and $132,000, at September 30, 1997 and September 30, 1996, respectively.


TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                           September 30,         December 31,
(Dollars in thousands)                   1997         1996           1996
-------------------------------------------------------------------------------
Nonperforming Assets:
  Nonaccrual loans(1)                   $ 5,929      $ 7,622       $ 7,281
Other real estate owned net of
    valuation allowance(2)(4)             6,388        7,413         7,457
-------------------------------------------------------------------------------
Total nonperforming assets              $12,317      $15,035       $14,738
-------------------------------------------------------------------------------
Loans past due 90 or more days
  as to interest or principal(3)        $   915      $ 2,018       $ 2,220
-------------------------------------------------------------------------------
Nonperforming loans to period-end loans    0.83%        1.15%         1.09%
Nonperforming assets to period-end
  loans and other real estate owned        1.71%        2.25%         2.17%
Period-end allowance for credit
  losses times nonperforming loans         1.66x        1.27x         1.32x
Period-end allowance for credit
  losses times nonperforming assets        0.80x        0.65x         0.65x

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

     (3) Nonaccrual loans are not included.

     (4) Consists principally of the real estate held in a limited partnership and includes minority interests totaling $940,000, $772,000, and $838,000 at September 30, 1997, September 30, 1996 and December 31, 1996, respectively.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses was $9,837,000 or 1.4 percent of loans outstanding as of September 30, 1997 compared with $9,639,000 or 1.4 percent of loans outstanding as of December 31, 1996 and $9,700,000 or 1.5 percent of loans outstanding as of September 30, 1996. The provision for credit losses was $450,000 for the third quarter of 1997 and $300,000 for the third quarter of 1996. Net charge-offs for the third quarter were $344,000 compared with $470,000 for the third quarter of last year and $1,152,000 year-to-date this year compared with $996,000 year-to-date last year. As reflected in Table 4, net charge-offs as a percent of total average loans were 0.17 percent year-to-date compared with 0.16 percent for the same period last year.

TABLE 4.  ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                    Period ended
-------------------------------------------------------------------------------
                                           September 30,           December 31,
(Dollars in thousands)                   1997          1996          1996
-------------------------------------------------------------------------------
Average loans outstanding
  less average unearned income(1)        $687,717      $631,563      $640,148
===============================================================================
Allowance for credit losses
  at beginning of year                   $  9,639      $  9,796      $  9,796
-------------------------------------------------------------------------------
Charge-offs
  Real estate                                 134            92           303
  Commercial and industrial                    24            10            10
  Consumer                                  3,126         2,538         3,609
-------------------------------------------------------------------------------
Total loans charged-off                     3,284         2,640         3,922
-------------------------------------------------------------------------------
Recoveries
  Real estate                                 360           195           247
  Commercial and industrial                     1             2             2
  Consumer                                  1,771         1,447         1,994
-------------------------------------------------------------------------------
Total recoveries                            2,132         1,644         2,243
-------------------------------------------------------------------------------
Net charge-offs                             1,152           996         1,679
-------------------------------------------------------------------------------
Additions charged to operating expense      1,350           900         1,522
-------------------------------------------------------------------------------
Allowance for credit losses
  at end of period                       $  9,837      $  9,700      $  9,639
===============================================================================
Ratio of net charge-offs to
  average loans outstanding                  0.17%         0.16%         0.26%
===============================================================================

(1)  Exclusive of loans held for sale.


TABLE 5.  ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES

                                     September 30,               December 31,
                                1997               1996              1996
-------------------------------------------------------------------------------
                                   % Gross            % Gross          % Gross
(Dollars in thousands)    Amount   Loans(1)   Amount  Loans(1)  Amount Loans(1)
-------------------------------------------------------------------------------
Real estate
  Construction and
    land development      $1,679     4.3%    $1,684     4.3%    $1,821     4.4%
  Residential mortgage       595    26.0        452    27.1        510    27.4
  Other mortgage           1,402    19.4      1,730    19.1      1,765    19.3
Commercial and industrial    588    10.8      1,525     8.7        830     9.3
Consumer                   3,944    37.9      2,844    38.9      2,757    37.8
Unallocated                1,629     1.6      1,465     1.9      1,956     1.8
-------------------------------------------------------------------------------
Total allowance for
  credit losses           $9,837   100.0%    $9,700   100.0%    $9,639   100.0%
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


CAPITAL RESOURCES

Shareholders' equity totaled $96,949,000 at September 30, 1997, an increase of
3.7 percent compared with the 1996 year end level of $93,460,000 and an increase of 6.9 percent from the year earlier level of $90,706,000. The fair value of the available-for-sale portfolio has increased $350,000 (net of deferred taxes) since year end. Capital levels are considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of September 30, 1997, as follows:


TABLE 6.  CAPITAL RATIOS

                           Risk-based Capital
                           -------------------
                           Tier 1       Total         Leverage
                           Capital     Capital         Ratio
                           -------     -------        --------
Actual                     12.75%       13.97%         9.34%
Minimum                     4.00%        8.00%         3.00%
                           ------       ------         -----
Excess                      8.75%        5.97%         6.34%
                           ======       ======         =====

Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines.



                           PART II - Other Information

Item 6  Exhibits and Reports on Form 8-K                              Page
  (a)  Exhibits
       3.2 By-Laws of F&M Bancorp.......................................24
       4   Description of Common Stock..................................36
      11   Statement Re:  Computation of per share earnings.............41
      27   Financial Data Schedule......................................42

  (b) No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1997.

Items 1 through 5 have been omitted since the item is either inapplicable or the answer is negative.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 F&M BANCORP
                                                 -----------
                                                 (Registrant)


November 14, 1997                                /s/David L. Spilman
-----------------                               ----------------------------
      Date                                       DAVID L. SPILMAN
                                                 TREASURER