Form 10-K405
period 1997-12-31
F&M BANCORP
filed 1998-03-31
CIK 736473

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------
                                   FORM 10-K

  (Mark-One)
  /XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

     Common Stock, par value $5.00 per share:
	  Market value held by non-affiliates
	    at February 28, 1998              $210,638,604
	  Outstanding at February 28, 1998       6,021,218 shares

                  Documents Incorporated by Reference

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

(2) Portions of the Proxy Statement dated March 20, 1998 relating to the 1998 Annual Meeting of Stockholders of the Registrant is incorporated by reference into Part III.

	(Cover page 2 of 2 pages)

                          TABLE OF CONTENTS

Part 1                                                         Page
------                                                         ----
Item 1   Business                                                 1
           Farmers & Mechanics National Bank                      1
           Home Federal Savings Bank                              1
           Commercial Banking and Related Services                1
           Personal Banking Services                              1
           Trust Services                                         2
           Proposed Acquisition                                   2
           Competition                                            2
           Employees                                              2
           Supervision and Regulation                             3
              Banking Regulation                                  3
              Bank Holding Company Act                            3
              Capital Adequacy Guidelines                         4
              Interstate Banking                                  5
              Monetary Policy                                     5
           Statistical Information                                6
Item 2   Properties                                               6
Item 3   Legal Proceedings                                        7
Item 4   Submission of Matters to a Vote of
            Security Holders                                      7
Additional
Item     Executive Officers of the Registrant                     7

Part II
-------

Item 5   Market for Registrant's Common Equity and Related
            Stockholder Matters                                   7
Item 6   Selected Financial Data                                  7
Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   8
Item 8   Financial Statements and Supplementary Data              8
Item 9   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                8
Part III
--------

Item 10  Directors and Executive Officers of the Registrant       9
Item 11  Executive Compensation                                  10
Item 12  Security Ownership of Certain Beneficial Owners
            and Management                                       11
Item 13  Certain Relationships and Related Transactions          11

Part IV
-------

Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                   11

Signatures                                                       14

                                PART I
                                ------

ITEM 1.	BUSINESS
-------   --------

     F&M Bancorp ("Bancorp") is a bank holding company registered under the Bank Holding Company Act of 1956 that provides banking and bank related financial services through its wholly owned subsidiaries, Farmers & Mechanics National Bank and subsidiaries (the "Bank") and Home Federal Savings Bank and subsidiaries (the "Savings Bank"). Bancorp is incorporated in Maryland and commenced operations in 1984. At December 31, 1997, Bancorp was the fourth largest independent bank holding company headquartered in the state.

Farmers & Mechanics National Bank
---------------------------------

     The Bank was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. It conducts a general banking and trust company business through 24 offices located in Frederick, Carroll, and Montgomery Counties, Maryland. The Bank had total assets of $819 million, total deposits of $651 million, and total loans, net of unearned income, of $562 million at December 31, 1997.

Home Federal Savings Bank
-------------------------

     The Savings Bank, a federally chartered savings bank, was acquired by Bancorp in 1996 through its merger with Home Federal Corporation. The Savings Bank conducts its business through eight offices located in Washington and Allegany Counties and had total assets of $223 million, total deposits of $171 million, and total loans, net of unearned income, of $162 million at December 31, 1997.

Commercial Banking and Related Services
---------------------------------------

     The Bank and the Savings Bank provide credit facilities and related services for the business community. Various types of commercial lending products, including lines of credit, term loans, agricultural loans, real estate and construction loans, and other forms of secured financing are offered. Checking accounts, certificates of deposit, business financial services including various cash management programs, commercial/PC banking and night depository services are also provided.

Personal Banking Services
-------------------------

     The Bank and the Savings Bank provide a wide range of personal banking services to individuals at each of their branch offices and the Bank's mobile banking unit, Express Bank. Included in the services offered at most locations are interest-bearing and noninterest-bearing checking accounts, savings accounts, tiered money market deposit accounts, certificates of deposit, individual retirement accounts, home mortgage loans, home equity loans, home improvement loans, installment and other personal loans including automobile and other consumer financing, VISA? credit card services (through an agent bank relationship), PC banking, and safe deposit boxes. The Bank and the Savings Bank have an expanding network of 24-hour automated teller machines ("ATMs")and cash dispensers throughout their market area offering limited banking services.

Trust Services
--------------

     The individual trust services offered by the Bank include the administration of estates and service as trustee of living, testamentary and insurance trusts, agency accounts, custodial accounts, employee benefit accounts, and self-directed IRA's. In 1997, the Bank's Trust Division introduced Key Alliance, which provides free financial planning and a variety of investment products to the Bank's customers.

Proposed Acquisition
--------------------

	F&M Bancorp announced in January that it has signed a letter of intent to acquire Keller-Stonebraker Insurance, Inc., a Hagerstown, Maryland-based, full-line independent insurance agency. The proposed transaction is intended to be consummated as a statutory merger resulting in a tax-free exchange of stock. Details of the transaction, which is subject to the approval of regulatory authorities and by the boards of directors of both companies and by the shareholders of Keller-Stonebraker, will be set forth in a definitive agreement expected to be executed by March 31, 1998. If approved, the transaction is anticipated to close in the second quarter of 1998.

Competition
-----------

     Bancorp operates in a highly competitive financial environment that has intensified in the past several years as a result of banking consolidation and the entry of new and diverse financial institutions not subject to the regulatory restrictions of domestic banks and bank holding companies. Profit margins in the traditional banking business of lending and deposit gathering are more difficult to maintain as deregulation has allowed nonbanking institutions to offer alternative services to many of Bancorp's customers. Competitors include not only other commercial banks, but also savings and loan associations, credit unions, money market funds, brokerage firms, investment advisors, mortgage companies, leasing companies, insurance companies, and a wide variety of other financial service companies.

Employees
---------

     At December 31, 1997, Bancorp and its subsidiaries had 499 full-time equivalent employees.

Supervision and Regulation
--------------------------

     Banking Regulation
     ------------------

     The Bank is subject to supervision and regulation by the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the Federal Deposit Insurance Corporation (the "FDIC"), and is subject to examination by the Comptroller of the Currency.
The official having primary supervisory authority over the Bank is the Comptroller of the Currency. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The Comptroller of the Currency's enforcement authority over all national banks includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. The Bank may establish branch banking offices throughout Maryland with the prior approval of the Comptroller of the Currency. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.
     The Savings Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the "OTS'), and the FDIC. The OTS has extensive authority over the operations of savings associations. The OTS' enforcement authority over all savings associations includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.
     Federal law imposes certain restrictions limiting the ability of the Bank and the Savings Bank to transfer funds to the Parent Company in the form of loans or dividends. (See Note 15 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders on page 41, which is incorporated herein by reference.)

     Bank Holding Company Act
     ------------------------

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

     Capital Adequacy Guidelines
     ---------------------------

     The Federal Reserve Board and the Comptroller of the Currency have historically determined the adequacy of a depository institution's capital resources by comparison of its capital to its assets. The leverage capital ratio measures the adequacy of capital in relation to the amount of the institution's assets. The risk-weighted assets ratio measures the adequacy of capital after weighting the risk inherent in various categories of assets.

     The capital adequacy guidelines require depository institutions to maintain a minimum leverage capital ratio of three percent Tier 1 capital (primarily shareholders' equity) to total assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock. Tier 1 capital excludes goodwill and other disallowed intangibles, certain deferred tax assets and any net unrealized loss on marketable equity securities. At December 31, 1997, Bancorp's leverage capital ratio was 9.48 percent.

     Bancorp must also meet a total capital to risk-weighted assets ratio (risk-based capital ratio) of eight percent, measuring the amount and nature of the assets and commitments currently at risk. The risk-based capital rules specify four categories of asset or commitment risk, with each category being assigned a weight of zero percent through 100 percent depending upon the risk involved. Each asset or commitment of Bancorp is categorized and weighted appropriately, and its capital is then compared to the aggregate value of such risk-weighted assets or commitments to determine if additional capital is required. At least 50 percent of capital must be composed of Tier 1 capital elements. At December 31, 1997, Bancorp's total risk-based capital ratio was
14.08 percent.

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


                                 Total       Tier-1      Tier-1
                               Risk-Based  Risk-Based   Leverage
Capital Category                 Ratio       Ratio       Ratio
----------------               ----------  ----------   --------
Well capitalized                  >/=10%      >/=6%       >/=5%
Adequately capitalized            >/= 8%      >/=4%       >/=4%
Undercapitalized                  < 8%        <4%         <4%
Significantly undercapitalized    < 6%        <3%         <3%
Critically undercapitalized(1)

(1)  Ratio of tangible equity to total assets of two percent or less.

On the basis of these criteria, Bancorp is considered "well capitalized" at December 31, 1997.

     Risk-based capital standards address concentrations of interest rate risk ("IRR") as qualitative factors to be considered in evaluating overall capital adequacy. A bank may be required to hold additional capital for IRR if it has been determined that internal interest rate risk management processes are inadequate or a significant exposure to interest rate risk has been identified.

     Interstate Banking
     ------------------

     Since Bancorp is well capitalized, it may participate in interstate affiliations with banks and bank holding companies located in any state, although states may limit the eligibility of banks to be acquired to those in existence for a period of time, but no longer than five years. No bank holding company may acquire more than 10 percent of total nationwide insured deposits nor more than 30 percent of deposits in any state; however, states may waive the 30 percent limit. In addition, beginning June 1, 1997, banks were allowed to branch across state lines either by merging with banks in other states or by establishing new branches in other states. Interstate branching through mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. Maryland permits interstate branching both by mergers and by establishing new branches.

     Monetary Policy
     ---------------

     The earnings and growth of Bancorp, the Bank, and the Savings Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities, including the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve System are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of the Bank, the Savings Bank, or Bancorp cannot be predicted.

Statistical Information
-----------------------

     The following supplementary information required under Guide 3 for the respective periods and at the indicated respective dates is set forth on the pages indicated below in the 1997 Annual Report to Shareholders, which is incorporated herein by reference. The information should be read in conjunction with the related consolidated financial statements and notes thereto.

                                                         Page
                                                         ----

Selected Financial Information                            12

Average Balances, Interest, and Average Rates             14

Analysis of Changes in Net Interest Income                16

Investment Portfolio Distribution                         17

Investment Portfolio Analysis                             18

Loan Portfolio Mix                                        19

Loan Maturities and Interest Sensitivity                  19

Average Deposits and Rates Paid                           19

Maturity of Time Deposits of $100,000 or More             20

Short-Term Borrowings                                     20

Nonperforming Assets and Contractually Past Due Loans     21

Potential Problem Loans                                   20

Analysis of Allowance for Credit Losses                   21

Allocation of Allowance for Credit Losses                 22


ITEM 2.	PROPERTIES
-------   ----------

     The Bank owns a fee simple interest in the land and building located at 110 Thomas Johnson Drive, Frederick, Maryland, which is the location of its principal executive offices and its main banking office. The Savings Bank owns a building located at 122-128 West Washington Street, Hagerstown, Maryland, which is the location of its principal executive offices and its main bank office.
     Of the remaining 30 banking offices of the Bank and the Savings Bank at December 31, 1997, 16 were owned and 14 were leased. Information concerning Bancorp's lease commitments is included in Note 13, on page 39 of the 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS
-------   -----------------

     Bancorp, the Bank, and the Savings Bank are subject to various legal proceedings which are incidental to the ordinary course of business. In the opinion of the management, there are no material pending legal proceedings to which Bancorp, the Bank, or the Savings Bank are a party or which involve any of their property.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     No matters were submitted for a vote of security holders during the fourth quarter of 1997.

ADDITIONAL
----------
ITEM.		EXECUTIVE OFFICERS OF THE REGISTRANT
-----          ------------------------------------

     The text under Item 10(b), "Directors and Executive Officers of the Registrant", is incorporated in this Part I by reference.

                               PART II
                               -------

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
-------   -------------------------------------------------------------------

     Information concerning the price of the registrant's Common Stock and related stockholder matters is included on inside back cover of the 1997 Annual Report to Shareholders under the heading "STOCK PRICE and DIVIDENDS" and is incorporated herein by reference. Dividends paid per share were $.21, $.21, $.22, and $.22 for the first, second, third and fourth quarters of 1997, respectively. Dividends paid per share were $.16, $.15, $.15, and $.15 for the first, second, third, and fourth quarters of 1996, respectively. Dividends for 1996 and the first and second quarters of 1997 have been restated for the 5% stock dividend paid in the third quarter of 1997. Information concerning restrictions on the ability of affiliates to transfer funds in the form of dividends to Bancorp is included in Note 15 on page 41 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
-------   -----------------------

     Selected Financial Information on page 12 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 25 of Bancorp's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   --------------------------------------------

     The following consolidated financial statements, notes to consolidated financial statements, and report of independent auditors on pages 26 through 43 of Bancorp's 1997 Annual Report to Shareholders are incorporated herein by reference.

                                                    Page
                                                    ----

     Report of Independent Public Accountants        43

     Report of Independent Auditors                  43

     Consolidated Balance Sheets,
       December 31, 1997 and 1996                    26

     Consolidated Statements of Income,
       Three Years Ended 1997                        27

    Consolidated Statements of Changes
       In Shareholders' Equity,
       Three Years Ended 1997                        28

    Consolidated Statements of Cash Flows
       Three Years Ended 1997                        29

    Notes to Consolidated Financial
       Statements                                 30 - 42


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     On July 9, 1996 Bancorp engaged Arthur Andersen LLP in place of its independent public accountant, Keller Bruner & Company, L.L.C. ("KB"), on the recommendation and approval of the Audit Committee, which action was ratified by the full Board, after an extensive review and analysis of proposals submitted by nine accounting firms, including KB. KB was not dismissed as the result of any disagreement. The reports of KB on the financial statements of the registrant for each of the two fiscal years in the period ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, auditing scope or accounting principles. During the two fiscal years in the period ended December 31, 1995 and the subsequent interim periods preceding such dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or any reportable event.

                              PART III
                              --------

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     (a) The text and table under "Election of Directors-Information Concerning Nominees" located on pages 4 through 7 of Bancorp's Proxy Statement dated March 20, 1998 are incorporated herein by reference.

     (b) The following is a list of the names and ages of all the executive officers of Bancorp, the Bank, and the Savings Bank as of December 31, 1997 and all persons chosen to become executive officers since that date. All executive officers are elected to serve for a one year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected an officer.


                                                Position with the Bank
                      Position with Bancorp     or Savings Bank (SB)
                         and year elected          and year elected
    Name and Age           or appointed              or appointed
--------------------  ---------------------     ----------------------
Charles W. Hoff, III  Chairman of the Board    Chairman of the Board
     age 63           (1993)                   (1993)

Faye E. Cannon        President (1993) & Chief President (1993) & Chief
     age 48           Executive Officer (1996) Executive Officer (1996)

David R. Stauffer     Vice President           Executive Vice President
     age 50           (1990)                   (1990)

Richard W. Phoebus    Vice President           President & Chief
     age 59           (1996)                   Executive Officer
                                               (1981) (SB)

Alice E. Stonebreaker Assistant Secretary &    Senior Vice President &
     age 51           Assistant Treasurer      Cashier (1985)
                      (1983)

Gordon M. Cooley      Secretary (1991)         Senior Vice President
     age 44           and Legal Officer        (1990) & House Counsel
                      (1987)                   (1987)

David L. Spilman      Treasurer                Senior Vice President &
     age 55           (1997)                   Chief Financial Officer
                                               (1997)

Karen L. Korrell                               Senior Vice President
     age 46                                    (1996)

Patti A. Stuckey                               Senior Vice President
     age 54                                    (1989) & Trust Division
	                                          Manager (1988)

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

     (e) Each of the executive officers of Bancorp, the Bank and the Savings Bank has been an officer for more than five years with the exception of Mr. Spilman and Ms. Korrell. Mr. Spilman's banking career includes thirty years of management experience in the areas of accounting, regulatory and financial reporting, budgeting, taxation, strategic planning, controllership, treasury funding, investor and media relations, and financial communications. Prior to joining Bancorp, Mr. Spilman served as Investor Relations and Financial Communications Consultant to Bancorp. Prior to his consulting assignment at Bancorp, Mr. Spilman was President and Chief Operating Officer of Trust Company of America, Inc., Washington, D.C. He has also served in a senior financial capacity for Baltimore Bancorp, MNC Financial, Inc., and Equitable Bancorporation. Mr. Spilman is a Certified Public Accountant. Ms. Korrell previously held the position of Senior Vice President of Marketing for Capital Bank, Miami, Florida, and has previously held managerial positions at Citibank, Chase Manhattan, and the North Central Bank of Pennsylvania. Ms. Korrell has over 18 years of banking experience in the areas of strategic planning, public relations, advertising, promotion, market research, product management, and community development.

     (f) None of the events described in the instructions to the form of this report have occurred during the past five years to the knowledge of Bancorp.

     (g) Bancorp is not required to furnish this information because of the absence of the conditions under which it is required.

ITEM 11.	EXECUTIVE COMPENSATION
--------  ----------------------

     The text and tables under "Compensation Committee Report on Executive Compensation" located on pages 8 through 12, and "Directors' Fees and Deferred Compensation Plan" located on page 14 of Bancorp's Proxy Statement dated March 20, 1998, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information contained in the section under "Security Ownership of Management" and the notes thereto located on page 2, and the information contained in the section under "Security Ownership of Certain Beneficial Owners" located on page 4 of Bancorp's Proxy Statement dated March 20, 1998 is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  -----------------------------------------------

     The text under "Certain Transactions with Directors and Officers" located on page 14 of Bancorp's Proxy Statement dated March 20, 1998 is incorporated herein by reference.

                              PART IV
                              -------

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

     (a)  Filed documents:

         (1)   Financial Statements:

               See listing in Item 8.

         (2)   Financial Statement Schedules:

               Schedules I and II, inclusive, are omitted because of the absence of the conditions under which they are required.

(3) Exhibits:

                  2 Plan of Agreement to Merge between F&M Bancorp and Home Federal Corporation. Filed as Annex A to Registration Statement on Form S-4 (File No. 333-04967) and incorporated herein by reference.

3.1 Articles of Incorporation of F&M Bancorp with all
                       Articles of Amendment. Filed as an exhibit with the quarterly report on Form 10-Q for the second quarter of 1997 and incorporated herein by reference.

3.2 By-Laws of F&M Bancorp.  Filed as an exhibit with the
                       quarterly report on Form 10-Q for the third quarter of 1997 and incorporated herein by reference.

                  4 Description of Common Stock. Filed as an exhibit with the quarterly report on Form 10-Q for the third quarter of 1997 and incorporated herein by reference.

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

               10.7 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Richard W. Phoebus, Sr. Filed as
                       Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1996 (file No. 0-12638) and incorporated herein by reference.

10.8 Employment Agreement between F&M Bancorp, Home Federal
                       Savings Bank and Steven G. Hull. Filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12638) and incorporated herein by reference.

10.9 Employment Agreement between F&M Bancorp, Home Federal
Savings Bank and Salvatore M. Savino. Filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12638) and incorporated herein by reference.

10.10 Employment Agreement between F&M Bancorp, Home Federal
                       Savings Bank and Celia S. Ausherman. Filed as Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-12638) and incorporated herein by reference.

               10.11 Form of F&M Bancorp Stock Options substituted for Home Federal Corporation Stock Options granted under the Home Federal Corporation 1988 Stock Option and Stock Appreciation Rights Plan filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-16709) and incorporated herein by reference.

                  11   Statement re: computation of per share earnings.

                  13   1997 Annual Report to Shareholders of F&M Bancorp.

                  21   Subsidiaries of F&M Bancorp.

                23.1   Consent of Independent Public Accountants.

                23.2   Consent of Independent Auditors

                  27   Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1997.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&M BANCORP
                                    (Registrant)

Dated: March 27, 1998               By: /s/ Faye E. Cannon
                                        ------------------
  	                                   Faye E. Cannon
                                        President & Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Principal Executive Officers:

March 27, 1998                     /s/ Charles W. Hoff, III
                                   ----------------------------
                                   Charles W. Hoff, III
                                   Chairman of the Board


March 27, 1998                     /s/ Faye E. Cannon
                                   ----------------------------
                                   Faye E. Cannon
                                   President & Chief Executive
                                   Officer


                                   Principal Financial &
                                   Accounting Officer:


March 27, 1998                     /s/ David L. Spilman
                                   ----------------------------
                                   David L. Spilman
                                   Treasurer


                                   A Majority of the Board
                                   of Directors



March 27, 1998                     /s/ R. Carl Benna
                                   ----------------------------
                                   R. Carl Benna
                                   Director


March 27, 1998                     ----------------------------
                                   Howard B. Bowen
                                   Director


March 27, 1998                     /s/ John D. Brunk
                                   ----------------------------
                                   John D. Brunk
                                   Director


March 27, 1998                     ----------------------------
                                   Beverly B. Byron
                                   Director


March 27, 1998                     /s/ Faye E. Cannon
                                   ----------------------------
                                   Faye E. Cannon
                            		Director


March 27, 1998                     ----------------------------
                                   Martha E. Church
                                   Director


March 27, 1998                     /s/ Albert H. Cohen
                                   ----------------------------
                                   Albert H. Cohen
                                   Director


March 27, 1998                     /s/ Maurice A. Gladhill
                                   ----------------------------
                                   Maurice A. Gladhill
                                   Director


March 27, 1998                     /s/ Charles W. Hoff, III
                                   ---------------------------
                                   Charles W. Hoff, III
                                   Director


March 27, 1998                     ---------------------------
                                   James K. Kluttz
                                   Director


March 27, 1998                     ---------------------------
                                   Robert K. Moler
                                   Director


March 27, 1998                     /s/ Charles A. Nicodemus
                                   ---------------------------
                                   Charles A. Nicodemus
                                   Director


March 27, 1998                     ---------------------------
                                   Richard W. Phoebus, Sr.
                                   Director


March 27, 1998                     /s/ H. Deets Warfield, Jr.
                                   ---------------------------
                                   H. Deets Warfield, Jr.
                                   Director


March 27, 1998                     /s/ John C. Warfield
                                   ---------------------------
                                   John C. Warfield
                                   Director


March 27, 1998                     /s/ Thomas R. Winkler
                                   ---------------------------
                                   Thomas R. Winkler
                                   Director