Form 10-K405/A
period 1997-12-31
F&M BANCORP
filed 1998-04-03
CIK 736473

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
                                   Richard W. Phoebus, Sr.
                                   Director


March 27, 1998                     /s/ H. Deets Warfield, Jr.
                                   ---------------------------
                                   H. Deets Warfield, Jr.
                                   Director


March 27, 1998                     /s/ John C. Warfield
                                   ---------------------------
                                   John C. Warfield
                                   Director


March 27, 1998                     /s/ Thomas R. Winkler
                                   ---------------------------
                                   Thomas R. Winkler
                                   Director

                          TABLE OF CONTENTS

Part II                                                          Page
------                                                         ----
Item 7A  Quantitative and Qualitative Disclosures About Market Risk
             Risk                                                8

                               PART II
                               -------

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKE RISK
--------  ------------------------------------------------------------------

     The information required by this item is contained on pages 23 through 24 of Bancorp's 1997 Annual Report to Shareholders and is incorporated herein by reference.