Form 10-Q
period 1998-03-31
F&M BANCORP
filed 1998-05-15
CIK 736473

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


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

Common Stock $5 par value, 6,028,800 shares outstanding as of April 30, 1998

                      Exhibit index located on page 25.


                                  F&M BANCORP
                               TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION                                    PAGE

     Consolidated Balance Sheets
     March 31, 1998 and 1997 (Unaudited), and December 31, 1997     3

     Consolidated Statements of Income (Unaudited),
     Three Months Ended March 31, 1998 and 1997                     5

     Consolidated Statements of Comprehensive Income (Unaudited),
     Three Months Ended March 31, 1998 and 1997                     7

     Consolidated Statements of Cash Flows (Unaudited),
     Three Months Ended March 31, 1998 and 1997                     8

     Consolidated Statements of Changes in Shareholders' Equity
     (Unaudited), Three Months Ended March 31, 1998 and Twelve
     Months Ended December 31, 1997                                10

     Notes to Consolidated Financial Statements (Unaudited)        11

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                     16

     Quantitative and Qualitative Disclosures about Market Risk    23

PART II:  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                     25

     Signatures                                                    25




                          CONSOLIDATED BALANCE SHEETS
                          F&M Bancorp and Subsidiaries

                                March 31,      March 31,     December 31,
(Dollars in thousands,          1998           1997          1997
except per share amounts)       (Unaudited)    (Unaudited)
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks         $ 32,474       $ 33,204       $ 30,116
Federal fund sold                 17,318          4,000          1,700
Interest-bearing deposits with
 banks                             6,578          3,886          9,073
-----------------------------------------------------------------------------
Total cash and cash equivalents   56,370         41,090         40,889
-----------------------------------------------------------------------------
Loans held for sale                1,348            144            283
-----------------------------------------------------------------------------
Investment securities
 Held-to-maturity, fair value
  $93,825, $99,116, and $96,650,
  respectively                    92,007         99,436         94,940
 Available-for-sale, at fair
  value                          151,527        130,420        136,065
-----------------------------------------------------------------------------
Total investment securities      243,534        229,856        231,005
-----------------------------------------------------------------------------
Loans, net of unearned income    715,357        678,404        724,134
Less: Allowance for credit
 losses                          (9,645)        (9,434)        (9,530)
-----------------------------------------------------------------------------
Net loans                        705,712        668,970        714,604
-----------------------------------------------------------------------------
Bank premises and equipment, net  24,359         25,376         24,765
Other real estate owned            4,966          6,577          5,055
Interest receivable                6,970          7,081          7,393
Intangible assets                  3,592          3,895          3,664
Other assets                      16,851         17,963         16,730
----------------------------------------------------------------------------
Total assets                  $1,063,702     $1,000,952     $1,044,388
----------------------------------------------------------------------------


                         CONSOLIDATED BALANCE SHEETS
                     F&M Bancorp and Subsidiaries (cont.)

                                 March 31,      March 31,     December 31,
(Dollars in thousands,           1998           1997          1997
 except per share amounts)       (Unaudited)    (Unaudited)
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
 EQUITY

Liabilities
Deposits
 Noninterest-bearing             $113,829       $ 111,022     $ 113,215
 Interest-bearing                 726,638         690,290       708,752
---------------------------------------------------------------------------
Total deposits                    840,467         801,312       821,967
Federal funds purchased
 and securities sold under
 agreements to repurchase          44,705          34,801        45,051
Other short-term borrowings        18,308          52,683        41,105
Long term borrowings               45,538           6,685        23,454
Accrued interest and other
 liabilities                       11,129          10,726        11,137
--------------------------------------------------------------------------
Total liabilities                 960,147         906,207       942,714
--------------------------------------------------------------------------
Shareholders' equity
Common stock, par value $5 per
 share; authorized 50,000,000
 shares; issued and outstanding
 6,023,456 shares 5,691,988 shares,
 and 6,004,469 shares,
 respectively                      30,117          28,460        30,022
Surplus                            37,344          29,363        36,957
Retained earnings                  35,952          37,576        34,404
Accumulated other comprehensive
 income                               142           (654)           291
--------------------------------------------------------------------------
Total shareholders' equity        103,555          94,745       101,674
--------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $1,063,702      $1,000,952    $1,044,388
--------------------------------------------------------------------------


                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                          F&M BANCORP and Subsidiaries

(Dollars in thousands,                      Quarter ended March 31,
except per share amounts)                   1998               1997
----------------------------------------------------------------------------
Interest Income
   Interest and fees on loans               $15,621           $14,470
   Interest and dividends on
    investment securities
		Taxable                             2,609             2,658
		Tax-exempt                            835               870
    Interest on deposits with banks              91                36
    Interest on federal funds sold               86                14
----------------------------------------------------------------------------
 Total interest income                       19,242            18,048
----------------------------------------------------------------------------
Interest Expense
  Interest on deposits                        7,119             6,833
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase                                  549               495
  Interest on Federal Home Loan Bank
   borrowings                                   903               821
  Interest on other short-term borrowings        22                20
----------------------------------------------------------------------------
  Total interest expense                      8,593             8,169
----------------------------------------------------------------------------
Net interest income                          10,649             9,879
  Provision for credit losses                   525               450
----------------------------------------------------------------------------
Net interest income after provision
  for credit losses                          10,124             9,429
----------------------------------------------------------------------------
Noninterest Income
  Trust income                                  658               611
  Service charges on deposit accounts         1,318             1,226
  Gains on sales of securities                   14                --
  Gains on sales of loans                       147                43
  Losses on sales of property                    --                (5)
  Other operating income                        947             1,149
----------------------------------------------------------------------------
  Total noninterest income                    3,084             3,024
----------------------------------------------------------------------------


                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     F&M BANCORP and Subsidiaries (cont.)

(Dollars in thousands,                      Quarter ended March 31,
except per share amounts)                   1998               1997
-----------------------------------------------------------------------------
Noninterest Expense
  Salaries and employee benefits             4,729              4,605
  Occupancy and equipment expense            1,529              1,465
  Other operating expense                    2,512              2,578
-----------------------------------------------------------------------------
  Total noninterest expense                  8,770              8,648
-----------------------------------------------------------------------------
  Income before provision for income taxes   4,438              3,805
  Provision for income taxes                 1,310              1,081
-----------------------------------------------------------------------------
Net Income                                 $ 3,128            $ 2,724
-----------------------------------------------------------------------------
Earnings per Common Share-Basic
  Based on weighted average shares
   outstanding of 6,016,437 for 1998,
   5,969,217 for 1997                        $0.52              $0.46
-----------------------------------------------------------------------------
Earnings per Common Share-Diluted
   based on weighted average shares
   on weighted average shares
   outstanding of 6,058,627 for 1998,
   6,009,746 for 1997                        $0.51              $0.45
-----------------------------------------------------------------------------
Dividends per Share                          $0.25              $0.21
-----------------------------------------------------------------------------


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                             F&M BANCORP and Subsidiaries

(Dollars in thousands,                         Quarter ended March 31,
except per share amounts)                      1998               1997
-----------------------------------------------------------------------------
Net income                                     $3,128             $2,724
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period                             (158)              (460)
    Less: reclassification adjustment for
      gains included in net income                (9)                --
------------------------------------------------------------------------------
Comprehensive income	                     $2,979             $2,264
------------------------------------------------------------------------------


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            F&M BANCORP and Subsidiaries

                                             Three Months Ended March 31,
(Dollars in thousands)                         1998               1997
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $  3,128           $  2,724
Adjustments to reconcile net income to net cash
  provided by operating activities
    Provision for credit losses                     525                450
    Provision for other real estate owned             1                 --
    Depreciation and amortization                   665                637
    Amortization of intangibles                     129                127
    Net premium amortization on investment
     securities                                      81                135
    Decrease (increase) in interest receivable      423               (380)
    Increase (decrease) in interest payable          83                (10)
    Deferred income tax benefit                     (22)               133
    Accretion of net loan origination fees           30                 33
    Loss on sales of property                        --                  5
    Gain on sales/calls of securities                14                 --
    Decrease (increase) in loans held for sale   (1,065)               165
    Increase in other assets                        (63)              (835)
    Decrease in other liabilities                   (93)              (933)
----------------------------------------------------------------------------
  Net cash provided by operating activities       3,836              2,251
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities to be
     held to maturity                            (4,434)            (1,110)
  Purchases of investment securities available
     for sale                                   (48,287)            (6,707)
  Proceeds from maturities and calls of
     securities held to maturity                  7,310              1,139
  Proceeds from maturities and sales/calls
     of securities available for sale            32,545             21,764
  Net decrease (increase) in loans                8,338             (8,823)
  Purchases of premises and equipment              (259)              (793)
  Proceeds from sales of property                    --                  6
  Other investing activities                         89                879
------------------------------------------------------------------------------
  Net cash used in investing activities          (4,698)             6,355
------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         F&M BANCORP and Subsidiaries (cont.)

                                            Three Months Ended March 31,
(Dollars in thousands)                         1998               1997
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in noninterest-bearing
   deposits, interest-bearing checking,
   savings and money market accounts           14,233             9,843
  Net increase (decrease) in certificates
   of deposit                                   4,268            (3,281)
  Net decrease in securities sold under
   agreements to repurchase                      (346)           (7,075)
  Net increase (decrease) in long-term
    borrowings                                 22,084                (1)
  Net decrease in other short-term borrowings (22,797)           (4,728)
  Cash dividends paid                          (1,503)           (1,250)
  Dividend reinvestment plan                     (105)               (6)
  Proceeds from issuance of common stock          509               277
---------------------------------------------------------------------------
Net cash provided used by financing activities 16,343            (6,221)
---------------------------------------------------------------------------
  Net increase in cash and cash equivalents    15,481             2,385
  Cash and cash equivalents at beginning of
   period                                      40,889            38,705
---------------------------------------------------------------------------
  Cash and cash equivalents at end of period  $56,370            41,090
---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash payments for interest                   $8,510            $8,180
  Cash payments for income tax                      1               483

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment for securities available
   for sale, net of deferred income taxes payable
   (benefits)                                    (149)             (460)
--------------------------------------------------------------------------

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                           F&M BANCORP and Subsidiaries

[CAPTION]

                                                        Accumulated
                                                           Other
(Dollars in thousands         Common           Retained Comprehensive
except per share amounts)     Stock   Surplus  Earnings    Income  Total
------------------------------------------------------------------------------
Balance at December 31, 1996  $28,393   $29,148 $36,113 $  (194)    $93,460
Comprehensive net income           --        --  12,159     485      12,644
Dividend reinvestment plan         --        --     (80)     --         (80)
5% Stock dividend (283,322)     1,417     7,012  (8,429)     --          --
Stock options exercised
 (52,097 shares)                  260       856      --      --       1,116
Cash dividends paid
 ($.86 per share)                  --        --  (5,138)     --      (5,138)
Stock consideration for options
  exercised (9,514 shares)        (49)      (59)   (221)     --        (328)
------------------------------------------------------------------------------
Balance at December 31, 1997  $30,022   $36,957 $34,404    $291    $101,674
Comprehensive net income           --        --   3,128    (149)      2,979
Dividend reinvestment plan         --        --      (8)     --          (8)
Cash dividends paid
 ($.25 per share)                  --        --  (1,503)     --       1,503)
Stock options exercised
 (21,421 shares)                  107       402      --      --         509
Stock consideration for options
  exercised (2,434 shares)        (12)      (15)    (69)     --         (96)
------------------------------------------------------------------------------
Balance at March 31, 1998     $30,117   $37,344 $35,952    $142    $103,555
------------------------------------------------------------------------------

             Notes to Consolidated Financial Statements  (Unaudited)


Note 1.  Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp's ("Bancorp's") significant accounting policies is set forth in Note 1 to the consolidated financial statements in it's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.


Note 2. Investment Securities

Investment securities are summarized as follows:
                                             March 31, 1998
-----------------------------------------------------------------------------
                                              Gross       Gross     Estimated
                                  Amortized Unrealized  Unrealized  Fair
(In thousands)                      Cost      Gains      Losses     Value
-----------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies        $ 87,647 $   357    $  90      $ 87,914
  Obligations of states and
   political subdivisions                760       3       --           763
  Mortgage-backed securities          35,919     227       47        36,099
  Other debit securities              16,984      --       26        16,958
-----------------------------------------------------------------------------
Total debt securities                141,310     587      163       141,734
Equity securities                      9,918      --      125         9,793
-----------------------------------------------------------------------------
Total securities available for sale: 151,228     587      288       151,527
-----------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies            980      17       --           997
  Obligations of states and political
    Subdivisions                      70,911   1,656       18        72,549
  Mortgage-backed securities          20,116     163       --        20,279
----------------------------------------------------------------------------
Total securities to be held to
  maturity                            92,007   1,836       18        93,825
----------------------------------------------------------------------------
Total investment securities         $243,235 $ 2,423     $306      $245,352
----------------------------------------------------------------------------

                                 March 31, 1997
--------------------------------------------------------------------------
                                             Gross       Gross     Estimated
                               Amortized   Unrealized  Unrealized  Fair
(In thousands)                   Cost         Gains     Losses     Value
--------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies     $57,833    $   31    $ 328       $  57,536
  Obligations of states and
   political subdivisions          7,377        72        1           7,448
  Mortgage-backed securities     $59,643        70	 776	         58,937
---------------------------------------------------------------------------
Total debt securities            124,853       173    1,105         123,921
Equity securities                  6,499        --       --           6,499
---------------------------------------------------------------------------
Total securities available
 for sale:                       131,352       173    1,105         130,420
---------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies     11,950        28      181          11,797
  Obligations of states and
    political subdivisions        62,976       713      353          63,336
  Mortgage-backed securities      24,510        33      560          23,983
---------------------------------------------------------------------------
Total securities to be held
  to maturity                     99,436       774    1,094          99,116
---------------------------------------------------------------------------
Total investment securities     $230,788      $947   $2,199        $229,536
---------------------------------------------------------------------------

                                 December 31, 1997
--------------------------------------------------------------------------
                                             Gross       Gross     Estimated
                               Amortized   Unrealized  Unrealized  Fair
(In thousands)                   Cost         Gains     Losses     Value
--------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies     $ 79,940   $  419    $   39      $ 80,320
  Obligations of states and
   political subdivisions           1,021        6        --         1,027
  Mortgage-backed securities       41,841      255        76        42,020
---------------------------------------------------------------------------
Total-debt securities             122,802      680       115       123,367
Equity securities                  12,698       --        --        12,698
---------------------------------------------------------------------------
Total securities available
 for sale:                        135,500      680       115       136,065
---------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies       4,967       33        --         5,000
  Obligations of states and
    political subdivisions         68,079    1,444        10        69,513
  Mortgage-backed securities       21,894      243        --        22,137
---------------------------------------------------------------------------
Total securities to be held
  to maturity                      94,940    1,720        10        96,650
---------------------------------------------------------------------------
Total investment securities      $230,440   $2,400     $ 125      $232,715
---------------------------------------------------------------------------

Bancorp classifies its investments in debt and equity securities in two categories: held-to-maturity and available-for-sale. Securities classified as held-to-maturity are those debt securities that Bancorp has both the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method.

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

The amortized cost and estimated fair values of investments at March 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Amortized      Fair
(in thousands)                            Cost        Value
---------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                       $26,292         $26,277
  After 1 but within 5 years           50,923          50,947
  After 5 years but within 10 years    28,176          28,411
  Mortgage-backed securities           35,919          36,099
  Equity securities                     9,918           9,793
---------------------------------------------------------------------------
Total securities available
  for sale                            151,228         151,527
---------------------------------------------------------------------------
Held-to-maturity:
  Within 1 year                         5,571           5,623
  After 1 but within 5 years           32,392          33,225
  After 5 years but within 10 years    31,557          32,327
  After 10 years                        2,371           2,371
  Mortgage-backed securities           20,116          20,279
---------------------------------------------------------------------------
  Total securities to be held to
    maturity                           92,007          93,825
---------------------------------------------------------------------------
Total investment securities          $243,235        $245,352
---------------------------------------------------------------------------

The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $120.2 million at March 31, 1998.
<PAGE

Note 3. Loans

Loans, net of unearned income, consist of the following:

                                         March 31,      December 31,
----------------------------------------------------------------------
(In thousands)                         1998       1997        1997
----------------------------------------------------------------------
Real Estate Loans
  Construction and land development    $29,372    $ 30,163  $ 30,621
  Secured by farmland                    5,840       6,645     5,970
  Residential mortgage                 184,337     185,538   185,798
  Other mortgage                       148,902     128,196   146,197
Agricultural                               600         808       795
Commercial and industrial loans         77,959      67,278    79,984
Consumer                               265,202     255,113   271,721
Other loans                              3,145       4,663     3,048
----------------------------------------------------------------------
Totals                                $715,357    $678,404  $724,134
----------------------------------------------------------------------


Loans to states and political subdivisions and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the statement of condition.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.


Note 4. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:
                                            March 31,     December 31,
----------------------------------------------------------------------
(In thousands)                         1998       1997        1997
----------------------------------------------------------------------
Bank premises and land                 $22,531    $22,407    $22,531
Furniture and equipment                 17,931     17,850     17,712
Leasehold improvements                   1,763      1,760      1,763
----------------------------------------------------------------------
                                        42,225     42,017     42,006
Less accumulated depreciation
  and amortization                     (17,866)   (16,641)   (17,241)
-----------------------------------------------------------------------
Net premises and equipment             $24,359    $25,376    $24,765
-----------------------------------------------------------------------

Note 5.  Comprehensive Income

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. In accordance with the requirements of this Statement, comprehensive income and its components, as recognized under the accounting standards, are displayed in a financial statement with the same prominence as other financial statements. As of the March 31, 1998 interim reporting date, unrealized gains (losses) on securities is the only item included in other comprehensive income.

Note 6.  Earnings Per Share

Earnings per share ("EPS") data is computed and presented in accordance with FASB Statement No. 128, "Earnings Per Share." As prescribed by the Statement, the presentation of primary EPS has been replaced with the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders ("numerator") by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits ("denominator"). Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus the dilutive effect of outstanding stock options.

--------------------------------------------------------------------------
                                                       March 31,
(in thousands except per share amounts)         1998           1997
--------------------------------------------------------------------------
Basic EPS
  Net income available to common stockholders   $3,128       $2,724
  Average shares outstanding                     6,016        5,969
  BasicEPS                                      $ 0.52        $0.46
Diluted EPS
  Net income available to common stockholders   $3,128       $2,724
  Average shares outstanding                     6,016        5,969
  Effect of dilutive securities (options)           70           41
  Average shares outstanding-diluted             6,086        6,010
  Diluted EPS                                   $ 0.51       $ 0.45
--------------------------------------------------------------------------

Note 7.  Future Changes in Accounting Principles

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, their major customers, and the nature of differences between reportable segment measurements and those used for the consolidated entity. This statement is effective for all periods ending after December 15, 1997. Adoption in interim financial statements is not required until the year following initial adoption. Once adopted, however, comparative prior period information is required. Adoption of this Statement is not expected to have a material impact on Bancorp.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's net income for the first quarter of 1998 was $3.128 million, or $0.52 basic earnings per share, an increase of 15% compared with net income of $2.724 million, or $0.46 basic earnings per share, for the first quarter of 1997. Per share amounts reported previously have been restated to give effect to a 5% stock dividend paid in August 1997. Earnings growth was largely attributed to a 7.8% increase in net interest income compared with the same period last year, driven by a nearly 6% increase in average interest-earning assets and a five basis point increase in the net interest margin, coupled with effective control of overhead costs.

Returns on average assets and average equity were 1.21% and 12.46%, respectively, for the first quarter of 1998 compared with 1.11% and 11.91%, respectively, for the first quarter of 1997.

Results of Operations

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 75% of Bancorp's gross revenue. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the first quarter are presented on a year-to-year comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased $738,000, or 7.1%, compared with the first quarter of last year. The increase was primarily attributed to an increase in the volume of loans and average rate earned thereon complemented by successful funding strategies which limited the overall increase in the average cost of funds to only three basis points above the prior year. Average earning assets increased $54.5 million, or 5.9%, for the first quarter of 1998 compared with the first quarter of 1997. Loan demand was strong, resulting in an increase in the average loan portfolio balance of $46.1 million, or 6.8%. The average balance in the investment portfolio declined slightly, however the average investment in short-term funds, consisting of federal funds sold and interest-bearing deposits increased $10.3 million as Bancorp positioned itself to meet forecasted loan demand in the near term. The yield on earning assets across all sectors increased three basis points to 8.22% compared with the first quarter of last year.

Average interest-bearing deposits increased $26.5 million or 3.8%. Growth occurred in nearly all deposit products assisted by the introduction of new deposit products and pricing methods. Additional funding was provided principally by Federal Home Loan Bank advances, which increased $6.3 million or 10.9% compared with the first quarter of 1997. This increase was due in part to a balance sheet leveraging strategy implemented in mid-1997.


TABLE 1. CONSOLIDATED AVERAGE BALANCES, INTEREST AND AVERAGE RATES (TAXABLE EQUIVALENT BASIS)

                                                March 31,
----------------------------------------------------------------------------
	                              1998                        1997
----------------------------------------------------------------------------
                        YTD                          YTD
(Dollars               Average             Average Average             Average
in thousands)          Balance   Interest  Rate    Balance   Interest	 Rate
----------------------------------------------------------------------------
ASSETS
Interest-earning
 assets short-term
 funds               $   15,313   $  177  4.62%    $   5,051 $  50     3.96%
-----------------------------------------------------------------------------
Total investment
  securities
  - Tax-exempt(1)             70,201    1,265  7.21        70,645  1,318     7.46
-----------------------------------------------------------------------------
Total investment
  securities
  - Taxable             165,271   2,609   6.31       166,672  2,658    6.38
----------------------------------------------------------------------------
Total investment
  securities            235,472   3,874   6.58       237,317  3,976    6.70
----------------------------------------------------------------------------
Total loans             721,196  15,644   8.80       675,094 14,507    8.71
----------------------------------------------------------------------------
Total interest-earning
  assets                971,981  19,695   8.22       917,462 18,533    8.19
----------------------------------------------------------------------------
Total noninterest-
  earning assets         73,455                       77,885
----------------------------------------------------------------------------
TOTAL ASSETS         $1,045,436                     $995,347
----------------------------------------------------------------------------
LIABILITIES
Interest-bearing
 liabilities
  Interest-bearing
    deposits
  Savings            $  109,765     666   2.46%      114,159    717    2.55%
  Interest checking     112,194     535   1.93       101,748    508     2.02
  Money market savings  125,810   1,013   3.27       113,642    851     3.04
  Total time deposits   367,177   4,905   5.42       358,918  4,757     5.38
----------------------------------------------------------------------------
Total interest
  -bearing deposits     714,946   7,119   4.04      688,467   6,833     4.03
----------------------------------------------------------------------------
Borrowed funds
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase             43,819    549    5.08       41,458     495     4.84
 Other short-term
  borrowings             30,327    430    5.75       52,874     742     5.69
----------------------------------------------------------------------------
  Total short-term
   borrowings            74,146    979    5.35       94,332   1,237     5.32
----------------------------------------------------------------------------
  Long-term borrowings   35,301    495    5.69        6,685      99     6.01
----------------------------------------------------------------------------
  Total borrowed funds  109,447  1,474    5.46      101,017   1,336     5.36
----------------------------------------------------------------------------
Total interest-bearing
 liabilities            824,393  8,593    4.23      789,484   8,169     4.20
----------------------------------------------------------------------------
Noninterest-bearing
 liabilities
  Demand deposits       106,617                     101,802
  Other liabilities      12,632                      11,341
  Shareholders' equity  101,794                      92,720
----------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY          $1,045,436                     101,802
----------------------------------------------------------------------------
NET INTEREST INCOME      11,102                     $10,364
----------------------------------------------------------------------------
NET INTERST SPREAD                        3.99%                        3.99%
----------------------------------------------------------------------------
NET INTEREST MARGIN AS A
  PERCENT OF EARNINGS ASSETS              4.63%                        4.58%
----------------------------------------------------------------------------

Despite the relative stability of market interest rates for the comparable periods, the net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, increased five basis points to 4.63% compared with the first quarter of last year.

Provision for Credit Losses.

Bancorp increased the provision for credit losses by 17% to $525,000 for the first quarter of 1998 compared with $450,000 for the first quarter of 1997. The increase is largely attributable to a 5.4% increase in total loans.

Noninterest Income.

Noninterest income increased $60,000, or 2.0%, for the first quarter of 1998 compared with the first quarter of 1997. Excluding income from credit card merchant processing for the first quarter of 1997, noninterest income increased $446,000, or 17%, driven largely by higher transaction volume. The merchant processing line of business was sold at a substantial gain in the third quarter of 1997. Several major sources of noninterest income increased as management's strategic emphasis on new sources of revenue and innovative marketing and distribution of products and services continued to develop revenue enhancement opportunities. Trust income, increased $47,000, or 7.7%, compared with the first quarter of 1997. The market value of trust assets under management reached $414 million at March 31, 1998, a 29% increase from $320 million at March 31, 1997. Trust income for the first quarter of 1997 included a large estate settlement fee. Service charges on deposit accounts increased $92,000, or 7.5%, attributed to related deposit growth. Gains on sales of loans also increased $104,000 for the first quarter of 1998 compared with the same quarter last year due to the favorable rate environment and high refinance activity.

Noninterest Expense.

Noninterest expense increased $122,000, or 1.4%, for the first quarter of 1998 compared with the first quarter of last year. Excluding expenses associated with credit card merchant processing for the first quarter of 1997, noninterest expense increased $436,000, or 5.2%. Salaries and benefits increased $124,000, or 2.7%, largely due to merit-based compensation increases. Occupancy and equipment expense increased $64,000, or 4.4%. Other operating expense, excluding the credit card merchant processing expense recorded last year, increased $248,000, or 11%, reflecting continued investments in product and service delivery, information technology, and market research. Bancorp's efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income and recurring noninterest income) declined from 63.2% for the period ended March 31, 1997, to 60.6% for the period ended March 31, 1998, evidencing improved control of operating expenses.

Income Taxes.

The provision for income taxes increased 21.2% to $1.3 million for the first quarter of 1998, from $1.1 million for the first quarter of 1997, largely related to a 17% increase in income before taxes. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rate for the first quarter of 1998 was 29.5% compared with 28.4% for the first quarter of 1997. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities. As net income increased from 1997 to 1998 and the percentage of tax-exempt interest declined relative to net income before taxes, the effective tax rate increased.
NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past-due loans. Total nonperforming assets at March 31, 1998 declined $3.5 million compared with year earlier levels and declined $326,000 since year-end 1997. Loans past due 90 days or more as to interest or principal decreased $920,000 compared with prior year levels and increased $325,000 since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio

POTENTIAL PROBLEM LOANS

At March 31, 1998, Bancorp had $11.0 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 1997, potential problem loans totaled $11.2 million. As of March 31, 1998, management does not believe that these loans present any significant risk of loss.


TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS

                                         March 31,         December 31
----------------------------------------------------------------------------
(Dollars in thousands)              1998         1997          1997
----------------------------------------------------------------------------
Nonperforming assets:
  Nonaccrual loans(1)	        $  5,159        $ 7,032       $ 5,396
  Other real estate owned
   net of  valuation allowance(2)	 4,966	      6,577         5,055
----------------------------------------------------------------------------
Total nonperforming assets        $10,125        $13,609       $10,451
----------------------------------------------------------------------------
Loans past due 90 or more days
  as to interest or principal(3)    $   863        $ 1,783      $    538
----------------------------------------------------------------------------
Nonperforming loans to total loans  0.72%           1.04%         0.75%
Nonperforming assets to total loans
  and other real estate owned       1.41%           1.99%         1.43%
Nonperforming assets to total
  assets                            0.95%           1.36%         1.00%
Allowance for credit losses times
  nonperforming loans               1.87x           1.34x         1.77x
Allowance for credit losses times
  nonperforming assets              0.95x           0.69x         0.91x

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

     (3) Nonaccrual loans are not included.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level, which in management's judgement, is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance is performed considering factors such as historical relationships among loans outstanding, loss experience, delinquency levels, individual loan reviews, and evaluation of the present and future local and national economic environment. While management believes the allowance for credit losses is adequate at March 31, 1998, the estimate of losses and related allowance are subject to change due to economic and other uncertainties inherent in the estimation process.

As reflected in Table 4, the allowance for credit losses as a percentage of total loans decreased, principally attributed to improved credit quality as evidenced by the decline in both nonperforming loans, as referenced above, and net chargeoffs.

Bancorp had loans amounting to approximately $4.2 million and $5.8 million at March 31, 1998 and March 31, 1997, respectively, that were specifically classified as impaired and included in nonaccrual loans in Table 3. The average balance of impaired loans for the three months ended March 31, 1998 and 1997 amounted to $3.9 million and $6.0 million, respectively. Cash receipts for these same periods were $178,000 and $162,000, respectively. All cash receipts were applied to reduce the principal balance of those impaired loans, and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was $778,000 and $334,000, at March 31, 1998 and March 31, 1997, respectively.

TABLE 4.	ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                 Period ended
-----------------------------------------------------------------------------
                                             March 31,         December 31,
-----------------------------------------------------------------------------
(Dollars in thousands)                  1998        1997           1997
-----------------------------------------------------------------------------
Average loans outstanding less average
  unearned income (1)	               $720,554    $674,570      $694,898
-----------------------------------------------------------------------------
Allowance for credit losses at
  beginning of year                     $  9,530    $  9,639      $  9,639
-----------------------------------------------------------------------------
Charge-offs:
  Real estate                                 96         122           371
  Commercial and industrial                   --          --            24
  Consumer                                   958       1,260         4,345
-----------------------------------------------------------------------------
Total loans charged-off                    1,054       1,382         4,740
-----------------------------------------------------------------------------
Recoveries
  Real estate                                  8          74           416
  Commercial and industrial                   --          --             7
  Consumer                                   636         653         2,408
-----------------------------------------------------------------------------
Total recoveries                             644         727         2,831
-----------------------------------------------------------------------------
Net charge-offs                              410         655         1,909
-----------------------------------------------------------------------------
Additions charged to operating expense       525         450         1,800
-----------------------------------------------------------------------------
Allowance for credit losses at end of
  period                                  $9,645    $  9,434      $  9,530
-----------------------------------------------------------------------------
Ratio of net charge-offs to average
  loans outstanding                         0.06%       0.10%         0.27%
-----------------------------------------------------------------------------

(1) Exclusive of loans held for sale.

Table 5 presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.


TABLE 5.  ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES


                               March 31,        December 31,
------------------------------------------------------------------------------
                             1998                1997                 1997
------------------------------------------------------------------------------
(Dollars                         % Gross            % Gross           % Gross
in thousands)            Amount  Loans(1)    Amount    Loans(1)    Amount  Loans(1)
------------------------------------------------------------------------------
Real estate;
  Construction and land
    development          $1,528    4.1%    $2,153    4.4%      $1,479   4.2%
  Residential mortgage      554   25.8        561   27.3          600  25.7
  Other mortgage          1,983   20.8      1,283   18.9        1,795  20.2
Commercial and
 industrial                 787   10.9        593    9.9          714  11.0
Consumer                  3,748   37.1      3,291   37.7        4,084  37.6
Unallocated               1,045    1.3      1,553    1.8          858   1.3
------------------------------------------------------------------------------
Total allowance for
  credit losses          $9,645  100.0%    $9,434  100.0%      $9,530 100.0%
------------------------------------------------------------------------------
(1) Excludes loans held for sale.

YEAR 2000 COMPUTER READINESS

In July 1997, management initiated an enterprise-wide Assurance Plan ("Plan") to prepare Bancorp's computer systems and applications for the Year 2000. Approved and monitored by Bancorp's Board of Directors and overseen by senior management, the Plan is administered by a task team representing every relevant area of the company and sets forth a detailed time line that is intended to address all critical issues in a timely and prudent manner.

At March 31, 1998 Bancorp's Plan was on schedule and calls for testing of internal and external systems to be substantially complete by December 31, 1998. Contingency plans are being developed for vendors who service mission-critical applications and have indicated they may not be Year 2000 compliant within an acceptable time frame.

The assessment and resolution of internal and external Year 2000 issues under the Plan, and within the control of Bancorp, is not expected to have a material adverse impact on Bancorp or on its ability to conduct business. There can be no assurance, however, that there would be no adverse impact on Bancorp if vendors, service providers, major borrowers, or others with whom Bancorp conducts business, fail to achieve full Year 2000 compliance.

CAPITAL RESOURCES

Shareholders' equity totaled $103.6 million at March 31, 1998, an increase of 1.9% compared with the 1997 year-end level of $101.7 million, and an increase of 9.3% from the year earlier level of $94.7 million. The fair value of the available-for-sale portfolio declined $149,000 (net of deferred taxes) since year-end. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of March 31, 1998, as follows:



TABLE 6.	CAPITAL RATIOS

                Risk-based Capital
-----------------------------------------------------------------------------
               Tier 1      Total     Leverage
               Capital     Capital   Ratio
-----------------------------------------------------------------------------
Actual          13.00%     14.14%    9.67%
Minimum          4.00%      8.00%    3.00%
-----------------------------------------------------------------------------
Excess           9.00%      6.14%    6.67%
-----------------------------------------------------------------------------

Fair value adjustments to shareholders' equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is defined as the future changes in market prices that increase or decrease the value of financial instruments, i.e. cash, investments, loans, deposits and debt. Included in market risk are interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks. Bancorp's primary source of market risk is interest rate risk. Market risk sensitive financial instruments are entered into for purposes other than trading.

Interest rate risk refers to the exposure of Bancorp's earnings and capital to changes in interest rates. The magnitude of the effect of changes in market rates depends on the extent and timing of such changes and on Bancorp's ability to adjust. The ability to adjust is controlled by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and customer actions.

There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on Bancorp's earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

In determining the appropriate level of interest rate risk, Bancorp considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. To effectively measure and manage interest rate risk, traditional cumulative gap and simulation analysis are used to determine the impact on net interest income and the market value of portfolio equity ("MVE"). Bancorp attempts to manage interest rate sensitivity on the basis of when assets and liabilities will reprice as opposed to when then can reprice.

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Bancorp had a cumulative net liability position of $63.4 million within the one-year timeframe at March 31, 1998. This position indicated that Bancorp was exposed to the potential for decreased earnings if interest rates were to rise in the next twelve months. In that case, the Asset/Liability Management Committee ("ALCO") would consider actions to change Bancorp's asset mix, funding sources, and interest rates to mitigate any negative impact on net interest income.

Because of inherent limitations in traditional cumulative gap analysis, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing positions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 7 presents Bancorp's MVE at March 31, 1998.

TABLE 7.	EFFECTS OF CHANGES IN INTEREST RATES ON MVE AT March 31, 1998

(Dollars in thousands)
-----------------------------------------------------------------------------
                                                        Percent Change
-----------------------------------------------------------------------------
                                  Hypothetical
Change in         Market Value      Change          Hypothetical
Interest          of Portfolio     Increase          Increase       Board
Rates             Equity          (Decrease)	       (Decrease)      Limit(1)
-----------------------------------------------------------------------------
300 bp rise       $ 96,252        $ (19,780)       (17.0)%         (30.0)%
200 bp rise        103,121          (12,911)       (11.1)          (20.0)
100 bp rise        109,442           (6,590)        (5.7)          (10.0)
Base scenario      116,032               --           --              --
100 bp decline	    121,467            5,435          4.7           (10.0)
200 bp decline     127,229           11,197          9.6           (20.0)
300 bp decline     133,852           17,820         15.4           (30.0)

(1) Established by Bancorp's Board of Directors

                        PART II - Other Information

Item 6    Exhibits and Reports on Form 8-K                            Page
	(a)  Exhibits
	11   Statement Re: Computation of per share earnings              26
	27   Financial Data Schedule                                      27

	(b) No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1998.

Items 1 through 5 have been omitted since the item is either inapplicable or the answer is negative.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             F&M BANCORP
                                             --------------------------
                                             (Registrant)



April 14, 1998                               /s/ David L. Spilman
------------------                           --------------------------
Date                                         DAVID L. SPILMAN
                                             TREASURER


                                    Exhibit 11
                Statement re: Computation of Per Share Earnings

Earnings per share ("EPS") is calculated on a Basic EPS and Diluted EPS basis. Basic EPS excludes dilution and is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common shareholders is Net Income in the table below and as reported in Bancorp's income statement. No adjustments were required to net income for any EPS calculations.

Diluted EPS is calculated by adjusting the denominator for all dilutive potential common shares that were outstanding during the period. Bancorp had stock options outstanding during the periods presented below which had a dilutive effect on EPS. Therefore, the number of additional common shares that would have been outstanding if the options had been exercised is added to the denominator to arrive at the dilutive number of shares.

                              For the Three Months Ended March 31,

(Dollars in thousands               1998              1997
---------------------------------------------------------------------
Net income                         $    3,128          $    2,724
---------------------------------------------------------------------
Basic EPS
  Shares                            6,016,437           5,969,217
   EPS                             $     0.52          $     0.46

Dilutive shares
  Stock options                        69,190              40,529
  EPS                              $     0.01          $     0.01

Dilutive EPS
  Shares including options
                                    6,085,627           6,009.746
  EPS                              $     0.51          $     0.45


                                 Exhibit 27
             9 Financial Data Schedule for the First Quarter


[MULTIPLIER]                            1000
[PERIOD-TYPE]                          3-MOS
[FISCAL-YEAR-END]                DEC-31-1998
[PERIOD-START]                   JAN-01-1998
[PERIOD-END]                     MAR-31-1998
[CASH]                                32,474
[INT-BEARING-DEPOSITS]                 6,578
[FED-FUNDS-SOLD]                       7,318
[TRADING-ASSETS]                           0
[INVESTMENTS-HELD-FOR-SALE]          151,527
[INVESTMENTS-CARRYING]                92,007
[INVESTMENTS-MARKET]                  93,825
[LOANS]                              715,357
[ALLOWANCE]                            9,645
[TOTAL-ASSETS]                     1,063,702
[DEPOSITS]                           840,467
[SHORT-TERM]                          63,013
[LIABILITIES-OTHER]                   11,129
[LONG-TERM]                           45,538
[PREFERRED-MANDATORY]                      0
[PREFERRED]                                0
[COMMON]                              30,117
[OTHER-SE]                            73,438
[TOTAL-LIABILITIES-AND-EQUITY]     1,063,702
[INTEREST-LOAN]                       15,621
[INTEREST-INVEST]                      3,444
[INTEREST-OTHER]                         104
[INTEREST-TOTAL]                      19,242
[INTEREST-DEPOSIT]                     7,119
[INTEREST-EXPENSE]                     8,593
[INTEREST-INCOME-NET]                 10,649
[LOAN-LOSSES]                            525
[SECURITIES-GAINS]                        14
[EXPENSE-OTHER]                        8,770
[INCOME-PRETAX]                        4,438
[INCOME-PRE-EXTRAORDINARY]             3,128
[EXTRAORDINARY]                            0
[CHANGES]                                  0
[NET-INCOME]                           3,128
[EPS-PRIMARY]                           0.52
[EPS-DILUTED]                           0.51
[YIELD-ACTUAL]                          4.63
[LOANS-NON]                            5,159
[LOANS-PAST]                             853
[LOANS-TROUBLED]                           0
[LOANS-PROBLEM]                       10,978
[ALLOWANCE-OPEN]                       9,530
[CHARGE-OFFS]                          1,054
[RECOVERIES]                             644
[ALLOWANCE-CLOSE]                      9,645
[ALLOWANCE-DOMESTIC]                   8,600
[ALLOWANCE-FOREIGN]                        0
[ALLOWANCE-UNALLOCATED]                1,045



