Form 10-Q/A
period 1998-03-31
F&M BANCORP
filed 1998-05-21
CIK 736473

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

                              YES [X]      NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $5 par value, 6,028,800 shares outstanding as of April 30, 1998

                      Exhibit index located on page 25.

TABLE 6.	CAPITAL RATIOS

                Risk-based Capital
-----------------------------------------------------------------------------
               Tier 1      Total     Leverage
               Capital     Capital   Ratio
-----------------------------------------------------------------------------
Actual          12.98%     14.12%    9.66%
Minimum          4.00%      8.00%    3.00%
-----------------------------------------------------------------------------
Excess           8.98%      6.12%    6.66%
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



May 14, 1998                                 /s/ David L. Spilman
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

                                 Exhibit 27
             9 Financial Data Schedule for the First Quarter


[MULTIPLIER]                            1000
[PERIOD-TYPE]                          3-MOS
[FISCAL-YEAR-END]                DEC-31-1998
[PERIOD-START]                   JAN-01-1998
[PERIOD-END]                     MAR-31-1998
[CASH]                                32,474
[INT-BEARING-DEPOSITS]                 6,578
[FED-FUNDS-SOLD]                       7,318
[TRADING-ASSETS]                           0
[INVESTMENTS-HELD-FOR-SALE]          151,527
[INVESTMENTS-CARRYING]                92,007
[INVESTMENTS-MARKET]                  93,825
[LOANS]                              715,357
[ALLOWANCE]                            9,645
[TOTAL-ASSETS]                     1,063,702
[DEPOSITS]                           840,467
[SHORT-TERM]                          63,013
[LIABILITIES-OTHER]                   11,129
[LONG-TERM]                           45,538
[PREFERRED-MANDATORY]                      0
[PREFERRED]                                0
[COMMON]                              30,117
[OTHER-SE]                            73,438
[TOTAL-LIABILITIES-AND-EQUITY]     1,063,702
[INTEREST-LOAN]                       15,621
[INTEREST-INVEST]                      3,444
[INTEREST-OTHER]                         104
[INTEREST-TOTAL]                      19,242
[INTEREST-DEPOSIT]                     7,119
[INTEREST-EXPENSE]                     8,593
[INTEREST-INCOME-NET]                 10,649
[LOAN-LOSSES]                            525
[SECURITIES-GAINS]                        14
[EXPENSE-OTHER]                        8,770
[INCOME-PRETAX]                        4,438
[INCOME-PRE-EXTRAORDINARY]             3,128
[EXTRAORDINARY]                            0
[CHANGES]                                  0
[NET-INCOME]                           3,128
[EPS-PRIMARY]                           0.52
[EPS-DILUTED]                           0.51
[YIELD-ACTUAL]                          4.63
[LOANS-NON]                            5,159
[LOANS-PAST]                             863
[LOANS-TROUBLED]                           0
[LOANS-PROBLEM]                       10,978
[ALLOWANCE-OPEN]                       9,530
[CHARGE-OFFS]                          1,054
[RECOVERIES]                             644
[ALLOWANCE-CLOSE]                      9,645
[ALLOWANCE-DOMESTIC]                   8,600
[ALLOWANCE-FOREIGN]                        0
[ALLOWANCE-UNALLOCATED]                1,045