Form 10-Q
period 1998-06-30
F&M BANCORP
filed 1998-08-14
CIK 736473

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                      FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from -- to -- .

                            Commission file number 0-12638

                                     F&M BANCORP
                (Exact name of registrant as specified in its charter)


               Maryland                               52-1316473
    	(State or other jurisdiction         (I.R.S. Employer Identification No.)
     incorporation or organization)

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

Common Stock $5 par value, 6,395,629 shares outstanding as of August 10, 1998

                    Exhibit index located on page 27.

F&M BANCORP
TABLE OF CONTENTS


PART I:	FINANCIAL INFORMATION                                          PAGE

     Consolidated Balance Sheets,
     June 30, 1998 and 1997 (Unaudited) and December 31, 1997              3

     Consolidated Statements of Income (Unaudited),
     Three and Six Months Ended June 30, 1998 and 1997                     5

     Consolidated Statements of Comprehensive Income (Unaudited),
     Three and Six Months Ended June 30, 1998 and 1997                     7

     Consolidated Statements of Cash Flows (Unaudited),
     Six Months Ended June 30, 1998 and 1997                               8

     Consolidated Statements of Changes in Shareholders' Equity
     (Unaudited), Six Months Ended June 30, 1998 and Twelve Months
     Ended December 31, 1997                                              10

     Notes to Consolidated Financial Statements (Unaudited)               11

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                16

     Quantitative and Qualitative Disclosures about Market Risk           25

PART II     OTHER INFORMATION

     Item 4. Submission of Matters to Vote of Security Holders            27

     Item 6.  Exhibits and Reports on Form 8-K                            27

     Signatures                                                           27

                          CONSOLIDATED BALANCE SHEETS
                          F&M Bancorp and Subsidiaries

                                  June 30,      June 30,        December 31,
(Dollars in thousands,            1998          1997            1997
except per share amounts)       (Unaudited)   (Unaudited)
------------------------------------------------------------------------------
ASSSETS
Cash and due from banks           $ 35,930      $ 33,934	    $ 30,200
Federal fund sold                    9,011            --           1,700
Interest-bearing deposits with
 banks                               6,987         4,410           9,073
-----------------------------------------------------------------------------
Total cash and cash equivalents     51,928        38,344          40,973
-----------------------------------------------------------------------------
Loans held for sale                    552           212             283
-----------------------------------------------------------------------------
Investment securities
 Held-to-maturity, fair value
 $91,361, $99,318, and $96,650,
 respectively                       89,876        98,526          94,940
Available-for-sale, at fair
 value                             164,620       155,342         136,065
----------------------------------------------------------------------------
Total investment securities        254,496       253,868         231,005
----------------------------------------------------------------------------
Loans, net of unearned income      716,518       692,053         724,295
Less:  Allowance for credit
 losses                             (9,797)       (9,731)         (9,530)
----------------------------------------------------------------------------
Net loans                          706,721       682,322         714,765
----------------------------------------------------------------------------
Bank premises and equipment, net    23,955        25,363          24,956
Other real estate owned              1,456         6,389           5,055
Interest receivable                  7,461         6,944           7,393
Intangible assets                    3,570         3,692           3,664
Other assets                        18,331        18,023          17,500
----------------------------------------------------------------------------
Total assets                    $1,068,470    $1,035,157      $1,045,594
----------------------------------------------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                     F&M Bancorp and Subsidiaries (cont.)

                                June 30,      June 30,        December 31,
(Dollars in thousands,          1998          1997            1997
except per share amounts)     (Unaudited)   (Unaudited)
----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Liabilities
Deposits
 Noninterest-bearing            $  110,303    $  112,608       $  113,215
 Interest-bearing                  734,915       697,849          708,752
----------------------------------------------------------------------------
Total deposits                     845,218       810,457          821,967
----------------------------------------------------------------------------

Federal funds purchased
 and securities sold under
 agreements to repurchase           50,599        59,095          45,051
Other short-term borrowings          8,903        51,637          41,342
Long term borrowings                50,173         6,320          24,114
Accrued interest and other
 liabilities                         9,925        10,838          11,653
----------------------------------------------------------------------------
Total liabilities                  964,818       938,347         944,127
----------------------------------------------------------------------------
Shareholders' equity
Common stock, par value $5 per share;
 authorized 50,000 shares;
 issued and outstanding 6,387,349
 shares (1), 5,980,786 shares, and
 6,004,469 shares, respectively     31,937        30,165          30,283
Surplus                             48,747        36,560          37,028
Retained earnings                   22,958        30,230          33,865
Accumulated other comprehensive
 income                                 10          (145)            291
----------------------------------------------------------------------------
Total shareholders' equity         103,652        96,810         101,467
----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity           $1,068,470    $1,035,157      $1,045,594
----------------------------------------------------------------------------
(1) Restated to reflect 5% stock dividend paid July 29, 1998.

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         F&M BANCORP and Subsidiaries


                                   Three months ended        Six months ended
(Dollars in thousands,                 June 30                 June 30
except per share amounts)          1998       1997         1998      1997
----------------------------------------------------------------------------
Interest Income
 Interest and fees on loans        $15,426    $15,022      $31,049   $29,490
 Interest and dividends on
  investment securities
    Taxable                          2,668      2,626        5,277     5,284
    Tax-exempt                         832        857        1,667     1,727
 Interest on deposits with banks       160         62          251        98
 Interest on federal funds sold        148         10          234        24
----------------------------------------------------------------------------
Total interest income               19,234     18,577       38,478    36,623
----------------------------------------------------------------------------
Interest Expense
 Interest on deposits                7,295      6,895       14,414    13,728
 Interest on federal funds
  purchased and securities
  sold under agreements to
  repurchase                           549       579         1,098     1,074
Interest on Federal Home Loan
  bank borrowings                      832       835         1,735     1,656
 Interest on other short-term
  borrowings                            53        41            87        74
-----------------------------------------------------------------------------
Total interest expense               8,729     8,350        17,334    16,532
-----------------------------------------------------------------------------
Net interest income                 10,505    10,227        21,144    20,091
 Provision for credit losses           525       450         1,050       900
-----------------------------------------------------------------------------
Net interest income after
 provision for credit losses         9,980     9,777        20,094    19,191
-----------------------------------------------------------------------------
Noninterest Income
 Trust income                          663       569         1,321     1,180
 Service charges on deposit accounts 1,369     1,334         2,687     2,560
 Gains on sales of securities           21         2            35         2
 Gains on sales of loans               306        61           453       104
 Gains (losses) on sales of property   395        20           395        15
 Other operating income              1,712     1,792         3,249     3,450
-----------------------------------------------------------------------------
Total noninterest income             4,466     3,778         8,140     7,311
----------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     F&M BANCORP and Subsidiaries (cont.)


                                   Three months ended        Six months ended
(Dollars in thousands,                 June 30                 June 30
except per share amounts)          1998       1997         1998      1997
----------------------------------------------------------------------------
Noninterest Expenses
 Salaries and employee benefits    $ 5,316    $ 4,924      $10,374   $ 9,857
 Occupancy and equipment expense     1,616      1,506        3,225     3,050
 Other operating expense             3,121      2,901        5,760     5,615
----------------------------------------------------------------------------
Total noninterest expenses          10,053      9,331       19,359    18,522
----------------------------------------------------------------------------
Income before provision for income
 taxes                               4,393      4,224        8,875     7,980
Provision for income taxes           1,260      1,309        2,587     2,371
----------------------------------------------------------------------------
Net Income                         $ 3,133    $ 2,915      $ 6,288   $ 5,609
----------------------------------------------------------------------------
Earnings per Common Share - Basic
 based on weighted average shares
 outstanding of 6,377,345 for 1998,
 6,329,008 for 1997(1)             $  0.49    $  0.46      $ 0.99    $  0.89
Earnings per Common Share - Diluted
  based on weighted average shares
  outstanding of 6,450,080 for 1998,
  6,370,437 for 1997 (1)           $0.48      $  0.46      $ 0.97    $  0.88
----------------------------------------------------------------------------
Dividends per Share (1)            $0.49      $  0.21      $ 0.72    $  0.42
----------------------------------------------------------------------------
(1) Restated to reflect 5% stock dividend paid July 29, 1998.


        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                          F&M BANCORP and Subsidiaries


                                   Three months ended        Six months ended
(Dollars in thousands,                 June 30                 June 30
except per share amounts)          1998       1997         1998      1997
----------------------------------------------------------------------------
Net income                         $3,133     $2,915       $6,288    $5,609
Other comprehensive income,
 net of tax:
  Unrealized (losses) gains
   on securities:
  Unrealized holding (losses) gains
   arising during period             (144)       509         (301)       49
  Less: reclassification adjustment
   for gains included in net income   (12)        --          (20)       --
----------------------------------------------------------------------------
Comprehensive income               $3,001     $3,424       $6,007    $5,658
----------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          F&M BANCORP and Subsidiaries

                                                        Six Months Ended
                                                            June 30,
(Dollars in thousands)                                 1998         1997
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $  6,288     $  5,609
Adjustments to reconcile net income to net cash
 provided by operating activities
  Provision for credit losses                         1,050          900
  Provision for other real estate owned	                  2           --
  Depreciation and amortization                         933        1,303
  Amortization of intangibles                           259          262
  Net premium amortization on investment securities     121          247
  Increase in interest receivable                       (68)        (243)
  Increase (decrease) in interest payable                23          (67)
  Deferred income tax benefit                           (59)         (15)
  Amortization (accretion) of net loan origination
   cost (fees)                                          (94)          85
  Gain on sales of property                            (155)         (15)
  (Gain) loss on sales/calls of securities              (35)           2
  (Increase) decrease in loans held for sale           (269)          97
  Increase in other assets                           (1,417)         (10)
  Decrease in other liabilities                      (1,034)      (1,289)
----------------------------------------------------------------------------
Net cash provided by operating activities             5,545        6,866
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities to be held
  to maturity                                       (6,303)      (1,110)
 Purchases of investment securities available
  for sale                                         (95,092)     (56,883)
 Proceeds from sales/calls of securities held
  to maturity                                         8,924           --
 Proceeds from sales/calls of securities
  available for sale                                 17,844           --
 Proceeds from maturing securities available
  for sale                                           48,290       47,765
 Proceeds from maturing securities held to maturity   2,309        2,008
 Net decrease (increase) in loans                     7,139      (22,507)
 Purchases of premises and equipment                   (200)      (1,377)
 Proceeds from sales of property                      3,851          107
 Other investing activities                             199        1,003
----------------------------------------------------------------------------
Net cash used in investing activities               (13,039)     (30,994)
----------------------------------------------------------------------------


          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     F&M BANCORP and Subsidiaries (cont.)


                                                        Six Months Ended
                                                            June 30,
(Dollars in thousands)                                 1998         1997
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  deposits, interest-bearing checking,
  savings and money market accounts                11,888       15,900
 Net increase (decrease) in certificates
  of deposit                                       11,363         (193)
 Net increase in securities sold under
  agreements to repurchase                          5,548       17,219
 Net increase (decrease) in long-term borrowings   26,059         (366)
 Net decrease in other short-term borrowings      (32,440)      (6,694)
 Cash dividends paid                               (4,609)      (2,503)
 Dividend reinvestment plan                           (18)         (63)
 Proceeds from issuance of common stock               658          382
----------------------------------------------------------------------------
Net cash provided by financing activities          18,449       23,682
----------------------------------------------------------------------------
 Net increase (decrease) in cash and cash
  Equivalents                                      10,955        (446)
 Cash and cash equivalents at beginning of period  40,973      38,790
----------------------------------------------------------------------------
Cash and cash equivalents at end of period        $51,928     $38,344
----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for interest                       $17,306     $16,569
 Cash payments for income tax                       2,496       2,856

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Fair value adjustment for securities available
  for sale, net of deferred income taxes (benefits)
  payable                                            (281)         49
----------------------------------------------------------------------------

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                         F&M BANCORP and Subsidiaries


                                                            Accumulated
                                                            Other
(Dollars in thousands,         Common             Retained  Comprehensive
except per share amounts)      Stock     Surplus  Earnings  Income     Total
------------------------------------------------------------------------------
Balance at December 31, 1996	 $28,654   $29,214  $35,625  $ (194)    $93,299
Comprehensive net income            --        --   12,108     485      12,593
Dividend reinvestment plan          --        --      (80)     --         (80)
5% Stock dividend
 (283,322 shares)                1,416     7,013   (8,429)     --          --
Stock options exercised
 (52,097 shares)                   260       861       --      --       1,121
Cash dividends paid
 ($.81 per share)                   --        --   (5,138)     --      (5,138)
Stock consideration for options
 exercised (9,514 shares)          (47)      (60)    (221)     --        (328)
------------------------------------------------------------------------------
Balance at December 31, 1997   $30,283   $37,028  $33,865  $  291    $101,467
Comprehensive net income            --        --    6,288    (281)      6,007
Dividend reinvestment plan          --        --      (18)     --         (18)
5% Stock dividend (302,819
 shares)(1)                      1,514    10,977  (12,491)     --          --
Cash dividends paid
 ($.72 per share)                   --        --   (4,609)     --      (4,609)
Stock options exercised
 (30,664 shares)                   153       759       --      --         912
Stock consideration for options
 exercised (2,720 shares)          (13)      (17)     (77)     --        (107)
------------------------------------------------------------------------------
Balance at June 30, 1998       $31,937   $48,747  $22,958  $   10    $103,652
------------------------------------------------------------------------------
(1) 5% Stock Dividend paid July 29, 1998.

             Notes to Consolidated Financial Statements  (Unaudited)


Note 1.  Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp's ("Bancorp's") significant accounting policies is set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.

Note 2. Acquisition

On May 29, 1998, Bancorp consummated a merger with Keller-Stonebraker Insurance, Inc. ("KSI"), a Hagerstown, Maryland based, full-line independent insurance agency with offices in Hagerstown and Cumberland, MD and Keyser, WV. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the accounts of KSI for all periods presented.

Note 3. Investment Securities



Investment securities are summarized as follows:
                                        June 30, 1998
------------------------------------------------------------------------------
                                           Gross       Gross    Estimated
                             Amortized   Unrealized Unrealized    Fair
(In thousands)                  Cost       Gains       Losses     Value
------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies      $ 98,476   $   327    $  118     $ 98,685
 Obligations of states and
  political subdivisions              636         1         3          634
 Mortgage-backed securities         8,492        --       107        8,385
 Other debit securities            31,139       158        57       31,240
------------------------------------------------------------------------------
Total debt securities             138,743       486       285      138,944
Equity securities                  25,801        --       125       25,676
------------------------------------------------------------------------------
Total securities available for
 sale:                            164,544       486       410      164,620
------------------------------------------------------------------------------
Held-to-maturity:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies           985        15        --        1,000
 Obligations of states and political
  subdivisions                     70,956     1,327        30       72,253
 Mortgage-backed securities        17,935       173        --       18,108
------------------------------------------------------------------------------
Total securities to be held to
 maturity                          89,876     1,515        30       91,361
------------------------------------------------------------------------------
Total investment securities      $254,420    $2,001      $440     $255,981
------------------------------------------------------------------------------



                                        June 30, 1997
------------------------------------------------------------------------------
                                           Gross       Gross    Estimated
                             Amortized   Unrealized Unrealized    Fair
(In thousands)                  Cost       Gains       Losses     Value
------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies      $62,888    $   94     $ 138      $  62,844
 Obligations of states and
  political subdivisions           6,216        37        --          6,253
 Other securities                 24,960        --        --         24,960
 Mortgage-backed securities       53,882       213       320         53,775
------------------------------------------------------------------------------
Total debt securities            147,946       344       458        147,832
Equity securities                  7,510        --        --          7,510
------------------------------------------------------------------------------
Total securities available
 for sale:                       155,456       344       458        155,342
------------------------------------------------------------------------------
Held-to-maturity:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies       11,951        33        75        11,909
 Obligations of states and
  political subdivisions          62,696     1,027        95        63,628
 Mortgage-backed securities       23,879        88       186        23,781
------------------------------------------------------------------------------
Total securities to be held
 to maturity                      98,526     1,148       356        99,318
------------------------------------------------------------------------------
Total investment securities     $253,982    $1,492     $ 814      $254,660
------------------------------------------------------------------------------


                                           December 31, 1997
------------------------------------------------------------------------------
                                           Gross       Gross    Estimated
                             Amortized   Unrealized Unrealized    Fair
(In thousands)                  Cost       Gains       Losses     Value
------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies      $ 79,940   $  419     $   39     $ 80,320
 Obligations of states and
  political subdivisions            1,021        6         --        1,027
 Mortgage-backed securities        41,841      255         76       42,020
------------------------------------------------------------------------------
Total-debt securities             122,802      680        115      123,367
Equity securities                  12,698       --         --       12,698
------------------------------------------------------------------------------
Total securities available
 for sale:                        135,500      680        115      136,065
------------------------------------------------------------------------------
Held-to-maturity:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         4,967       33         --        5,000
 Obligations of states and
  political subdivisions           68,079    1,444         10       69,513
 Mortgage-backed securities        21,894      243         --       22,137
------------------------------------------------------------------------------
Total securities to be held
 to maturity                       94,940    1,720         10       96,650
------------------------------------------------------------------------------
Total investment securities      $230,440   $2,400     $  125     $232,715
------------------------------------------------------------------------------

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

Regardless of the classification, dividend and interest income, including amortization of premiums and accretion of discounts arising at acquisition, are included in interest income in the consolidated statements of income. Realized gains and losses, if any, determined based on the adjusted cost of the specific securities sold, are reported as a separate line item in noninterest income in the consolidated statements of income.

The amortized cost and estimated fair values of investments at June 30, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                         Amortized        Fair
(in thousands)                             Cost          Value
------------------------------------------------------------------------------
Available-for-sale:
 Within 1 year                            $27,826         $27,728
 After 1 but within 5 years                51,608          51,573
 After 5 years but within 10 years         28,170          28,403
 Mortgage-backed securities                31,139          31,240
 Equity securities                         25,801          25,676
------------------------------------------------------------------------------
 Total securities available for sale      164,544         164,620
------------------------------------------------------------------------------
Held-to-maturity:
 Within 1 year                              5,915           5,970
 After 1 but within 5 years                31,029          31,655
 After 5 years but within 10 years         32,012          32,641
 After 10 years                             2,985           2,987
 Mortgage-backed securities                17,935          18,108
------------------------------------------------------------------------------
Total securities to be held to maturity    89,876          91,361
------------------------------------------------------------------------------
Total investment securities              $254,420        $255,981
------------------------------------------------------------------------------

The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $119.3 million at June 30, 1998.

Note 4. Loans


Loans, net of unearned income, consist of the following:

                                         June 30,      December 31,
------------------------------------------------------------------------------
 (In thousands)                       1998         1997         1997
------------------------------------------------------------------------------
Real Estate Loans:
 Construction and land development   $25,266	      $ 30,416     $ 30,621
 Secured by farmland                   5,712          6,693        5,970
 Residential mortgage                182,030        187,562      185,798
 Other mortgage                      157,579        127,012      146,197
Agricultural                             557            920          795
Commercial and industrial loans       85,259         73,369       79,984
Consumer                             256,568        261,461      271,882
Other loans                            3,547          4,620        3,048
------------------------------------------------------------------------------
Totals                              $716,518       $692,053     $724,295
------------------------------------------------------------------------------

Loans to states and political subdivisions and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the statement of condition.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.


Note 5. Bank Premises and Equipment


Investments in bank premises and equipment are as follows

                                         June 30,      December 31,
------------------------------------------------------------------------------
 (In thousands)                       1998         1997         1997
------------------------------------------------------------------------------
Bank premises and land                $22,252      $22,691      $22,531
Furniture and equipment                18,800       18,541       18,358
Leasehold improvements                  1,806        1,803        1,784
------------------------------------------------------------------------------
                                       42,858       43,035       42,673
Less accumulated depreciation
 and amortization                     (18,903)     (17,672)     (17,717)
------------------------------------------------------------------------------
Net premises and equipment            $23,955      $25,363      $24,956
------------------------------------------------------------------------------

Note 6.  Comprehensive Income

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. In accordance with the requirements of this Statement, comprehensive income and its components, as recognized under the accounting standards, are displayed in a financial statement with the same prominence as other financial statements. As of the June 30, 1998 interim reporting date, unrealized gains (losses) on securities is the only item included in other comprehensive income.

Note 7.  Earnings Per Share

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

The calculations of earnings per share below are based on weighted average number of shares outstanding, adjusted for the 5% stock dividend paid July 29, 1998.

------------------------------------------------------------------------------
                                                      June 30,
(in thousands except per share amounts)          1998	      1997
------------------------------------------------------------------------------
Basic EPS:
 Net income available to common stockholders     $6,288     $5,609
 Average shares outstanding                       6,377      6,329
 Basic EPS                                       $ 0.99	$ 0.89
Diluted EPS:
 Net income available to common stockholders     $ 6,288    $5,609
 Average shares outstanding                        6,377     6,329
 Effect of dilutive securities (options)              73        41
 Average shares outstanding-diluted                6,450     6,370
 Diluted EPS                                      $ 0.97	$ 0.88
------------------------------------------------------------------------------

Note 8.  Future Changes in Accounting Principles

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's net income for the second quarter of 1998, including special items, was $3.1 million, or $0.49 basic earnings per share, an increase of 8% compared with net income of $2.9 million, or $0.46 basic earnings per share, for the second quarter of 1997. Per share and dollar amounts reported previously have been restated to give effect to a 5% stock dividend declared in June 1998 and the acquisition of Keller-Stonebraker, Inc. completed in May 1998 and accounted for as a pooling of interests. Before special items, earnings for the second quarter of 1998 increased 10% to $3.2 million, or $0.50 basic earnings per share. Special items reduced current-period earnings by $67,000 after tax, or $0.01 per share. Returns on average assets and average equity were 1.19% and 12.16%, respectively, for the second quarter of 1998 compared with 1.16% and 12.33%, respectively, for the second quarter of 1997.

For the six months ended June 30, 1998 compare with June 30, 1997, net income including special items increased 12% to $6.3 million, or $0.99 basic earnings per share, from $5.6 million, or $0.89 basic earnings per share. Returns on average assets and average equity were 1.21% and 12.37%, respectively, for the first half of 1998 compared with 1.13% and 12.08%, respectively, for the first six months of 1997.

Earnings growth for the current quarter and six-month period was largely attributed to loan growth, strong fee income and continued expense control.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 72% of Bancorp's gross revenue through the first half of 1998. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the second quarter and year-to-date periods are presented in Table 1. Net interest income on a taxable-equivalent basis increased by 2% to $11.0 million for the second quarter of 1998, and increased by 5% to $22.0 million for the first half of 1998 compared with corresponding periods for 1997. The increases were primarily attributed to higher volumes of loans and investment securities, partly offset by declines in average interest rates earned thereon. Growth in net interest income for the quarter and year-to-date periods was suppressed, however, by a change in the mix of earning assets favoring short-term investments, which provided added liquidity to satisfy anticipated loan demand. Average loan growth slowed to 5% in the second quarter of 1998 compared with 6% growth between the comparable six-month periods.

Average interest-bearing deposits increased by 5% for the comparable quarter and six-month periods, at average interest rates only slightly higher in 1998. While savings deposits continue to decline in line with industry trends, growth was achieved in all other major deposit categories assisted by the introduction of new deposit products and pricing changes. Deposits have been supplemented largely by Federal Home Loan Bank advances, which increased by 13% and 19% for the quarter and year-to-date periods, respectively. FHLB borrowings have been a dependable source of relatively low-cost funds to support growth in loans and investment securities.


Table 1. Consolidated Average Balances, Interest and Average Rates
         (Taxable Equivalent Basis)

                                               June 30,
------------------------------------------------------------------------------
                                   1998                       1997
------------------------------------------------------------------------------
                       YTD Average          Average  YTD Average       Average
(Dollars in thousands)   Balance   Interest  Rate     Balance Interest Rate
------------------------------------------------------------------------------
ASSETS
Interest-earning assets
Short-term funds     $  19,512    $   485   4.97%	    $ 6,030 $  124	4.11%
------------------------------------------------------------------------------
Total investment securities
 - Tax-exempt(1)        70,613      2,526   7.15       70,221  2,617	7.45
------------------------------------------------------------------------------
Total investment securities
 - Taxable             169,866      5,277   6.21      165,377  5,284  6.39
------------------------------------------------------------------------------
Total investment
 securities            240,479      7,803   6.49      235,598  7,901  6.71
------------------------------------------------------------------------------
Total loans            719,879     31,094   8.71      681,389 29,560  8.75
------------------------------------------------------------------------------
Total interest-earning
 assets                979,870     39,382   8.10      923,017 37,585  8.21
------------------------------------------------------------------------------
Total noninterest-earning
 assets                 72,277                         78,927
------------------------------------------------------------------------------
TOTAL ASSETS        $1,052,147                     $1,001,944
------------------------------------------------------------------------------
LIABILITIES
Interest-bearing liabilities
 Interest-bearing deposits
 Savings            $  110,568    $ 1,344   2.45%	 $  115,496 $1,455 2.54%
 Interest checking	   113,109      1,085   1.93      103,040  1,027 2.01
 Money market savings  129,544      2,127   3.31      114,290  1,719 3.03
 Total time deposits   368,413      9,858   5.40      357,246  9,527 5.38
------------------------------------------------------------------------------
Total interest-bearing
 deposits              721,634     14,414   4.03      690,072 13,728 4.01
------------------------------------------------------------------------------
Borrowed funds
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase            43,758      1,098   5.06       42,766  1,074 5.06
 Other short-term
  borrowings            24,185        705   5.88       54,091  1,533 5.72
------------------------------------------------------------------------------
Total short-term
  borrowings            67,943      1,803   5.35       96,857  2,607 5.43
------------------------------------------------------------------------------
Long-term borrowings    40,160      1,117   5.61        5,994    197 6.63
------------------------------------------------------------------------------
 Total borrowed funds  108,103      2,920   5.45      102,851  2,804 5.50
------------------------------------------------------------------------------
Total interest-bearing
 liabilities           829,737     17,334   4.21      792,923 16,532 4.20
------------------------------------------------------------------------------
Noninterest-bearing
  liabilities
 Demand deposits      108,441                         103,253
 Other liabilities     11,427                          12,121
 Shareholders' equity 102,542                          93,647
------------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY        $1,052,147                      $1,001,944
------------------------------------------------------------------------------
NET INTEREST INCOME *             $22,048                    $21,053
------------------------------------------------------------------------------
NET INTEREST SPREAD                        3.89%                     4.01%
------------------------------------------------------------------------------
NET INTEREST MARGIN AS A
 PEPRCENT OF EARNING ASSETS                4.54%                     4.60%
------------------------------------------------------------------------------




                                           June 30,
------------------------------------------------------------------------------
                                     1998                     1997
------------------------------------------------------------------------------
(Dollars in          QTD Average          Average  QTD Average        Average
thousands)             Balance   Interest  Rate     Balance Interest  Rate
------------------------------------------------------------------------------
ASSETS
Short-term interest
 bearing deposits    $  23,223  	$   308  5.31%     $ 6,849 $   75  4.38%
------------------------------------------------------------------------------
Total investment
 securities
 - Tax-exempt(1)        71,021       1,260  7.10       69,802  1,300  7.45
------------------------------------------------------------------------------
Total investment
 securities
 - Taxable             174,329       2,668  6.12      164,104  2,626  6.40
------------------------------------------------------------------------------
Total investment
 securities            245,350       3,928  6.40      233,906  3,926  6.71
------------------------------------------------------------------------------
Total loans            718,433      15,450  8.63      687,397 15,054  8.78
------------------------------------------------------------------------------
Total interest
 - earning assets      987,006      19,686  8.00      928,152 19,055  8.23
------------------------------------------------------------------------------
Total noninterest
 - earning assets       70,483                         79,122
------------------------------------------------------------------------------
TOTAL ASSETS        $1,057,489                     $1,007,274
------------------------------------------------------------------------------
LIABILITIES
Interest-bearing
 liabilities
  Interest-bearing
   deposits
  Basic savings, time
   open & clubs      $111,362     $   677  2.44%   $  116,861 $  738  2.53%
  Interest checking   114,013         550  1.93       104,427    520  2.00
  Money market
   savings            133,238       1,115  3.36       115,474    867  3.01
  Total time deposits 369,635       4,953  5.37       355,098  4,770  5.39
------------------------------------------------------------------------------
Total interest-bearing
 Deposits             728,248       7,295  4.02       691,860  6,895  4.00
------------------------------------------------------------------------------
Borrowed funds
 Federal funds
  purchased and
  repurchase accounts  43,696         549  5.04        44,059    578  5.26
 Other short-term
  borrowings           17,822         263  5.90        54,952    777  5.67
------------------------------------------------------------------------------
Total short-term
 borrowings            61,518         812  5.29        99,011  1,355  5.49
------------------------------------------------------------------------------
Long-term
 borrowings            44,360         622  5.62         5,195     98	7.57
------------------------------------------------------------------------------
Total borrowed funds  105,878       1,434  5.43       104,206  1,453  5.59
------------------------------------------------------------------------------
Total interest-bearing
 liabilities          834,126       8,729  4.20       796,066  8,348  4.21
------------------------------------------------------------------------------
Non-interest bearing
 liabilities
  Demand deposits     110,244                         103,937
  Other liabilities     9,767                          12,445
  Shareholders'
   equity             103,352                          94,826
------------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY        $1,057,489                      $1,007,274
------------------------------------------------------------------------------
NET INTEREST
 INCOME *                        $10,957                      $10,707
------------------------------------------------------------------------------
NET INTEREST SPREAD                        3.80%                         4.02%
------------------------------------------------------------------------------
NET INTEREST MARGIN AS A
  PERCENT OF EARNING ASSETS                4.45%                         4.63%
------------------------------------------------------------------------------
* Based on an effective federal tax rate of 34% for 1998 and 1997.
(1) Based on amortized cost (i.e. excludes mark-to-market adjustments).

Despite the relative stability of market interest rates for the comparable periods, slowing loan growth and added liquidity contributed to a decline in the net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, by 18 basis points to 4.45% for the second quarter of 1998 compared with 4.63% the second quarter of last year. For the year-to-date periods, the net interest margin declined to 4.54% for 1998 from 4.60% for 1997.

Provision for Credit Losses.

Bancorp increased the provision for credit losses by 17% for the three- and six-month periods, to $525,000 and $1.1 million, respectively, for 1998 compared with $450,000 and $900,000, respectively, for 1997. The increase was largely attributed to a 6% increase in year-to-date average total loans inasmuch as net loan losses declined 3% and 18%, respectively, between the comparable three- and six-month periods.

Noninterest Income.

Total noninterest income increased 18% to $4.5 million for the second quarter of 1998 compared with $3.8 million for the second quarter of 1997. Excluding, for purposes of comparison, income from credit card merchant servicing for the second quarter of 1997, noninterest income increased by 31% between the comparable quarters. The merchant processing line of business was sold at a substantial gain in the third quarter of 1997. Several categories of noninterest income increased related to management's strategic emphasis on new sources of revenue and innovative marketing and distribution. Trust and investment management income increased 17% to $663,000 for the second quarter of 1998 from $569,000 for the second quarter of 1997. Trust assets under management reached $428 million at June 30, 1998, a 12% increase from $383 million at June 30, 1997. Service charges on deposit accounts increased 3% to $1.4 million attributed largely to increased transaction volume. Gains on sales of loans, largely residential mortgages, increased to $306,000 for the second quarter of 1998 compared to $61,000 for the same quarter last year attributed to the favorable interest rate environment and high refinance activity. Other operating income for the quarter ended June 30, 1998 included a $467,000 nonrecurring gain on the sale of real property.

For the comparable six-month periods, total noninterest income advanced by 11% to $8.1 million for 1998 from $7.3 million for 1997. Excluding merchant servicing income described above, the comparable increase in total noninterest income amounted to 24%. Trust and investment management income increased by 12% related to growth in managed assets, service charges on deposit accounts rose 5%, and other operating income included the aforementioned $467,000 gain on the sale of real property, and gains on the sale of loans amounted to $453,000 compared with $104,000 for the first half of 1997.

Noninterest Expense

Total noninterest expense increased by 8% to $10.1 million for the second quarter of 1998 compared with $9.3 million for the second quarter of last year. Excluding expenses associated with credit card merchant servicing for the second quarter of 1997, total noninterest expense increased by 11% between the comparable quarters. Salaries and benefits increased by 8% largely due to merit-based compensation increases. Occupancy and equipment expense increased by 7%. Other operating expense, excluding the credit card merchant servicing expense recorded last year, increased 18% to $3.1 million. Other operating expense for the second quarter of 1998 included $388,000 of merger-related expense. The efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) declined to 61.8% for the second quarter of 1998 from 63.1% for the second quarter of 1997 evidencing improved control of operating expenses relative to higher revenue.


For the comparable six-month periods, total noninterest expense increased 5% to $19.4 million, or by 8% after excluding merchant servicing income for the first half of 1997. Salaries and benefits increased by 5%, occupancy and equipment expense rose by 6%, and other operating expense, reflecting $388,000 in merger-related expense, increased by 14% excluding, for comparative purposes, the previously described merchant servicing income for 1997. For the year-to-date periods, the efficiency ratio declined to 61.8% for 1998 compared with 64.0% for 1997.

Income Taxes.

The provision for income taxes declined 4% to $1.2 million for the second quarter of 1998, from $1.3 million for the second quarter of 1997. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rate for the second quarter of 1998 was 29% compared with 31% for the second quarter of 1997. The previously described gain on the sale of real property in the second quarter of 1998, at capital gains tax rates, contributed to the decline in the effective rate between the comparable quarters. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

For the six months ended June 30, 1998, the effective tax rate was 29% compared with 30% for the first half of 1997.

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past-due loans. Total nonperforming assets at June 30, 1998 declined $5.9 million compared with year earlier levels and declined $2.8 million since year-end 1997. Loans past due 90 days or more as to interest or principal decreased $39,000 compared with prior year levels and increased $278,000 since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio.

POTENTIAL PROBLEM LOANS

At June 30, 1998, Bancorp had $9.7 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. As of June 30, 1998, management does not believe that these loans present any significant risk of loss.

TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS


                                         June 30,      December 31,
------------------------------------------------------------------------------
 (Dollars in thousands)               1998         1997         1997
------------------------------------------------------------------------------
Nonperforming assets:
 Nonaccrual loans (1)                 $  6,235     $ 7,162      $ 5,396
 Other real estate owned net of
  valuation allowance(2)                 1,456       6,389        5,055
------------------------------------------------------------------------------
Total nonperforming assets            $  7,691     $13,551      $10,451
------------------------------------------------------------------------------
Loans past due 90 or more days
 as to interest or principal(3)       $    945     $   855      $   538
------------------------------------------------------------------------------
Nonperforming loans to total loans        0.87%       1.03%        0.75%
Nonperforming assets to total loans
 and other real estate owned              1.07%       1.94%        1.43%
Nonperforming assets to total assets      0.72%       1.31%        1.00%
Allowance for credit losses times
 nonperforming loans                      1.57x       1.36x        1.77x
Allowance for credit losses times
 nonperforming assets                     1.27x       0.72x        0.91x

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

(3) Nonaccrual loans are not included.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level, which in management's judgment, is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance is performed considering factors such as historical relationships among loans outstanding, loss experience, delinquency levels, individual loan reviews, and evaluation of the present and future local and national economic environment. While management believes the allowance for credit losses is adequate at June 30, 1998, the estimate of losses and related allowance are subject to change due to economic and other uncertainties inherent in the estimation process.

As reflected in Table 4, the allowance for credit losses as a percentage of total loans decreased, principally attributed to improved credit quality as evidenced by the decline in both nonperforming loans, as referenced above, and net chargeoffs.

Bancorp had loans amounting to approximately $5.1 million and $5.8 million at June 30, 1998 and June 30, 1997, respectively, that were specifically classified as impaired and included in nonaccrual loans in Table 3. The average balance of impaired loans for the six and three months ended June 30, 1998 and 1997 amounted to $4.7 million and $5.4 million, and $6.0 million, and $5.9 million, respectively. Cash receipts for these same periods were $213,000 and $35,000, for 1998 and $1.1 million and $971,000 for 1997. All cash receipts were applied to reduce the principal balance of those impaired loans, and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was $957,000 and $576,000, at June 30, 1998 and June 30, 1997, respectively.

TABLE 4.	ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES


                                               Period ended
------------------------------------------------------------------------------
                                          June 30,      December 31,
------------------------------------------------------------------------------
(Dollars in thousands)                1998         1997         1997
------------------------------------------------------------------------------
Average loans outstanding less
 average unearned income (1)          $718,778     $681,222     $695,070
------------------------------------------------------------------------------
Allowance for credit losses at
 beginning of year                    $  9,530     $  9,639     $  9,639
------------------------------------------------------------------------------
Charge-offs:
 Real estate                               325          132          371
 Commercial and industrial                  --           24           24
 Consumer                                1,926        2,053        4,345
------------------------------------------------------------------------------
Total loans charged-off                  2,251        2,209        4,740
------------------------------------------------------------------------------
Recoveries
 Real estate                               220           82          416
 Commercial and industrial                   7           --            7
 Consumer                                1,241        1,319        2,408
------------------------------------------------------------------------------
Total recoveries                         1,468        1,401        2,831
------------------------------------------------------------------------------
Net charge-offs                            783          808        1,909
------------------------------------------------------------------------------
Provision for credit losses              1,050          900        1,800
------------------------------------------------------------------------------
Allowance for credit losses at end
 of period                              $9,797     $  9,731     $  9,530
------------------------------------------------------------------------------
Ratio of net charge-offs to average
 loans outstanding                        0.11%        0.12%        0.27%
------------------------------------------------------------------------------
(1) Exclusive of loans held for sale.


Table 5 presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

TABLE 5.	ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES



                                          June 30,          December 31,
------------------------------------------------------------------------------
                                   1998            1997           1997
------------------------------------------------------------------------------
                                 %Gross            %Gross           %Gross
(Dollars in thousands)   Amount   Loans(1) Amount   Loans(1) Amount  Loans(1)
------------------------------------------------------------------------------
Real estate:
 Construction and land
  development           $1,516   3.5%      $2,009    4.4%    $1,479   4.2%
 Residential mortgage      435  25.4          593   27.1        600  25.7
 Other mortgage          2,405  22.0        1,489   18.4      1,795  20.2
Commercial and industrial  906  11.9          621   10.6        714  11.0
Consumer                 3,472  35.8        3,281   37.7      4,084  37.6
Unallocated              1,063   1.4        1,738    1.8        858   1.3
------------------------------------------------------------------------------
Total allowance for
 credit losses          $9,797 100.0%      $9,731  100.0%    $9,530 100.0%
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

At June 30, 1998 Bancorp's Plan was on schedule and calls for testing of internal and external systems to be substantially complete by December 31, 1998. We have received Year 2000 compliance communications from 97% of our mission critical vendors, and we are continuing on schedule with Year 2000 testing. During the past quarter, Bancorp hosted three local seminars to address the Year 2000 challenge for businesses and to educate our customers on the issues surrounding the century change.

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

CAPITAL RESOURCES

Shareholders' equity totaled $103.7 million at June 30, 1998, an increase of 2.1% compared with the 1997 year-end level of $101.5 million, and an increase of 7.1% from the year-earlier level of $96.8 million. The fair value of the available-for-sale portfolio declined $281,000 (net of deferred taxes) since year-end. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of June 30, 1998, as follows:

TABLE 6.	CAPITAL RATIOS


                       Risk-based Capital
------------------------------------------------------------------------------
                        Tier 1       Total     Leverage
                       Capital      Capital    Ratio
------------------------------------------------------------------------------
Actual                 12.89%       14.00%     9.51%
Minimum                 4.00%        8.00%     3.00%
------------------------------------------------------------------------------
Excess                  8.89%        6.00%     6.51%
------------------------------------------------------------------------------


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

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Bancorp had a cumulative net liability position of $66.8 million within the one-year timeframe at June 30, 1998. This position indicated that Bancorp was exposed to the potential for decreased earnings if interest rates were to rise in the next twelve months. In that case, the Asset/Liability Management Committee ("ALCO") would consider actions to change Bancorp's asset mix, funding sources, and interest rates to mitigate any negative impact on net interest income.

Because of inherent limitations in traditional cumulative gap analysis, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing positions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 7 presents Bancorp's MVE at June 30, 1998.


TABLE 7.	Effects of Changes in Interest Rates on MVE at June 30, 1998


(Dollars in thousands)
------------------------------------------------------------------------------
                                                    Percent Change
------------------------------------------------------------------------------
                               Hypothetical
                 Market Value     Change        Hypothetical
Change in        of Portfolio     Increase        Increase         Board
Interest Rates   Equity          (Decrease)      (Decrease)        Limit(1)
------------------------------------------------------------------------------
300 bp rise	$  96,558       $ (18,593)       (16.1)%            (30.0)%
200 bp rise      103,122         (12,029)       (10.4)             (20.0)
100 bp rise      109,019          (6,132)        (5.3)             (10.0)
Base scenario    115,151              --           --                 --
100 bp decline   120,297	          5,146          4.5              (10.0)
200 bp decline   125,718          10,567          9.2              (20.0)
300 bp decline   132,235          17,084         14.8              (30.0)
------------------------------------------------------------------------------
(1) Established by Bancorp's Board of Directors

PART II - Other Information

Item 4	Submission of Matters to Vote of Security Holders

(a)	The annual meeting of stockholders of F&M Bancorp was held April 21,
1998.

(b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

(c) (1) Election of Directors

Elected to serve as directors until the 2001 annual meeting of stockholders:


Name                            For          	Withheld      	Against
------------------------------------------------------------------------------
Howard B. Bowen              4,856,593              53,322          --
Martha E. Church             4,672,343             237,572          --
Albert H. Cohen              4,828,582              81,333          --
Charles W. Hoff, III         4,853,367              56,548          --

Item 6	Exhibits and Reports on Form 8-K                           Page
         (a)  Exhibits
         11  Statement Re:  Computation of per share earnings        28
         27  Financial Data Schedule                                 29

        (b) No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1998.

Items 1 through 5 have been omitted since the item is either inapplicable or the answer is negative.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             F&M BANCORP
                                             ---------------------
                                            (Registrant)


August 14, 1998                              /s/ David L. Spilman
-------------------                          ---------------------
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

The calculations of earnings per share below are based on the weighted average number of shares outstanding, adjusted for the 5% stock dividend paid July 29, 1998, including all common stock and common stock equivalents in conformity with the instructions for Item 601 of Regulation S-K.



                             Six Month Period Ended    Quarter Ended June 30,
(Dollars in thousands)       1998         1997         1998         1997
------------------------------------------------------------------------------
Net income                   $    6,288   $    5,609   $    3,133   $    2,915
------------------------------------------------------------------------------
Basic EPS
 Shares                       6,377,345    6,329,008    6,383,042    6,333,810
 EPS                         $     0.99   $     0.89   $     0.49   $     0.46

Dilutive shares
 Stock options                   72,735       41,425       75,042       40,448
 EPS                         $     0.02   $     0.01   $     0.01           --

Diluted EPS
 Shares including options     6,450,080    6,370,433    6,458,084    6,374,258
 EPS                         $     0.97   $     0.88   $     0.48   $     0.46

                               Exhibit 27

         Article 9 Financial Data Schedule for the Second Quarter

[MULTIPLIER]                          1000
[PERIOD-TYPE]                        6-MOS
[FISCAL-YEAR-END]              DEC-31-1998
[PERIOD-START]                 JAN-01-1998
[PERIOD-END]                  June-30-1998
[CASH]                              35,930
[INT-BEARING-DEPOSITS]              15,998
[FED-FUNDS-SOLD]                         0
[TRADING-ASSETS]                         0
[INVESTMENTS-HELD-FOR-SALE]        164,620
[INVESTMENTS-CARRYING]              89,876
[INVESTMENTS-MARKET]                91,361
[LOANS]                            716,518
[ALLOWANCE]                          9,797
[TOTAL-ASSETS]                   1,068,470
[DEPOSITS]                         845,218
[SHORT-TERM]                        59,502
[LIABILITIES-OTHER]                  9,925
[LONG-TERM]                         50,173
[PREFERRED-MANDATORY]                    0
[PREFERRED]                              0
[COMMON]                            31,937
[OTHER-SE]                          71,715
[TOTAL-LIABILITIES-AND-EQUITY]   1,068,470
[INTEREST-LOAN]                     31,049
[INTEREST-INVEST]                    6,944
[INTEREST-OTHER]                       485
[INTEREST-TOTAL]                    38,478
[INTEREST-DEPOSIT]                  14,414
[INTEREST-EXPENSE]                  17,334
[INTEREST-INCOME-NET]               21,144
[SECURITIES-GAINS]                      35
[LOAN-LOSSES]                        1,050
[EXPENSE-OTHER]                     19,359
[INCOME-PRETAX]                      8,875
[INCOME-PRE-EXTRAORDINARY]           6,288
[EXTRAORDINARY]                          0
[CHANGES]                                0
[NET-INCOME]                         6,288
[EPS-PRIMARY]                         0.99
[EPS-DILUTED]                         0.97
[YIELD-ACTUAL]                        4.45
[LOANS-NON]                          6,235
[LOANS-PAST]                           816
[LOANS-TROUBLED]                         0
[LOANS-PROBLEM]                      9,661
[ALLOWANCE-OPEN]                     9,530
[CHARGE-OFFS]                        2,251
[RECOVERIES]                         1,468
[ALLOWANCE-CLOSE]                    9,797
[ALLOWANCE-DOMESTIC]                 8,734
[ALLOWANCE-FOREIGN]                      0
[ALLOWANCE-UNALLOCATED]              1,063