Form 10-Q
period 1998-09-30
F&M BANCORP
filed 1998-11-17
CIK 736473

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

Common Stock $5 par value, 6,401,264 shares outstanding as of November 9, 1998

                           Exhibit index located on page 30

                                 F&M BANCORP
                              TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                                          PAGE

     Consolidated Balance Sheets,
     September 30, 1998 and 1997 (Unaudited) and December 31, 1997       3

     Consolidated Statements of Income (Unaudited),
     Three and Nine Months Ended September 30, 1998 and 1997             5

     Consolidated Statements of  Comprehensive Income (Unaudited),
     Three and Nine Months Ended September 30, 1998 and 1997             7

     Consolidated Statements of Cash Flows (Unaudited),
     Nine Months Ended September 30, 1998 and 1997                       8

     Consolidated Statements of Changes in Shareholders' Equity
     (Unaudited), Nine Months Ended September 30, 1998 and Twelve
     Months Ended December 31, 1997	                                10

     Notes to Consolidated Financial Statements (Unaudited)             11

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          17

     Quantitative and Qualitative Disclosures about Market Risk         28

PART II     OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          30

     Signatures                                                         30

                          CONSOLIDATED BALANCE SHEETS
                          F&M Bancorp and Subsidiaries

                             September 30,   September 30,  December 31,
(Dollars in thousands,          1998            1997            1997
except per share amounts)    (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
ASSETS
Cash and due from banks      $   34,447      $   30,206     $   30,200
Federal fund sold                    --              --          1,700
Interest-bearing deposits
 with banks                      18,064           6,209          9,073
------------------------------------------------------------------------------
Total cash and cash equivalents  52,511          36,415         40,973
------------------------------------------------------------------------------
Loans held for sale                 466              54            283
------------------------------------------------------------------------------
Investment securities
 Available-for-sale, at fair
  value                         195,016         141,073        136,065
 Held-to-maturity, fair value
  $102,687, $104,143, and
  $96,650, respectively         100,351         102,796         94,940
------------------------------------------------------------------------------
Total investment securities     295,367         243,869        231,005
------------------------------------------------------------------------------
Loans, net of unearned income   714,373         714,190        724,295
Less: Allowance for credit
  losses                         (9,865)         (9,837)        (9,530)
------------------------------------------------------------------------------
Net loans                       704,508         704,353        714,765
------------------------------------------------------------------------------
Bank premises and equipment,
 net                             23,595          25,404         24,956
Other real estate owned, net      1,522           6,388          5,055
Interest receivable               7,022           7,644          7,393
Intangible assets                 3,488           3,636          3,664
Other assets                     18,092          18,721         17,500
------------------------------------------------------------------------------
Total assets                 $1,106,571      $1,046,484     $1,045,594
------------------------------------------------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                     F&M Bancorp and Subsidiaries (cont.)

                             September 30,   September 30,  December 31,
(Dollars in thousands,          1998            1997            1997
except per share amounts)    (Unaudited)     (Unaudited)
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Liabilities
Deposits
  Noninterest-bearing        $  109,674      $  108,704     $  113,215
  Interest-bearing              739,511         701,530        708,752
------------------------------------------------------------------------------
Total deposits                  849,185         810,234        821,967
------------------------------------------------------------------------------
Federal funds purchased
 and securities sold under
 agreements to repurchase        56,820         44,732          45,051
Other short-term borrowings       1,866         56,599          41,342
Long term borrowings             82,150         23,819          24,114
Accrued interest and other
 liabilities                     10,415         11,714          11,653
------------------------------------------------------------------------------
Total liabilities             1,000,436        947,098         944,127
------------------------------------------------------------------------------
Shareholders' equity
Common stock, par value $5 per
 share; authorized 50,000,000
 shares; issued and outstanding
 6,398,497 shares(1), 6,041,581
 shares, and 6,056,586 shares,
 respectively                    31,993         30,208         30,283
Surplus                          48,648         36,409         36,739
Retained earnings                24,973         32,613         34,154
Accumulated other comprehensive
 income                             521            156            291
------------------------------------------------------------------------------
Total shareholders' equity      106,135         99,386        101,467
------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity        $1,106,571     $1,046,484     $1,045,594
------------------------------------------------------------------------------
(1) Restated to reflect 5% stock dividend paid July 29, 1998.

                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                         F&M BANCORP and Subsidiaries

                                Three months ended     Nine months ended
                                    September 30         September 30
(Dollars in thousands,
except per share amounts)         1998       1997       1998        1997
------------------------------------------------------------------------------
Interest Income
 Interest and fees on loans       $15,516    $15,517    $46,565     $45,007
 Interest and dividends on
  investment securities
   Taxable                          2,698      2,979      7,975       8,263
   Tax-exempt                         942        828      2,609       2,555
 Interest on deposits with banks      231         95        482         193
 Interest on federal funds sold       109         13        343          37
------------------------------------------------------------------------------
 Total interest income             19,496     19,432     57,974      56,055
------------------------------------------------------------------------------
Interest Expense
 Interest on deposits               7,490      7,091     21,904      20,819
 Interest on federal funds
  purchased and securities sold
  under agreements to repurchase      625        582      1,723       1,656
 Interest on Federal Home Loan Bank
  borrowings                          793      1,128      2,528       2,784
 Interest on other short-term
  borrowings                           23         38        110         112
------------------------------------------------------------------------------
 Total interest expense             8,931      8,839     26,265      25,371
------------------------------------------------------------------------------
 Net interest income               10,565     10,593     31,709      30,684
 Provision for credit losses          525        450      1,575       1,350
------------------------------------------------------------------------------
 Net interest income after
  provision  for credit losses     10,040     10,143     30,134      29,334
------------------------------------------------------------------------------
Noninterest Income
 Trust income                         678        654      1,999       1,834
 Service charges on deposit
  accounts                          1,251      1,330      3,938       3,890
 Gains on sales of securities          40          3         75           5
 Gains on sales of loans              117         81        570         185
 Gains (losses) on sales of property   27          3        422          18
 Other operating income             1,654      2,425      4,903       5,874
------------------------------------------------------------------------------
Total noninterest income            3,767      4,496     11,907      11,806
------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        F&M BANCORP and Subsidiaries (cont.)

                                Three months ended     Nine months ended
                                    September 30         September 30
(Dollars in thousands,
except per share amounts)         1998       1997       1998        1997
------------------------------------------------------------------------------
Noninterest Expenses
 Salaries and employee benefits     5,040	  5,188	  15,414	    15,044
 Occupancy and equipment expense    1,569      1,645      4,794       4,695
 Other operating expense            2,349      2,788      8,109       8,403
------------------------------------------------------------------------------
 Total noninterest expenses         8,958      9,621     28,317      28,142
------------------------------------------------------------------------------
 Income before provision for income
  taxes                             4,849      5,018     13,724      12,998
 Provision for income taxes         1,446      1,588      4,033       3,959
------------------------------------------------------------------------------
Net Income                        $ 3,403    $ 3,430    $ 9,691     $ 9,039
------------------------------------------------------------------------------
Earnings per Common Share - Basic
 based on weighted average shares
 outstanding of 6,383,489 for 1998,
 6,332,750 for 1997 (1)           $  0.53    $  0.54    $  1.52     $  1.43
Earnings per Common Share - Diluted
 based on weighted average shares
 outstanding of 6,458,834 for 1998,
 6,381,899 for 1997 (1)           $  0.53    $  0.54    $  1.50     $  1.42
------------------------------------------------------------------------------
Dividends per Share (1)           $  0.25    $  0.21    $  0.97     $  0.60
------------------------------------------------------------------------------
(1) Restated to reflect 5% stock dividend paid July 29, 1998.


         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                         F&M BANCORP and Subsidiaries

                                Three months ended     Nine months ended
                                    September 30         September 30
(Dollars in thousands,
except per share amounts)         1998       1997       1998        1997
------------------------------------------------------------------------------
Net income                        $ 3,403	$ 3,430	 $ 9,691     $ 9,039

Other comprehensive income,
 net of tax:
  Unrealized gains on securities:
  Unrealized holding gains arising
   during period                      472        298        169        345
  Less: reclassification adjustment
   for gains included in net income   (40)        (3)       (61)        (5)
------------------------------------------------------------------------------
Comprehensive income               $3,915     $3,731     $9,921     $9,389
------------------------------------------------------------------------------


               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          F&M BANCORP and Subsidiaries

                                               Nine months ended
                                                  September 30
(Dollars in thousands)                       1998            1997
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $  9,691         $  9,039
Adjustments to reconcile net income to
 net cash provided by operating activities
  Provision for credit losses                  1,575            1,350
  Depreciation and amortization                2,056            2,064
  Amortization of intangibles                    388              386
  Net premium amortization on investment
   securities                                    (23)             364
  Decrease (increase) in interest receivable     372             (943)
  Increase in interest payable                   296              239
  Deferred income tax benefit                     (7)              62
  Amortization (accretion) of net loan
   origination cost (fees)                      (182)               6
  Gain on sales of property                     (422)             (18)
  (Gain)on sales/calls of securities             (75)              (5)
  (Increase) decrease in loans held for sale    (183)             255
  Increase in other assets                    (1,342)          (1,072)
  Decrease in other liabilities                 (811)            (729)
------------------------------------------------------------------------------
 Net cash provided by operating activities    11,333           10,998
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of investment securities to be
  held to maturity                           (18,613)          (6,251)
 Purchases of investment securities
  available for sale                        (184,656)         (90,921)
 Proceeds from sales/calls of securities
  held to maturity                            10,541              250
 Proceeds from sales/calls of securities
  available for sale                          23,539           11,879
 Proceeds from maturing securities available
  for sale                                   102,835           84,600
 Proceeds from maturing securities held
  to maturity                                  2,459            2,590
 Net decrease (increase) in loans              8,854          (44,909)
 Purchases of premises and equipment          (1,036)          (2,134)
 Proceeds from sales of property               4,101              774
 Other investing activities                      121              345
------------------------------------------------------------------------------
 Net cash used in investing activities       (51,855)         (43,777)
------------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     F&M BANCORP and Subsidiaries (cont.)

                                                     Nine months ended
                                                        September 30
(Dollars in thousands)                             1998             1997
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in noninterest-bearing
  deposits, interest-bearing checking,
  savings and money market accounts                  7,945            4,210
 Net increase in certificates of deposit            19,273           11,274
 Net increase in securities sold under
  agreements to repurchase                          11,768            2,856
 Net decrease in long-term borrowings              (37,398)          (1,732)
 Net increase in other short-term borrowings        55,932           17,133
 Cash dividends paid                                (6,208)          (3,819)
 Dividend reinvestment plan                            (96)             (72)
 Proceeds from issuance of common stock                844              554
------------------------------------------------------------------------------
 Net cash provided by financing activities          52,060           30,404
------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash
  equivalents                                       11,538           (2,375)
 Cash and cash equivalents at beginning of period	  40,973           38,790
------------------------------------------------------------------------------
 Cash and cash equivalents at end of period        $52,511          $36,415
------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for interest                        $25,925          $25,087
 Cash payments for income tax                        3,396            3,754

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Fair value adjustment for securities available
  for sale, net of deferred income taxes (benefits)
  payable                                              230              350
------------------------------------------------------------------------------

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                          F&M BANCORP and Subsidiaries

                                                           Accumulated
                                                           Other
(Dollars in thousands         Common            Retained   Comprehensive
except per share amounts)     Stock    Surplus  Earnings   Income     Total
------------------------------------------------------------------------------
Balance at December 31, 1996  $28,654  $28,925  $35,914    $ (194)    $93,299
Comprehensive net income           --       --   12,108       485      12,593
Dividend reinvestment plan         --       --      (80)       --         (80)
5% Stock dividend (283,322
 shares)                        1,416    7,013   (8,429)       --          --
Stock options exercised
 (52,097 shares)                  260      861       --        --       1,121
Cash dividends paid
 ($.86 per share)                  --       --   (5,138)       --      (5,138)
Stock consideration for options
 exercised (9,514 shares)         (47)     (60)    (221)       --       (328)
------------------------------------------------------------------------------
Balance at December 31, 1997	$30,283  $36,739  $34,154    $  291   $101,467
Comprehensive net income           --       --    9,691       230      9,921
Dividend reinvestment plan         --	    --      (96)	   --        (96)
5% Stock dividend (302,819
 shares) (1)                    1,514   10,977  (12,491)       --         --
Cash dividends paid
 ($.97 per share)                  --       --   (6,208)       --     (6,208)
Stock options exercised
 (41,812 shares)                  209      949       --        --      1,158
Stock consideration for options
 exercised (2,720 shares)         (13)     (17)     (77)       --       (107)
------------------------------------------------------------------------------
Balance at September 30, 1998	$31,993  $48,648  $24,973    $  521   $106,135
------------------------------------------------------------------------------
(1)5% Stock Dividend paid July 29, 1998.

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


Note 2. Pending Acquisition

On September 4, 1998, Bancorp announced it had reached a definitive agreement to acquire all of the outstanding capital stock of Monocacy Bancshares, Inc., Taneytown , Maryland, in a tax free transaction. Under the terms of the agreement, Monocacy Bancshares will merge with and into Bancorp. On the effective date of the merger, each share of Monocacy Bancshares common stock will be converted into a number of shares of Bancorp's common stock. The number of shares of Bancorp common stock to be exchanged for each share of Monocacy Bancshares common stock will be determined by dividing 2,219,753 by the number of shares of Monocacy Bancshares common stock outstanding immediately prior to consummation of the merger subject to adjustment in certain circumstances. The aggregate number of shares of Bancorp common stock to be delivered may be increased or decreased by up to 62,000 shares, depending on the average closing price of Bancorp common stock prior to merger. The transaction is subject to the approval of federal regulatory authorities, Monocacy Bancshares stockholders, and Bancorp stockholders and is expected to be consummated during the fourth quarter of 1998.

Monocacy Bancshares had total assets at September 30, 1998 of approximately $303.2 million. Taneytown Bank & Trust Company, the primary subsidiary of Monocacy Bancshares, currently operates eleven banking offices in central Maryland primarily Carroll County, and also in Columbia, Maryland and in south central Pennsylvania.


Note 3. Acquisition

On May 29, 1998, Bancorp consummated a merger with Keller-Stonebraker Insurance, Inc. ("KSI"), a Hagerstown, MD-based, full-line independent insurance agency with offices in Hagerstown and Cumberland, MD and Keyser, WV. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the accounts of KSI for all periods presented.

Note 4. Investment Securities

Investment securities are summarized as follows:

                                          September 30, 1998
------------------------------------------------------------------------------
                                               Gross        Gross    Estimated
                                   Amortized Unrealized   Unrealized   Fair
(In thousands)                     Cost        Gains        Losses    Value
------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies        $ 116,487 $   851      $  36      $ 117,302
 Obligations of states and
  political subdivisions                 410      --         --            410
 Mortgage-backed securities           63,113     242         42         63,313
------------------------------------------------------------------------------
 Total debt securities               180,010   1,093         78        181,025
 Equity securities                    14,115      --        124         13,991
------------------------------------------------------------------------------
Total securities available for sale: 194,125   1,093        202        195,016
------------------------------------------------------------------------------
Held-to-maturity:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              991       9         --          1,000
 Obligations of states and political
  subdivisions                        83,080   2,082         25         85,137
 Mortgage-backed securities           16,280     270         --         16,550
------------------------------------------------------------------------------
Total securities to be held
 to maturity                         100,351   2,361         25        102,687
------------------------------------------------------------------------------
Total investment securities         $294,476  $3,454       $227       $297,703
------------------------------------------------------------------------------

                                             September 30, 1997
------------------------------------------------------------------------------
                                              Gross        Gross    Estimated
                                   Amortized Unrealized   Unrealized   Fair
(In thousands)                     Cost        Gains        Losses    Value
------------------------------------------------------------------------------
Available-for-sale:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies        $76,890   $   244      $   52     $  77,082
 Obligations of states and
  political subdivisions             2,563        14          --         2,577
 Mortgage-backed securities         51,751       268         112        51,907
------------------------------------------------------------------------------
 Total debt securities             131,204       526         164       131,566
 Equity securities                   9,507        --          --         9,507
------------------------------------------------------------------------------
Total securities available
 for sale:                         140,711       526         164       141,073
------------------------------------------------------------------------------
Held-to-maturity:
 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         11,958        36          24        11,970
 Obligations of states and
  political subdivisions            67,804     1,220          43        68,981
 Mortgage-backed securities         23,034       179          21        23,192
------------------------------------------------------------------------------
Total securities to be held
 to maturity                       102,796     1,435          88       104,143
------------------------------------------------------------------------------
Total investment securities       $243,507    $1,961       $ 252      $245,216
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

The amortized cost and estimated fair values of investments at September 30, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	                                    Amortized           Fair
(In thousands)                             Cost              Value
------------------------------------------------------------------------------
Available-for-sale:
 Within 1 year                          $ 49,058             $ 49,055
 After 1 but within 5 years               36,893               37,298
 After 5 years but within 10 years        30,946               31,358
 Mortgage-backed securities               63,113               63,314
 Equity securities                        14,115               13,991
------------------------------------------------------------------------------
 Total securities available for sale     194,125              195,016
------------------------------------------------------------------------------
Held-to-maturity:
 Within 1 year                             9,006                9,086
 After 1 but within 5 years               29,515               30,326
 After 5 years but within 10 years        31,186               32,225
 After 10 years                           14,364               14,500
 Mortgage-backed securities               16,280               16,550
------------------------------------------------------------------------------
 Total securities to be held
  to maturity                           $100,351             $102,687
------------------------------------------------------------------------------
Total investment securities             $294,476             $297,703
------------------------------------------------------------------------------

The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $109.0 million at September 30, 1998.

Note 5. Loans

Loans, net of unearned income, consist of the following:

                                        September 30,       December 31,
------------------------------------------------------------------------------
(In thousands)                        1998         1997         1997
------------------------------------------------------------------------------
Real Estate Loans:
 Construction and land development    $ 21,540      $ 30,537     $ 30,621
 Secured by farmland                     5,648         6,468        5,970
 Residential mortgage                  187,112       186,040      185,798
 Other mortgage                        159,334       138,310      146,197
Agricultural                               533           677          795
Commercial and industrial loans         80,529        77,081       79,984
Consumer                               257,391       270,868      271,882
Other loans                              2,286         4,209        3,048
------------------------------------------------------------------------------
Totals                                $714,373      $714,190     $724,295
------------------------------------------------------------------------------

Loans to states and political subdivisions and industrial revenue bonds are included in other loans in the schedule above and in total loans in the statement of condition.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.


Note 6. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

                                        September 30,       December 31,
------------------------------------------------------------------------------
(In thousands)                        1998         1997         1997
------------------------------------------------------------------------------
Bank premises and land                $22,255      $22,814      $22,531
Furniture and equipment                18,885       18,536       18,358
Leasehold improvements                  1,806        1,805        1,784
------------------------------------------------------------------------------
                                       42,946       43,155       42,673
Less accumulated depreciation
 and amortization                     (19,351)     (17,751)     (17,717)
------------------------------------------------------------------------------
Net premises and equipment            $23,595      $25,404      $24,956
------------------------------------------------------------------------------

Note 7.  Comprehensive Income

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. In accordance with the requirements of this Statement, comprehensive income and its components, as recognized under the accounting standards, are displayed in a financial statement with the same prominence as other financial statements. As of the September 30, 1998 interim reporting date, unrealized gains (losses) on securities is the only item included in other comprehensive income.

Note 8.  Earnings Per Share

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


------------------------------------------------------------------------------
                                                     September30,
(In thousands except per share amounts)         1998             1997
------------------------------------------------------------------------------
Basic EPS:
 Net income available to common stockholders    $9,691           $9,039
 Average shares outstanding                      6,383            6,333
 Basic EPS:                                     $ 1.52           $ 1.43
Diluted EPS:
Net income available to common stockholders     $9,691           $9,039
 Average shares outstanding                      6,383            6,333
 Effect of dilutive securities (options)            76               49
 Average shares outstanding-diluted              6,459            6,382
 Diluted EPS                                    $ 1.50           $ 1.42
------------------------------------------------------------------------------

Note 9.  Future Changes in Accounting Principles

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's earnings for the third quarter of 1998, before special items, were $3.403 million, or $0.53 basic earnings per share, an increase of 13% compared with earnings before special items of $3.019 million, or $0.47 basic earnings per share, for the third quarter of 1997. Per share and dollar amounts reported previously have been restated to give effect to a 5% stock dividend declared in June 1998 and the acquisition of Keller-Stonebraker, Inc. completed in May 1998 and accounted for as a pooling of interests. Including special items, net income for the third quarter of 1998 decreased by 1% to $3.403 million, or $0.53 basic earnings per share, from $3.430 million for the third quarter of 1997. Special items increased prior-period earnings by $411 thousand after tax, or $0.07 per share. Returns on average assets and average equity were 1.27% and 12.90%, respectively, for the third quarter of 1998 compared with 1.31% and 13.98%, respectively, for the third quarter of 1997 based upon net income including special items.

For the nine months ended September 30, 1998 and 1997, net income including special items increased 7% to $9.691 million for the most recent period, or $1.52 basic earnings per share, from $9.039 million, or $1.43 basic earnings per share, one year earlier. Returns on average assets and average equity were 1.23% and 12.56%, respectively, for the first nine months of 1998 compared with 1.19% and 12.74%, respectively, for the first nine months of 1997.

Earnings growth for the current quarter and nine-month period was largely attributed to loan growth, strong fee income and lower expenses.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the sum of interest and certain fees generated by earning assets, minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 73% of gross revenue through the first nine months of 1998. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date periods are presented in Table 1. Net interest income on a taxable-equivalent basis increased by 0.2% to $11.074 million for the third quarter of 1998, and increased by 3% to $33.119 million for the first nine months of 1998 compared with the corresponding periods for 1997. The increases were primarily attributed to higher volumes of loans and investment securities, partly offset by declines in average interest rates earned thereon. Growth in net interest income for the quarter and year-to-date periods was suppressed, however, by a continuing change in the mix of earning assets favoring short-term investments, which provided added liquidity intended to satisfy anticipated loan demand. Average loan growth slowed to 2% in the third quarter of 1998 compared with 4% growth between the comparable nine-month periods.

Average interest-bearing deposits increased by 5% for the comparable quarter and nine-month periods, at average interest rates only slightly higher in 1998. While savings deposits continue to decline in line with industry trends, growth was achieved in all other major deposit categories assisted by the introduction of new deposit products and pricing changes. Deposits have been supplemented largely by Federal Home Loan Bank advances, which [increased] by 30.6% and 30.7% for the quarter and year-to-date periods, respectively. FHLB borrowings have been a dependable source of relatively low-cost funds to support growth in loans and investment securities.


Table 1. Consolidated Average Balances, Interest and Average Rates
         (Taxable Equivalent Basis)

                                             September 30,
------------------------------------------------------------------------------
                                   1998                       1997
------------------------------------------------------------------------------
                       YTD Average          Average  YTD Average       Average
(Dollars in thousands)   Balance   Interest  Rate     Balance Interest Rate
------------------------------------------------------------------------------
ASSETS
Interest-earning assets
Short-term funds     $   21,150	$   825  5.20%     $  6,994 $  230	4.38%
------------------------------------------------------------------------------
Total investment securities
 - Tax-exempt (1)        73,701      3,953  7.15        69,532  3,871 7.42
------------------------------------------------------------------------------
Total investment securities
 - Taxable              172,933      7,975  6.15       171,016  8,263 6.44
------------------------------------------------------------------------------
Total investment
 securities             246,634     11,928  6.45       240,548 12,134 6.73
------------------------------------------------------------------------------
Total loans             716,956     46,631  8.70       687,884 45,108	8.77
------------------------------------------------------------------------------
Total interest-earning
 assets                 984,740     59,384  8.06       935,426 57,472 8.21
------------------------------------------------------------------------------
Total noninterest-earning
 assets                  71,760                         78,578
------------------------------------------------------------------------------
TOTAL ASSETS         $1,056,500                     $1,014,004
------------------------------------------------------------------------------
LIABILITIES
Interest-bearing liabilities
  Interest-bearing deposits
  Savings            $  109,528    $ 2,000  2.44%     $115,260 $2,176 2.52%
  Interest checking     112,835      1,617  1.92       104,448  1,550 1.98
  Money market savings  132,780      3,315  3.34       113,755  2,576 3.03
  Total time deposits   371,407     14,972  5.39       359,853 14,517 5.39
------------------------------------------------------------------------------
Total interest-bearing
 deposits               726,550     21,904  4.03       693,316 20,819 4.01
------------------------------------------------------------------------------
Borrowed funds
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase             45,665      1,723  5.04        43,246  1,656 5.12
 Other short-term
  borrowings             30,472      1,253  5.50        54,927  2,394 5.83
------------------------------------------------------------------------------
 Total short-term
  borrowings             76,137      2,976  5.23        98,173  4,050 5.52
------------------------------------------------------------------------------
Long-term borrowings     32,071      1,385  5.78        11,520    502 5.83
------------------------------------------------------------------------------
 Total borrowed funds   108,208      4,361  5.39       109,693  4,552 5.55
------------------------------------------------------------------------------
Total interest-bearing
 liabilities            834,758     26,265  4.21       803,009 25,371 4.22
------------------------------------------------------------------------------
Noninterest-bearing
  liabilities
 Demand deposits        107,773                        104,227
 Other liabilities       10,809                         11,872
 Shareholders' equity   103,160                         94,896
------------------------------------------------------------------------------
TOTAL LIABILITIES
 AND EQUITY          $1,056,500                     $1,014,004
------------------------------------------------------------------------------
NET INTEREST INCOME*               $33,119                    $32,101
------------------------------------------------------------------------------
NET INTEREST SPREAD                        3.85%                      3.99%
------------------------------------------------------------------------------
NET INTEREST MARGIN AS A
 PEPRCENT OF EARNING ASSETS                4.50%                      4.59%
------------------------------------------------------------------------------


                                             September 30,
------------------------------------------------------------------------------
                                   1998                       1997
------------------------------------------------------------------------------
                       QTD Average          Average  QTD Average       Average
(Dollars in thousands)   Balance   Interest  Rate     Balance Interest Rate
------------------------------------------------------------------------------
ASSETS
Short-term interest
 bearing deposits    $  24,374     $  340   5.53%     $  8,858 $ 108  4.84%
------------------------------------------------------------------------------
Total investment
 securities -
 Tax-exempt (1)         79,776      1,428   7.16        68,176 1,255  7.36
------------------------------------------------------------------------------
Total investment
 securities - Taxable  178,964      2,698   6.03       182,111 2,979  6.54
------------------------------------------------------------------------------
Total investment
 securities            258,740      4,126   6.38       250,287 4,234  6.77
------------------------------------------------------------------------------
Total loans            711,216     15,539   8.67       700,662 15,548 8.80
------------------------------------------------------------------------------
Total interest- earning assets         994,330     20,005   7.98      959,807
19,890 8.22
Total noninterest-
 earning assets          70,727                         77,924
------------------------------------------------------------------------------
TOTAL ASSETS         $1,065,057                     $1,037,731
------------------------------------------------------------------------------
LIABILITIES
Interest-bearing
 liabilities
  Interest-bearing
   deposits
  Basic savings,
   time open & clubs $  107,484    $   657  2.43%     $114,798 $  721 2.49%
  Interest checking     112,297        530  1.87       107,215    523	1.94
  Money market savings  139,144      1,188  3.39       112,701    859 3.02
  Total time deposits   377,296      5,115  5.38       364,982  4,988 5.42
------------------------------------------------------------------------------
Total interest-bearing
 deposits               736,221      7,490  4.04       699,696  7,091 4.02
------------------------------------------------------------------------------
Borrowed funds
 Federal funds purchased
 and repurchase
 accounts                49,417        625  5.02        44,189    582 5.23
 Other short-term
  borrowings              4,198         59  5.58        56,526    859 6.03
------------------------------------------------------------------------------
  Total short-term
   borrowings            53,615        684  5.06       100,715  1,441 5.68
------------------------------------------------------------------------------
 Long-term borrowings    54,792        757  5.48        22,437    307	5.43
------------------------------------------------------------------------------
  Total borrowed funds  108,407      1,441  5.27       123,152  1,748 5.63
------------------------------------------------------------------------------
Total interest-bearing
 liabilities            844,628      8,931  4.20       822,848  8,839 4.26
------------------------------------------------------------------------------
Non-interest bearing
  liabilities
 Demand deposits        106,460                        106,144
 Other liabilities        9,331                         11,385
 Shareholders' equity   104,638                         97,354
------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 EQUITY              $1,065,057                     $1,037,731
------------------------------------------------------------------------------
NET INTEREST INCOME*               $11,074                     $11,051
------------------------------------------------------------------------------
NET INTEREST SPREAD                         3.78%                     3.96%
------------------------------------------------------------------------------
NET INTEREST MARGIN AS A
  PERCENT OF EARNING ASSETS                 4.42%                     4.57%
------------------------------------------------------------------------------
(1) Based on an effective federal tax rate of 34% for 1998 and 1997.
* Based on amortized cost (i.e. excludes mark-to-market adjustments).

Lower market interest rates for the comparable periods, slowing loan growth and added liquidity contributed to a decline in the net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, by 15 basis points to 4.42% for the third quarter of 1998 compared with 4.59% the third quarter of last year. For the year-to-date periods, the net interest margin declined to 4.50% for 1998 from 4.59% for 1997.

Provision for Credit Losses.

The provision for credit losses was increased by 17% for the three- and nine-month periods, to $525 thousand and $1.575 million, respectively, for 1998 compared with $450 thousand and $1.350 million, respectively, for 1997. The increase was largely attributed to a 4% increase in year-to-date average total loans.

Noninterest Income.

Excluding a $900 thousand gain on the sale of credit card merchant processing recognized in the third quarter of 1997, total noninterest income increased 5% to $3.765 million for the third quarter of 1998 compared with $3.596 million for the third quarter of 1997. Trust and investment management income increased 4% to $678 thousand for the third quarter of 1998 from $654 thousand for the third quarter of 1997. Excluding an unusually large estate settlement fee accrual of $72 thousand recognized in the third quarter of 1997, the underlying rate of growth in trust fee income was 16%. Trust assets under management reached $394 million at September 30, 1998, a 9% increase from $362 million at September 30, 1997. Service charges on deposit accounts decreased 6% to $1.251 million attributed largely to lower transaction volume. Gains on sales of loans, largely residential mortgages, increased to $117 thousand for the third quarter of 1998 compared with $81 thousand for the same quarter last year attributed to the favorable interest rate environment and high refinance activity. Other operating income for the quarter ended September 30, 1998, excluding the $900 thousand nonrecurring gain described above, increased by 8% to $1.654 million.

For the comparable nine-month periods, total noninterest income advanced by 1% to $11.907 million for 1998 from $11.806 million for 1997. Excluding, for purposes of comparison, merchant servicing income of $756 thousand and the $900 thousand nonrecurring gain described above which were recognized in the first nine months of 1997, and excluding a $467 thousand gain on the sale of real property recognized in the first nine months of 1998, the comparable increase in total noninterest income amounted to 13%. Trust and investment management income increased by 9% related to growth in managed assets, but increased by 24% after excluding an unusually large estate settlement fee recognized in 1997; service charges on deposit accounts increased 1%; and other operating income, excluding the aforementioned merchant servicing income and nonrecurring gains, increased 24% compared with the first nine months of 1997.

Noninterest Expense

Total noninterest expense decreased by 7% to $8.958 million for the third quarter of 1998 compared with $9.621 million for the third quarter of last year. Excluding $231 thousand of expenses associated with the 1996 Home Federal merger agreement recognized in the third quarter of 1997, total noninterest expense declined by 5%. The reduction primarily reflects stringent cost controls and significant efficiencies realized through the recent integration of Home Federal's core processing systems and administrative functions. The efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) declined to 59.7% for the third quarter of 1998 from 62.9% for the third quarter of 1997 acknowledging improvement in the company's revenue related to its cost structure.

For the comparable nine-month periods, total noninterest expense increased 1% to $28.317 million for 1998, from $28.142 million one year earlier. After excluding, for comparative purposes, merchant servicing expense of $500 thousand recognized in the first nine months of 1997 and merger-related expenses described above, the resulting rate of increase in total noninterest expense was still just 1% attributed to ongoing cost controls and increased operating efficiencies. For the year-to-date periods, the efficiency ratio declined to 61.1% for 1998 compared with 63.6% for 1997.

Income Taxes.

The provision for income taxes declined 9% to $1.446 million for the third quarter of 1998, from $1.588 million for the third quarter of 1997. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective tax rate for the third quarter of 1998 was 30% compared with 32% for the third quarter of 1997. The decline in the effective tax rate between the comparable quarters was related to a higher proportion of tax-exempt securities income in the current period. Income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

For the nine months ended September 30, 1998, the effective tax rate was 29% compared with 30% for the comparable 1997 period.


NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past-due loans. Total nonperforming assets at September 30, 1998 declined $5.2 million compared with year earlier levels and declined $3.3 million since year-end 1997. Loans past due 90 days or more as to interest or principal decreased $185,000 compared with prior year levels and increased $192,000 since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of the nonperforming loans may provide some indication of the quality of the loan portfolio.


POTENTIAL PROBLEM LOANS

At September 30, 1998, Bancorp had $11.9 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. As of September 30, 1998, management does not believe that these loans present any significant risk of loss.

TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS

                                        September 30,       December 31,
------------------------------------------------------------------------------
(Dollars in thousands)                1998         1997         1997
------------------------------------------------------------------------------
Nonperforming assets:
 Nonaccrual loans (1)                 $  5,632     $ 5,929      $ 5,396
 Other real estate owned net of
  valuation allowance (2)                1,522       6,388        5,055
------------------------------------------------------------------------------
Total nonperforming assets            $  7,154     $12,317      $10,451
------------------------------------------------------------------------------
Loans past due 90 or more days as
 to interest or principal (3)         $    730     $   915      $   538
------------------------------------------------------------------------------
Nonperforming loans to total loans        0.79%       0.83%        0.75%
Nonperforming assets to total loans
 and other real estate owned              1.00%       1.71%        1.43%
Nonperforming assets to total assets      0.65%       1.18%        1.00%
Allowance for credit losses times
 nonperforming loans                      1.75x       1.66x        1.77x
Allowance for credit losses times
 nonperforming assets                     1.38x       0.80x        0.91x

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

(2) Nonaccrual loans are not included.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level, which in management's judgement, is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance is performed considering factors such as historical relationships among loans outstanding, loss experience, delinquency levels, individual loan reviews, and evaluation of the present and future local and national economic environment. While management believes the allowance for credit losses is adequate at September 30, 1998, the estimate of losses and related allowance are subject to change due to economic and other uncertainties inherent in the estimation process.

Bancorp had loans amounting to approximately $4.6 million and $4.3 million at September 30, 1998 and September 30, 1997, respectively, that were specifically classified as impaired and included in nonaccrual loans in Table
3. The average balance of impaired loans for the nine and three months ended September 30, 1998 and 1997 amounted to $4.8 million and $5.0 million, and $5.6 million and $5.0 million, respectively. Cash receipts for these same periods were $318,000 and $105,000 for 1998 and $2.9 million and $1.7 for 1997. All cash receipts were applied to reduce the principal balance of those impaired loans, and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was $646,000 and $440,000 at September 30, 1998 and September 30, 1997, respectively.

TABLE 4.	ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                        Period ended
------------------------------------------------------------------------------
                                        September 30,       December 31,
------------------------------------------------------------------------------
(Dollars in thousands)                1998         1997         1997
------------------------------------------------------------------------------
Average loans outstanding less
 average unearned income (1)          $716,956     $687,717     $695,070
------------------------------------------------------------------------------
Allowance for credit losses at
 beginning of year                    $  9,530     $  9,639     $  9,639
------------------------------------------------------------------------------
Charge-offs:
 Real estate                               437          134          371
 Commercial and industrial                  --           24           24
 Consumer                                2,978        3,126        4,345
------------------------------------------------------------------------------
Total loans charged-off                  3,415        3,284        4,740
------------------------------------------------------------------------------
Recoveries
 Real estate                               375          360          416
 Commercial and industrial                   9            1            7
 Consumer                                1,791        1,771        2,408
------------------------------------------------------------------------------
Total recoveries                         2,175        2,132        2,831
------------------------------------------------------------------------------
Net charge-offs                          1,240        1,152        1,909
------------------------------------------------------------------------------
Provision for credit losses              1,575        1,350        1,800
------------------------------------------------------------------------------
Allowance for credit losses at end of
 Period                                 $9,865     $  9,837     $  9,530
------------------------------------------------------------------------------
Ratio of net charge-offs to average
 loans outstanding                        0.17%        0.17%        0.27%
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

TABLE 5.	ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES

                               September 30,               December 31,
------------------------------------------------------------------------------
                         1998                1997             1997
------------------------------------------------------------------------------
                              % Gross               % Gross          % Gross
(Dollars in thousands)Amount  Loans(1)    Amount    Loans(1) Amount  Loans(1)
------------------------------------------------------------------------------
Real estate:
 Construction and
  land development    $1,440      3.0%     $1,679    4.3%    $1,479    4.2%
 Residential mortgage	481     26.2         595   26.0        600   25.7
 Other mortgage        2,163     22.3       1,402   19.4      1,795   20.2
 Commercial and
  Industrial             881     11.3         588   10.8        714   11.0
 Consumer              3,919     36.0       3,944   37.9      4,084   37.6
 Unallocated             981      1.2       1,629    1.6        858    1.3
------------------------------------------------------------------------------
Total allowance for
 credit losses        $9,865    100.0%     $9,837  100.0%    $9,530  100.0%
------------------------------------------------------------------------------
(1) Excludes loans held for sale.


YEAR 2000 COMPUTER READINESS

This disclosure is provided pursuant to the Securities and Exchange Commission's Interpretation entitled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies and Municipal Securities Issuers" effective August 4, 1998.

The Year 2000 issue arose because many existing date-sensitive computer programs, hardware, software, and other devices relying on imbedded chip technology do not recognize a year that begins with "2" because traditional programming has been limited to utilization of a two-digit code for a year (such as "98" for the year 1998). F&M Bancorp and its subsidiaries have undertaken to review their operating and information technology systems and other mechanical equipment such as elevators to identify systems in which the Year 2000 issue exists and to undertake the necessary renovation or replacement of these systems so that the companies will continue to operate unaffected by the Year 2000 issue after January 1, 2000.

In July 1997, F&M Bancorp established a Year 2000 issue task force comprised of representatives across functional lines representing all of its subsidiaries. The Year 2000 issue task team developed a Year 2000 issue assurance plan to coordinate and direct its efforts. The plan was approved by the board of directors on September 11, 1997. The task force provides quarterly reports to the board outlining the status of its efforts and its anticipated work in the coming quarter.

The assurance plan is composed of five phases: 1) awareness; 2) assessment; 3) renovation; 4) validation; and, 5) implementation, which mirror guidelines developed by the Federal Financial Institutions Examination Council (FFIEC) to deal with the Year 2000 issue. The assurance plan includes a timeline for completion of all tasks identified. As of September 30, 1998, all tasks are current to the timeline. Activities under each of the phases are ongoing as new vendor and customer relationships are created.

The task team has undertaken the education of all associates regarding the Year 2000 issue both for internal systems and as the problem may affect customers. Education of customers has begun through periodic information in the form of brochures and seminars. The task team has also received guidance from various regulators including the Office of the Comptroller of the Currency (OCC), Securities and Exchange Commission (SEC), Office of Thrift Supervision (OTS), and FFIEC.

All vendors who supply hardware, software and/or services of any type have been identified and contractual. A total of 522 products and services are represented by this vendor listing and have been categorized as either mission critical (those that directly impact daily operations), concern (those that can be replaced with manual processes), or low priority (little or no impact on daily operations). Vendors have been surveyed as to their Year 2000 issue readiness. The task team has confirmed vendor responses by testing products and services where possible to verify their readiness.

Of the 132 products and services identified as mission critical, 81 are deemed Year 2000 issue ready. Seventy-eight of these products and services can be tested internally and testing has been successfully completed on 34 of those 78 products and services (44%). Testing should be complete by December 31, 1998 and all systems under our control are expected to be Year 2000 issue ready by March 31, 1999. Of the remaining 54 mission critical products and services that cannot be internally tested, the progress of those service providers' efforts addressing the Year 2000 issue are being closely monitored. Examples of products and services that are not capable of internal testing include utilities and communication services. At present, 49 of the 54 are anticipated to be ready by January 1, 1999, three (3) have indicated plans to be ready by December 31, 1999, and two (2) have been determined not to be ready. Replacement products or services are being identified for these two
(2) and should be in place by March 31, 1999.

The company relies on Kirchman Corporation's Dimension 3000 software for maintaining customer accounting records. Kirchman is a provider of accounting systems for more than 1,000 banking clients worldwide. Kirchman's internal methodologies addressing Year 2000 issues have been reviewed and have received ITAA*2000 certification by the Information Technology Association of America, an independent non-profit organization. Further, Kirchman systems have passed all internal tests performed to date.

The task team has developed procedures for assessing Year 2000 issue risk for its funds providers including, depositors, which are intended to manage and limit potential risks associated with large or significant concentrations of retail and commercial deposits. The Year 2000 issue readiness of providers of lines of credit have been reviewed.

The task team has also established procedures for reviewing the Year 2000 issue readiness of borrowers to manage credit risk. Loan relationships with balances exceeding $250,000 or which are particularly computer reliant have been reviewed and three (3) have been risk rated "watch" and one (1) has been risk rated "substandard" utilizing the standard risk classifications employed to manage credit risk. The total value of these four (4) relationships is $2,675,598.

The internal audit department is performing progress audits of the work of the Year 2000 issue task force and reporting those results to the company's audit committee quarterly.

During the last quarter, efforts have been made to enhance the company's existing contingency plan for Year 2000 issues. The contingency planning committee adopted the four phase model as recommended by the FFIEC and OCC advisory letter 98-7. Phase1, organization and planning, and Phase 2, business impact analysis, were complete at September 30, 1998 as required by regulators. Phase 3, the contingency plan itself, and Phase 4, designing a method of validation, are on track to be completed by December 31, 1998, also as required by the regulators.

To date, the company has spent a total of $102,000 addressing Year 2000 issues and anticipates additional out-of-pocket expenses of $142,000 to complete. Work is done predominantly by existing associates as part of their normal work responsibilities. The company has hired one additional associate whose primary responsibility is testing. Costs for dealing with y2k issues are being provided from operating revenues.

The Company believes its efforts, and those of its third-party providers will effectively address Year 2000 issues before January 1, 2000. Because the Company is so reliant on third-party providers (which products and services cannot be effectively tested) for support, our normal business operations could be disrupted in the event one or more third-party providers fail to provide products and services as contracted. The most reasonably likely worst case Year 2000 issue scenario identified to date involves our inability, for short periods, to provide services to customers. The worst case scenario is mitigated somewhat by our ability to manually process customer transactions, by the geographic penetration of our branch network, and by our service delivery methods which include both proprietary and network ATMs, PC banking, telephone banking, and Express Bank, our full-service mobile branch. Power and telecommunication services are critical but might be interrupted for only a part of our branch network. The company has a generator to provide power to operate computer systems and, by contract, has geographically-remote facilities served by alternative sources of power to process work, if needed.

Longer periods of disruption could affect the company's ability to develop new business and could increase costs of operation and decrease revenues.


CAPITAL RESOURCES

Shareholders' equity totaled $106.1 million at September 30, 1998, an increase of 4.5% compared with the 1997 year-end level of $101.5 million, and an increase of 6.7% from the year-earlier level of $99.4 million. The fair value of the available-for-sale portfolio increase $230,000 (net of deferred taxes) since year-end. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of September 30, 1998, as follows:

TABLE 6.	CAPITAL RATIOS


                     Risk-based Capital
------------------------------------------------------------------------------
                 Tier 1    Total     Leverage
                 Capital   Capital   Ratio
------------------------------------------------------------------------------
Actual           13.00%    14.18%    9.64%
Minimum           4.00%     8.00%    3.00%
------------------------------------------------------------------------------
Excess            9.00%     6.18%    6.64%
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

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Bancorp had a cumulative net liability position of $67.5 million within the one-year timeframe at September 30, 1998. This position indicated that Bancorp was exposed to the potential for decreased earnings if interest rates were to rise in the next twelve months. In that case, the Asset/Liability Management Committee ("ALCO") would consider actions to change Bancorp's asset mix, funding sources, and interest rates to mitigate any negative impact on net interest income.

Because of inherent limitations in traditional cumulative gap analysis, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing positions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 7 presents Bancorp's MVE at September 30, 1998.


TABLE 7.	Effects of Changes in Interest Rates on MVE at September 30, 1998


(Dollars in thousands)
------------------------------------------------------------------------------
                                                        Percent Change
------------------------------------------------------------------------------
                                Hypothetical
 Change in     Market Value     Change             Hypothetical
 Interest      of Portfolio     Increase           Increase  	 Board
 Rates         Equity           (Decrease)         (Decrease)     Limit(1)
------------------------------------------------------------------------------
300 bp rise    $102,444         $(19,018)         (15.7)%         (30.0)%
200 bp rise     109,180          (12,282)         (10.1)          (20.0)
100 bp rise     115,193           (6,269)          (5.2)          (10.0)
Base scenario   121,462               --             --              --
100 bp decline  126,658            5,196            4.3           (10.0)
200 bp decline  132,165           10,703            8.8           (20.0)
300 bp decline  138,893           17,431           14.4           (30.0)

(1) Established by Bancorp's Board of Directors

                      PART II - Other Information


Item 6    Exhibits and Reports on Form 8-K                           Page
    (a)   Exhibits
    11    Statement Re:  Computation of per share earnings            31
    27    Financial Data Schedule                                     32

    (b) No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1998.

Items 1 through 5 have been omitted since the item is either inapplicable or the answer is negative.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             F&M BANCORP
                                             --------------------------
                                            (Registrant)


November 16, 1998                            /s/ David L. Spilman
-------------------                          ---------------------------
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

------------------------------------------------------------------------------
                       Nine Month Period Ended   Quarter Ended September 30,
(Dollar in thousands)   1998          1997         1998           1997
------------------------------------------------------------------------------
Net income             $   9,691      $    9,039   $    4,403    $     3,430
------------------------------------------------------------------------------


Basic EPS:
 Shares                 6,383,489      6,332,750    6,396,578      6,340,100
 EPS                  $      1.52     $     1.43   $     0.53     $     0.54

Dilutive shares:
 Stock options             75,345         49,149       75,036         65,547
 EPS                  $      0.02     $     0.01   $       --             --

Diluted EPS:
 Shares including
  Options               6,458,834      6,381,899    6,471,614      6,405,657
 EPS                  $      1.50     $     1.42   $     0.53    $      0.54
------------------------------------------------------------------------------

                                  Exhibit 27

           Article 9 Financial Data Schedule for the Third Quarter

[MULTIPLIER]                           1000
[PERIOD-TYPE]	                       9-MOS
[FISCAL-YEAR-END]               DEC-31-1998
[PERIOD-START]                  JAN-01-1998
[PERIOD-END]                   SEPT-30-1998
[CASH]                               34,447
[INT-BEARING-DEPOSITS]               18,064
[FED-FUNDS-SOLD]                          0
[TRADING-ASSETS]                          0
[INVESTMENTS-HELD-FOR-SALE]         195,016
[INVESTMENTS-CARRYING]              100,351
[INVESTMENTS-MARKET]                102,687
[LOANS]                             714,373
[ALLOWANCE]                           9,865
[TOTAL-ASSETS]                    1,106,571
[DEPOSITS]                          849,185
[SHORT-TERM]                         58,686
[LIABILITIES-OTHER]                  10,415
[LONG-TERM]                          82,150
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[COMMON]                             31,993
[OTHER-SE]                           74,142
[TOTAL-LIABILITIES-AND-EQUITY]    1,106,571
[INTEREST-LOAN]                      46,565
[INTEREST-INVEST]                    10,584
[INTEREST-OTHER]                        825
[INTEREST-TOTAL]                     57,974
[INTEREST-DEPOSIT]                   21,904
[INTEREST-EXPENSE]                   26,265
[INTEREST-INCOME-NET]                31,709
[LOAN-LOSSES]                         1,575
[SECURITIES-GAINS]                       75
[EXPENSE-OTHER]                      28,317
[INCOME-PRETAX]                      13,724
[INCOME-PRE-EXTRAORDINARY]            9,691
[EXTRAORDINARY]                           0
[CHANGES]                                 0
[NET-INCOME]                          9,691
[EPS-PRIMARY]                          1.52
[EPS-DILUTED]                          1.50
[YIELD-ACTUAL]                         4.50
[LOANS-NON]                           5,632
[LOANS-PAST]                            730
[LOANS-TROUBLED]                          0
[LOANS-PROBLEM]                      11,847
[ALLOWANCE-OPEN]                      9,530
[CHARGE-OFFS]                         3,415
[RECOVERIES]                          2,175
[ALLOWANCE-CLOSE]                     9,865
[ALLOWANCE-DOMESTIC]                  8,884
[ALLOWANCE-FOREIGN]                       0
[ALLOWANCE-UNALLOCATED]                 981