Form 10-K405
period 1998-12-31
F&M BANCORP
filed 1999-03-25
CIK 736473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12638

                            ------------------------

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

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK ($5 PAR VALUE)
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At March 5, 1999, the aggregate market value of 8,053,861 shares of Common Stock outstanding and held by non-affiliates of Registrant was $257,723,560.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement dated March 22, 1999 relating to the 1999 Annual Meeting of Stockholders of the Registrant are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART 1

Item 1      Business.......................................................................................           3
                Acquisitions...............................................................................           3
                Farmers & Mechanics National Bank..........................................................           3
                Home Federal Savings Bank..................................................................           3
                Competition................................................................................           3
                Financial Information About Industry Segments..............................................           4
                Supervision and Regulation.................................................................           4
                    Bank Holding Company Regulation........................................................           4
                    Bank Regulation........................................................................           5
                    Savings Bank Regulation................................................................           5
                    Regulatory Restrictions................................................................           5
                    Capital Requirements...................................................................           5
                    Interstate Banking.....................................................................           6
                    Monetary Policy........................................................................           7
                    Legislation............................................................................           7
                Employees..................................................................................           7
Item 2      Properties.....................................................................................           7
Item 3      Legal Proceedings..............................................................................           8
Item 4      Submission of Matters to a Vote of Security Holders............................................           8

PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters..........................           8
Item 6      Selected Financial Data........................................................................           9
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations..........          10
Item 7A     Quantitative and Qualitative Disclosures About Market Risk.....................................          27
Item 8      Financial Statements and Supplementary Data....................................................          31
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          63

PART III

Item 10     Directors and Executive Officers of the Registrant.............................................          64
Item 11     Executive Compensation.........................................................................          65
Item 12     Security Ownership of Certain Beneficial Owners and Management.................................          65
Item 13     Certain Relationships and Related Transactions.................................................          65

PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          65
Signatures.................................................................................................          68

                                     PART I

ITEM 1. BUSINESS

    F&M Bancorp ("Bancorp") is a Maryland corporation incorporated in 1984 and is registered as a bank holding company under the Bank Holding Company Act of 1956. At December 31, 1998, Bancorp had consolidated total assets of $1.4 billion, total loans of $892 million, total deposits of $1.1 billion, and total stockholders' equity of $131 million. Its principal subsidiaries are Farmers & Mechanics National Bank (the "Bank") and Home Federal Savings Bank (the "Savings Bank").

ACQUISITIONS

    On May 29, 1998, Bancorp acquired Keller-Stonebraker Insurance, Inc. ("K-S"), Hagerstown, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. K-S operates as an independent, wholly owned subsidiary of the Bank and provides a full line of consumer and commercial business insurance products through offices in Hagerstown, Cumberland, MD and Keyser, WV. Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas. Commercial business products include property and casualty packages, workers' compensation, bonds, professional liability, umbrella, and 401(k) and other benefit plans.

    On November 30, 1998, Bancorp completed the acquisition of Monocacy Bancshares, Inc. and its commercial banking subsidiary, Taneytown Bank & Trust Company, Taneytown, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. Under the terms of the merger agreement, Taneytown Bank was merged with and into the Bank at closing, increasing the Bank's assets by approximately $304 million, loans by approximately $167 million, and deposits by approximately $244 million.

FARMERS & MECHANICS NATIONAL BANK

    The Bank was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. Following the acquisition of Taneytown Bank & Trust Company described above, it provides broad-based commercial and retail banking services; personal trust, investment management, and financial planning services; and a wide variety of related financial products and services to individuals, businesses and governmental units through 35 full-service community offices and 38 ATMs across Frederick, Carroll, Montgomery, Baltimore and Howard Counties, MD, and Adams County, PA. The Bank also operates the East Coast's first full-service mobile unit, Express Bank, and delivers electronic services throughout its market with personal and business PC banking access and with its 24-hour telephone banking service, ExpressLine. At December 31, 1998, the Bank had total assets of $1.226 billion, total loans of $731 million, and total deposits of $957 million.

HOME FEDERAL SAVINGS BANK

    The Savings Bank is federally chartered and was acquired by Bancorp in 1996 through its merger with Home Federal Corporation. The transaction was completed as a tax-free exchange of shares accounted for as a pooling-of-interests. The Savings Bank provides consumer, commercial banking, mortgage and brokerage services, and offers full-service banking through eight community offices, 18 ATMs, and other electronic banking systems in Washington and Allegany Counties, MD. At December 31, 1998, Savings Bank had total assets of $226 million, total loans of $161 million, and total deposits of $183 million.

COMPETITION

    The market for banking and bank-related services is highly competitive and is growing more competitive every year. Traditional banks are developing capabilities in nontraditional lines of business such as insurance, brokerage, mutual funds, investment banking, securities underwriting and asset management, and commercial enterprises such as insurance companies, investment banking firms and retailers are gaining regulatory approvals to operate thrift banking subsidiaries.

    Bancorp operates in a highly competitive marketplace that has intensified in the past several years largely as a result of interstate banking and the acquisition of in-state financial institutions by larger, out-of-state banks. The full range of competition includes other bank holding companies, other commercial banks, other savings and loan associations, credit unions, money market funds, brokerage houses, investment managers, mortgage companies, consumer finance companies, leasing companies, insurance carriers, other insurance agencies, automobile manufacturers and their financing units, and commercial loan syndicates.

    Bancorp competes successfully in its marketplace by effectively focusing its business energy and resources on meeting the specific needs of its customers with a level of sales, service, and support intended to foster long-term relationships.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    New Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), is applicable to Bancorp beginning January 1, 1998 and establishes standards for reporting financial information about "operating segments" of an enterprise. Among other provisions, the standard sets forth the conditions under which two or more segments may be combined into a single operating segment such that disclosure of financial information pertaining to individual segments so combined may not be required.

    As disclosed above, the principal business of the Bank and the Savings Bank are similar inasmuch as both affiliates are engaged in community banking services to consumers and commercial business establishments, offer similar branch office and electronic delivery channels, and are subject to similar regulation. In the aggregate, Bancorp derives more than 90% of its consolidated revenue and net income and more than 90% of its consolidated assets from the Bank and the Savings Bank.

    Accordingly, the financial information required in this section under the provisions of SFAS No. 131 is contained in the consolidated financial statements beginning on page 31 which are hereby incorporated by reference.

SUPERVISION AND REGULATION

    BANK HOLDING COMPANY REGULATION

    Bancorp is registered with the Federal Reserve Board (the "Board") as a bank holding company and is subject to reporting requirements, supervision and examination by the Board under the Bank Holding Company Act of 1956 (the "Act"), as amended. The Act restricts the business activities and acquisitions that may be engaged in or made by Bancorp. Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks, or of furnishing services to, or performing services for, its affiliated banks. The Act and regulations thereunder require prior approval of the Board of the acquisition by Bancorp of more than 5% of any class of the voting shares of any additional bank. After prior approval or notice, Bancorp may acquire other banks and bank holding companies and engage directly or indirectly in certain activities closely related to banking. Bancorp must give prior notice of certain purchases or redemptions of its outstanding equity securities. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property, or furnishing of services.

    The Board may issue cease and desist orders against bank holding companies and nonbank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Board also regulates certain debt obligations of bank holding companies.

    BANK REGULATION

    The Bank is subject to supervision and regulation by the Comptroller of the Currency ("OCC"), the Board, and the Federal Deposit Insurance Corporation ("FDIC"). The regulator having primary supervisory and examination authority over the Bank is the OCC. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The Bank may establish branch banking offices throughout Maryland with the prior approval of the OCC. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.

    Some of the aspects of the lending and deposit business of the Bank which are subject to regulation by the Board or the FDIC include disclosure requirements in connection with personal or mortgage loans, interest on deposits and reserve requirements. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit, (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

    The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to Bancorp and its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, asset purchases, or otherwise. Such transfers by the Bank to Bancorp or any of Bancorp's nonbanking subsidiaries are limited in amount to 10% of the Bank's capital and surplus and, with respect to Bancorp and all such nonbanking subsidiaries, to an aggregate of 20% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

    SAVINGS BANK REGULATION

    The Savings Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and by the FDIC. The OTS has extensive authority over the operations of savings associations. The OTS' enforcement authority over all savings associations includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions.

    REGULATORY RESTRICTIONS

    See Note 14, Regulatory Restrictions, Notes to Consolidated Financial Statements, page 61, for additional information regarding certain regulatory restrictions on inter-company transfers of funds and on the payment of dividends by Bank and Savings Bank to Bancorp.

    CAPITAL REQUIREMENTS

    Under regulatory capital adequacy guidelines discussed below, Bancorp, the Bank and the Savings Bank were "well capitalized" at December 31, 1998 and 1997.

    The Board, OCC and OTS maintain capital adequacy guidelines applicable to Bancorp, the Bank and the Savings Bank, respectively, which set forth minimum levels of capital relative to assets and risk-adjusted assets. The guidelines require Bancorp and the Bank to maintain a minimum tangible (leverage) capital ratio of 3% (1.5% for the Savings Bank) Tier 1 capital (primarily shareholders' equity) to total regulatory assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock. Tier 1 capital excludes goodwill and other disallowed intangibles, certain deferred tax assets and any net unrealized loss on marketable equity securities. At December 31, 1998, Bancorp's tangible capital ratio was 8.81%.

    Bancorp and the Bank must also meet a minimum core, "Tier 1" capital to risk-weighted assets ratio of 4% (3% for Savings Bank), and Bancorp, the Bank and the Savings Bank must meet a minimum core and supplemental, "Total" capital to risk-weighted assets ratio of 8%, measuring the amount of defined capital as a percentage of the amount and nature of assets and commitments currently at risk. The risk-weighted capital rules specify four categories of asset or commitment risk, with each category being assigned a weight ranging from 0% to 100%, depending upon the defined risk of each category. At least 50% of Bancorp's Total capital must be made up of Tier 1 capital elements including common equity, retained earnings, guaranteed preferred beneficial interest in junior subordinated debentures, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments. The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1998, Bancorp's Tier 1 and Total risk-weighted capital ratios were 12.55% and 13.80%, respectively.

    The FDIC requires "prompt corrective action" when an insured institution's capital falls to certain levels. This rule restricts or prohibits certain activities and requires an insured institution to submit a capital restoration plan when it becomes undercapitalized. The restrictions and prohibitions become more severe as an institution's capital level declines.

    Capital adequacy guidelines also provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. The guidelines explicitly provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor to be considered in evaluating capital adequacy.

    For additional information pertaining to capital adequacy and interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 27 and 28.

    INTERSTATE BANKING

    In September 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Banking and Branching Act") became law. The Banking and Branching Act provides that, as of September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted, although states are permitted to require that target banks located within the state be in existence for a period of up to five years before they become subject to the Banking and Branching Act. Additionally, the Banking and Branching Act establishes deposit caps that prohibit acquisitions if the acquirer would thereafter control 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

    In addition, the Banking and Branching Act provides that, as of June 1, 1997, adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and by opening and maintaining de novo, or new, branches in states other than the states in which the banks maintain their principal place of business. With respect to interstate merger, each state had the opportunity to "opt out" of the interstate merger provisions and, thus, prohibit such activity. With respect to de novo branching, the Banking and Branching Act permits such activity only if a state has "opted in" and specifically allowed such activity. The State of Maryland permits interstate branching, both by mergers and by establishing new branches.

    Under regulatory guidelines, Bancorp is "well-capitalized" and, therefore, meets the "adequately-capitalized" standard required to participate in interstate affiliations with out-of-state banks and bank holding companies.

    MONETARY POLICY

    The earnings and growth of Bancorp, the Bank, and the Savings Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities, including the Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Board are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Bancorp cannot be predicted.

    LEGISLATION

    In addition to extensive existing government regulation, laws and regulations in the states in which Bancorp and its subsidiaries do business can change in unpredictable ways, often with significant effects on the way in which financial institutions may conduct business. The enactment of banking legislation such as the Financial Institution Reform, Recovery and Enforcement Act of 1989 and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has affected the banking industry by, among other things, broadening the powers of the federal banking agencies in a number of areas. Later banking legislation, such as the Riegle Community Development and Regulatory Improvement Act of 1994 and the Economic Growth and Regulatory Paperwork Reduction Act of 1996, have eased some of the regulatory burdens imposed on banks and bank holding companies, including certain FDICIA requirements, and is intended to make the bank regulatory system more efficient. Other legislation that has been enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. The enactment of the Banking and Branching Act in 1994 has facilitated, and is expected to continue to facilitate, consolidation within financial institutions that have separate operations in two or more states and within the financial services industry. See "Interstate Banking" above.

    Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the states' legislatures, and before the various bank regulatory agencies. Some of these proposals are significant and, if adopted, could result in a fundamental restructuring of the financial services industry. Although such legislation would likely have an effect on the business of Bancorp and its subsidiaries, Bancorp cannot accurately predict what that effect would be.

EMPLOYEES

    At December 31, 1998, Bancorp and its subsidiaries had 620 full-time equivalent employees.

ITEM 2. PROPERTIES

    The following describes the location and general character of the principal offices and other materially important physical properties of Bancorp and its subsidiaries.

    The Bank owns a fee simple interest in its principal executive offices and main banking facility, totaling approximately 115,000 square feet, located at 110 Thomas Johnson Drive, Frederick, MD. The Savings Bank owns a fee simple interest in its principal executive office and main banking facility, with approximately 39,000 square feet, located at 122-128 West Washington Street, Hagerstown, MD. Keller-Stonebraker leases approximately 8,000 square feet for its headquarters office located at 1120 Professional

Court, Hagerstown, MD, from a partnership in which Keller-Stonebraker's executive officers hold a 30% limited partnership interest. Bancorp acquired, in its merger with Monocacy Bancshares, Inc., a fee simple interest in the 43,500 square foot headquarters building of Taneytown Bank & Trust Company located at 222 East Baltimore Street, Taneytown, MD.

    Out of a total of 40 additional branch offices of the Bank and the Savings Bank at December 31, 1998, 22 were owned and 18 were leased. Information concerning Bancorp's lease commitments is included in Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements, page 57.

ITEM 3. LEGAL PROCEEDINGS

    Bancorp and its subsidiaries become involved, from time to time, in various legal proceedings incidental to their respective businesses. As disclosed in
Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements, page 57, in the opinion of the management, there were no legal matters pending as of December 31, 1998 which would have a material effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of shareholders was held on November 24, 1998 to act upon a proposal recommended by the Board of Directors of Bancorp to approve the Agreement and Plan of Merger, dated as of September 4, 1998, by and between Bancorp and Monocacy Bancshares, Inc. The following are the results of that vote:

For                          4,929,872
Against or Withheld            123,755
Abstentions                     34,583

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

    The principal market on which F&M Bancorp Common Stock is traded is The NASDAQ Stock Market. The following table sets forth share prices and dividend payments for the periods indicated:

                         STOCK PRICE AND DIVIDENDS (1)

                                                                    1998                                   1997
                                                --------------------------------------------  -------------------------------
                                                  HIGH        LOW       CLOSE     DIVIDEND      HIGH        LOW       CLOSE
                                                ---------  ---------  ---------  -----------  ---------  ---------  ---------
1st Q.........................................  $   39.28  $   32.86  $   39.28   $    0.24   $   25.85  $   20.87  $   24.49
2nd Q.........................................      44.05      36.42      42.44        0.24       25.85      23.13      25.17
3rd Q.........................................      43.00      32.50      33.88        0.25       33.10      24.27      31.67
4th Q.........................................      34.63      30.50      32.75        0.25       36.19      31.43      36.19


                                                 DIVIDEND
                                                -----------
1st Q.........................................   $    0.20
2nd Q.........................................        0.20
3rd Q.........................................        0.21
4th Q.........................................        0.21

------------------------

(1) Data has been restated for 5% stock dividend paid in July 1998.

    Information concerning restrictions on the ability of affiliates to transfer funds in the form of dividends to Bancorp is included in Note 14, Regulatory Restrictions, Notes to Consolidated Financial Statements, page 61.

ITEM 6. SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
                          F&M BANCORP AND SUBSIDIARIES

                                                                   YEARS ENDED DECEMBER 31,
  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE    --------------------------------------------------------------------
     DATA)                                       1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
OPERATING INCOME
  Interest income..........................  $     99,179  $     96,397  $     90,473  $     87,203  $     76,600
  Interest expense.........................        46,878        44,602        42,378        40,286        31,222
                                             ------------  ------------  ------------  ------------  ------------
  Net interest income......................        52,301        51,795        48,095        46,917        45,378
  Provision for credit losses..............         3,056         2,910         1,822         2,536         1,875
                                             ------------  ------------  ------------  ------------  ------------
  Net interest income after provision for
    credit losses..........................        49,245        48,885        46,273        44,381        43,503
  Net gains (losses) on sales of
    securities.............................         1,104            76          (550)           20           (97)
  Other noninterest income.................        18,679        18,220        15,533        15,710        12,283
  Noninterest expense......................        50,890        47,704        47,659        43,836        39,947
                                             ------------  ------------  ------------  ------------  ------------
  Income before provision for income
    taxes..................................        18,138        19,477        13,597        16,275        15,742
  Provision for income taxes...............         5,046         5,251         3,196         3,261         4,077
                                             ------------  ------------  ------------  ------------  ------------
  Net income...............................  $     13,092  $     14,226  $     10,401  $     13,014  $     11,665
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
PER SHARE DATA
  Net income--basic........................  $       1.51  $       1.65  $       1.21  $       1.52  $       1.36
  Net income--diluted......................          1.49          1.64          1.21          1.51          1.36
  Cash dividends paid......................          1.06          0.68          0.49          0.48          0.41
  Book value...............................         15.07         14.56         13.39         12.75         11.10
KEY RATIOS
  Return on average assets.................          0.96%         1.10%         0.84%         1.14%         1.09%
  Return on average shareholders' equity...         10.13         11.96          9.35         12.77         12.43
  Average shareholders' equity to total
    average assets.........................          9.44          9.16          9.03          8.89          8.79
  Dividend payout ratio(1).................         70.20         41.21         40.50         31.58         30.15
SELECTED AVERAGE BALANCES
  Total average assets.....................  $  1,368,144  $  1,298,543  $  1,232,123  $  1,145,991  $  1,067,486
  Total average shareholders' equity.......       129,179       118,921       111,217       101,874        93,868
AT PERIOD END
  Loans, net of unearned income............  $    891,741  $    882,550  $    829,229  $    765,311  $    769,861
  Total assets.............................     1,449,682     1,338,559     1,273,265     1,221,859     1,123,252
  Total deposits...........................     1,138,194     1,053,562     1,022,854     1,008,037       925,180
  Total shareholders' equity...............       130,824       125,635       114,947       109,225        94,939
ASSET QUALITY
  Nonperforming assets.....................  $      5,901  $     12,549  $     16,187  $     18,949  $     28,558
  Nonperforming assets / total assets......          0.41%         0.94%         1.27%         1.55%         2.54%
  Net charge-offs to average loans
    outstanding............................          0.26          0.30          0.23          0.54          0.32

(1) Reflects the percentage relationship of cash dividends paid to basic earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an overview of the financial condition and results of operations of F&M Bancorp and Subsidiaries ("Bancorp") for the three years in the period ended December 31, 1998, and is intended to assist readers in their analysis and understanding of the accompanying consolidated financial statements and notes thereto.

    Bancorp's acquisition of Keller-Stonebraker Insurance, Inc. ("K-S"), completed in May 1998, and Monocacy Bancshares, Inc. and its wholly owned subsidiary, Taneytown Bank & Trust Company ("TBT"), completed in November 1998, are accounted for as poolings-of-interests transactions. Accordingly, the consolidated financial statements, notes, and historical financial data contained herein were restated for all prior periods presented to include the financial condition and results of operations for K-S and TBT. Refer to Note 2, Notes to Consolidated Financial Statements, for further information regarding acquisition activity within the periods reported.

    All per share amounts in this report have been restated to give effect to subsequent stock dividends and shares issued in pooling-of-interest transactions.

FORWARD-LOOKING STATEMENTS

    Certain information included in the following section of this report, other than historical information, may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "likely", "unlikely", "continue", or similar terms. Although Bancorp believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

1998 COMPARED TO 1997

OVERVIEW

    Net income for 1998 decreased 8% to $13.1 million, or $1.49 per share, from $14.2 million, or $1.64 per share, for 1997, largely reflecting the influence of special items of an unusual or nonrecurring nature recognized in the periods compared and as set forth in Table 1. Excluding special items in both years, net (operating) income INCREASED 7% to $15.0 million, or $1.71 per share, from $14.0 million, or $1.61 per share, for 1997. Per share amounts are stated throughout this section on a diluted basis unless specifically noted otherwise.

SPECIAL ITEMS--1998

    Special items for 1998, as shown in Table 1 on an after-tax basis, included $2.332 million of merger-related expense, or $0.27 per share. This amount included $192 thousand ($0.02 per share) of merger-related expenses pertaining to the 1998 integration of core processing systems and administrative functions at the Savings Bank, acquired in November 1996, $190 thousand ($0.02 per share) related to the May 1998 acquisition of K-S, and $1.922 million ($0.23 per share) related to the acquisition and integration of TBT. A special provision for possible loan losses related to the acquisition of TBT amounted to $460 thousand after tax, or $0.05 per share The integration of TBT's core processing systems and administrative functions was completed in February 1999. Net securities gains realized by TBT during 1998 amounted to $661 thousand ($0.07 per share), and Bancorp realized a net gain of $270 thousand ($0.03 per share) on the sale of bank-owned real estate.

SPECIAL ITEMS--1997

    Special items for 1997, as shown in Table 1 on an after-tax basis, included a $552 thousand gain on the sale of the credit card merchant processing business ($0.06 per share). Recognizing the difficulty in achieving sufficient economies of scale over the near term, Bancorp elected to exit this highly competitive line of business in favor of alternatives expected to produce greater profitability over the long term. TBT incurred litigation costs of $177 thousand ($0.02 per share) and realized a $110 thousand gain on the sale of loans in 1997 ($0.01 per share) and a $59 thousand gain on the sale of investment securities ($0.01 per share).

    Pursuant to the provisions of the Plan and Agreement to Merge with Home Federal, compensatory payments were recognized in 1997 for two executive officers who elected to resign during the year. Such compensation expense totaled $294 thousand ($0.03 per share) and was to be paid over a 24-month period.

TABLE 1. NET INCOME EXCLUDING SPECIAL ITEMS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          1998      EPS(1)      1997      EPS(1)      1996       EPS(1)
--------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  -----------
Net income as reported........................................  $  13,092  $    1.49  $  14,226  $    1.64  $  10,401   $    1.21
Adjustments (net of income taxes):
  Merger-related expense......................................      2,332       0.27        294       0.03      1,176        0.14
  Special provision for credit losses.........................        460       0.05         --         --        200        0.02
  Gain on sale of property....................................       (270)     (0.03)        --         --         --          --
  Gain on sale of merchant services...........................         --         --       (552)     (0.06)        --          --
  Gain on sale of loans.......................................         --         --       (110)     (0.01)        --          --
  Litigation expense..........................................         --         --        177       0.02         --          --
  SAIF assessment.............................................         --         --         --         --        724        0.08
  Securities losses (gains)...................................       (661)     (0.07)       (59)     (0.01)       203        0.02
                                                                ---------  ---------  ---------  ---------  ---------       -----
  Net income excluding special items..........................  $  14,953  $    1.71  $  13,976  $    1.61  $  12,704   $    1.47
                                                                ---------  ---------  ---------  ---------  ---------       -----
                                                                ---------  ---------  ---------  ---------  ---------       -----

------------------------

(1) Diluted earnings per share

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Approximately 72% of Bancorp's gross revenue was derived from net interest income in 1998, down from 74% in 1997. Net interest income is principally the sum of interest and fees on loans plus interest and discount on investment securities, less interest paid on deposits and borrowings. Although interest-bearing deposits continued to represent Bancorp's principal funding source, factors largely related to intense competition for bank deposits throughout the financial services industry have forced banks to seek dependable, relatively low-cost alternative sources of funds. Bancorp frequently supplements its funding with Federal Home Loan Bank ("FHLB") borrowings, which have proven to be reliable and cost-effective across all maturities selected. Other, more traditional, funding sources include repurchase agreements and federal funds purchased.

    Net interest income is influenced by a number of external economic and competitive factors such as Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing practices, funding alternatives and maturity schedules. Historically, Bancorp has not made use of derivatives, interest rate hedges or similar instruments or transactions to manage interest rate risk, but is prepared to employ such instruments as circumstances dictate.

TABLE 2. AVERAGE BALANCES, INTEREST, AND AVERAGE RATES (CONSOLIDATED)

                                                 1998                                1997                           1996
                                   ---------------------------------  -----------------------------------  ----------------------
                                    AVERAGE                AVERAGE     AVERAGE                  AVERAGE     AVERAGE
(DOLLARS IN THOUSANDS)             BALANCES   INTEREST      RATE      BALANCES    INTEREST       RATE      BALANCES    INTEREST
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
ASSETS
INTEREST-EARNING ASSETS
Short-term funds.................  $  30,255  $   1,868        6.17%  $  12,729   $     619         4.86%  $  16,055   $     891
                                   ---------  ---------               ---------  -----------  -----------             -----------
Investment securities:(1)
    Taxable......................    255,798     15,772        6.17     221,361      14,273         6.45     224,510      14,039
    Tax-exempt(2)................    100,352      7,040        7.02      98,559       7,185         7.29     104,210       7,791
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
Total investment securities(2)...    356,150     22,812        6.40     319,920      21,458         6.71     328,720      21,830
                                   ---------  ---------  -----------  ---------  -----------  -----------             -----------
Loans, net, including loans held
  for sale(2)....................    879,705     77,129        8.77     864,986      76,892         8.89     789,604      70,560
                                   ---------  ---------  -----------  ---------  -----------  -----------             -----------
Total interest-earning assets and
  average yield(2)...............  1,266,110  $ 101,809        8.04%  1,197,635   $  98,969         8.26%  1,134,379   $  93,281
                                              ---------  -----------             -----------  -----------             -----------
Total noninterest-earning
  assets.........................    102,034                            100,908                               97,744
                                   ---------                          ---------                            ---------
Total assets.....................  $1,368,144                         $1,298,543                           $1,232,123
                                   ---------                          ---------                            ---------
                                   ---------                          ---------                            ---------
LIABILITIES AND SHAREHOLDERS'
  EQUITY
INTEREST-BEARING LIABILITIES
Interest bearing deposits:
    Checking.....................  $ 138,948  $   2,670        1.92%  $ 130,624   $   2,653         2.03%  $ 116,971   $   2,505
    Savings......................    154,762      3,893        2.52     163,897       4,310         2.63     172,101       4,707
    Money market accounts........    146,577      4,797        3.27     126,654       3,850         3.04     127,497       3,860
    Certificates of deposit......    502,458     27,439        5.46     482,398      26,428         5.48     464,991      25,792
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
  Total interest bearing
    deposits.....................    942,745     38,799        4.12     903,573      37,241         4.12     881,560      36,864
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
Short-term borrowings:
    Federal funds purchased and
      securities sold under
      agreements to repurchase...     49,095      2,399        4.89      44,280       2,264         5.11      38,565       1,908
    Other short-term
      borrowings.................     26,703      1,476        5.53      62,001       3,663         5.91      41,819       2,393
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
Total short-term borrowings......     75,798      3,875        5.11     106,281       5,927         5.58      80,384       4,301
Long-term borrowings.............     73,964      4,204        5.68      24,350       1,434         5.89      18,765       1,213
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
Total borrowed funds.............    149,762      8,079        5.39     130,631       7,361         5.63      99,149       5,514
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
Total interest-bearing
  liabilities and average rate
  incurred.......................  1,092,507     46,878        4.29   1,034,204      44,602         4.31     980,709      42,378
                                   ---------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
NONINTEREST-BEARING LIABILITIES
Demand deposits..................    134,457                            131,769                              127,323
Other liabilities................     12,001                             13,649                               12,874
                                   ---------                          ---------                            ---------
Total noninterest-bearing
  liabilities....................    146,458                            145,418                              140,197
                                   ---------                          ---------                            ---------
Total liabilities................  1,238,965                          1,179,622                            1,120,906
                                   ---------                          ---------                            ---------
Shareholders' equity.............    129,179                            118,921                              111,217
                                   ---------                          ---------                            ---------
Total liabilities and
  shareholders' equity...........  $1,368,144                         $1,298,543                           $1,232,123
                                   ---------                          ---------                            ---------
                                   ---------                          ---------                            ---------
Net interest income..............             $  54,931                           $  54,367                            $  50,903
                                              ---------                          -----------                          -----------
                                              ---------                          -----------                          -----------
Net interest spread(3)...........                              3.75%                                3.95%
                                                         -----------                          -----------
                                                         -----------                          -----------
Net interest margin (4)..........                              4.34%                                4.54%
                                                         -----------                          -----------
                                                         -----------                          -----------


                                     AVERAGE
(DOLLARS IN THOUSANDS)                RATE
                                   -----------
ASSETS
INTEREST-EARNING ASSETS
Short-term funds.................        5.55%
                                   -----------
Investment securities:(1)
    Taxable......................        6.25
    Tax-exempt(2)................        7.48
                                   -----------
Total investment securities(2)...        6.64
                                   -----------
Loans, net, including loans held
  for sale(2)....................        8.94
                                   -----------
Total interest-earning assets and
  average yield(2)...............        8.22%
                                   -----------
Total noninterest-earning
  assets.........................

Total assets.....................

LIABILITIES AND SHAREHOLDERS'
  EQUITY
INTEREST-BEARING LIABILITIES
Interest bearing deposits:
    Checking.....................        2.14%
    Savings......................        2.74
    Money market accounts........        3.03
    Certificates of deposit......        5.55
                                   -----------
  Total interest bearing
    deposits.....................        4.18
                                   -----------
Short-term borrowings:
    Federal funds purchased and
      securities sold under
      agreements to repurchase...        4.95
    Other short-term
      borrowings.................        5.72
                                   -----------
Total short-term borrowings......        5.35
Long-term borrowings.............        6.46
                                   -----------
Total borrowed funds.............        5.56
                                   -----------
Total interest-bearing
  liabilities and average rate
  incurred.......................        4.32
                                   -----------
NONINTEREST-BEARING LIABILITIES
Demand deposits..................
Other liabilities................

Total noninterest-bearing
  liabilities....................

Total liabilities................

Shareholders' equity.............

Total liabilities and
  shareholders' equity...........

Net interest income..............

Net interest spread(3)...........        3.90%
                                   -----------
                                   -----------
Net interest margin (4)..........        4.49%
                                   -----------
                                   -----------

SEE FOOTNOTES, NEXT PAGE.

------------------------------

(1) Average Balances and the related average rate are based on amortized cost.

(2) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory tax rate of 35 percent. In addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(3) Net interest spread is the difference between the ratios (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to interest-bearing liabilities.

(4) Net interest margin is the difference between the ratios (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to earning assets.

    Table 2 displays average balances, interest and interest rates for each major category of interest-earning assets and interest-bearing liabilities over a three-year period. Total interest income, expressed on a taxable-equivalent basis as if every dollar of interest income was fully taxable at the same federal and state tax rate, increased 3% to $101.8 million for 1998 from $99.0 million for 1997. The increase was attributed largely to an 11% increase in average investment securities supplementing a modest 2% growth in average loans. Bancorp took deliberate action to reduce its indirect loan portfolio by approximately $17.8 million in 1998 and was not willing to compete with the aggressive tactics of loan syndicates regarding commercial loan pricing and credit structure evident during most of the year. Favoring growth in lower yielding investment securities then, the yield on average earning assets declined to 8.04% for 1998, from 8.26% for 1997.

    Total interest expense increased 5%, to $46.9 million for 1998, from $44.6 million for 1997, but trailed the rate of growth of interest-bearing liabilities as the average cost of funds declined to 4.29% for 1998, from 4.31% for 1997. Average interest-bearing deposits, led by a $27.4 million increase in Bancorp's successful new T-Bill Plus Money Market Deposit Account, with interest rates tied to the 13-week Treasury Bill, increased by 4% for 1998, and average borrowings, principally long term, increased by 15%. While the 11% growth in average repurchase balances between 1998 and 1997 reflected growth in underlying commercial account relationships, a 19% increase in FHLB borrowings was related chiefly to investment opportunities with unusually attractive terms and contributions to growth in net interest income in 1998.

    The net interest margin ("margin"), which is the ratio of taxable-equivalent net interest income to average earning assets, has been under considerable pressure throughout the banking industry, especially over the past two years. In contrast to 1997, when loan growth and a stable cost of funds prevented Bancorp's margin from declining, a moderate decline in the margin to 4.34% for 1998 compared with 4.54% for 1997 was principally the result of modest growth in total average loans, with stronger growth in lower-yielding investment securities. Furthermore, Bancorp's earning assets have a tendency to re-price more quickly than its interest-bearing liabilities, further exacerbating the margin decline as interest rates moved lower in 1998. Inasmuch as interest rates may decline further in 1999, Bancorp is prepared to evaluate available options to mitigate any possible adverse impact on net interest income.

    Table 3, Analysis of Changes in Net Interest Income, quantifies the change in net interest income for the periods presented and, as discussed above, shows how much was attributed to volume factors and how much was influenced by interest rate movements. Bancorp endeavors to maintain a relatively balanced position between interest-sensitive assets and interest-sensitive liabilities without forgoing opportunities to benefit from relevant interest rate conditions within the boundaries of prudent risk management and established corporate policy. Further information may be found on page 26, Asset and Liability Management ("ALM"), Market Risk, and in Table 15, Effects of Changes in Interest Rates on MVE, page 28.

TABLE 3. ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                           1998 OVER 1997                     1997 OVER 1996
                                                  ---------------------------------  ---------------------------------
                                                               DUE TO CHANGE IN(1)                DUE TO CHANGE IN(1)
                                                   INCREASE    --------------------   INCREASE    --------------------
(IN THOUSANDS)                                    (DECREASE)    VOLUME      RATES    (DECREASE)    VOLUME      RATES
                                                  -----------  ---------  ---------  -----------  ---------  ---------
INTEREST INCOME
  Interest and fees on loans(2)(3)..............   $     237   $   1,299  $  (1,062)  $   6,332   $   6,703  $    (371)
  Interest and dividends on investment
    securities:
    Taxable.....................................       1,499       2,146       (647)        234        (199)       433
    Tax-exempt(4)...............................        (145)        129       (274)       (606)       (416)      (190)
  Interest on federal funds sold................         335          77        258        (319)       (345)        26
  Interest-bearing deposits with banks..........         914         834         80          47         124        (77)
                                                  -----------  ---------  ---------  -----------  ---------  ---------
  Total.........................................       2,840       4,485     (1,645)      5,688       5,867       (179)
                                                  -----------  ---------  ---------  -----------  ---------  ---------
INTEREST EXPENSE
  Interest on deposits..........................       1,558       1,662       (104)        377         993       (616)
  Interest on federal funds purchased and
    securities sold under agreements to
    repurchase..................................         135         238       (103)        356         290         66
  Interest on other short-term borrowings.......      (2,187)     (1,966)      (221)      1,270       1,190         80
  Interest on long-term borrowings..............       2,770       2,820        (50)        221         336       (115)
                                                  -----------  ---------  ---------  -----------  ---------  ---------
  Total.........................................       2,276       2,754       (478)      2,224       2,809       (585)
                                                  -----------  ---------  ---------  -----------  ---------  ---------
  Net Interest Income...........................   $     564   $   1,731  $  (1,167)  $   3,464   $   3,058  $     406
                                                  -----------  ---------  ---------  -----------  ---------  ---------
                                                  -----------  ---------  ---------  -----------  ---------  ---------

(1) The change in interest due to both rate and volume has been allocated to rate and volume changes in porportion to the relationship of the absolute dollar amounts of the change in each.

(2) Included in the change in interest income are decreased fees on loans of $431 for the year ended December 31, 1998 over 1997 and increased fees on loans of $355 for the year ended December 31, 1997 over 1996.

(3) Tax equivalent adjustments of $235 for 1998, $127 for 1997 and $160 for 1996 are included in the calculation of rate changes for interest and fees on loans.

(4) Tax-equivalent adjustments of $2,394 for 1998, $2,443 for 1997 and $2,648 for 1996 are included in the calculation of rate changes for tax-exempt investment securities changes for tax-exempt investment securities.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses was increased by 5% for 1998, to $3.1 million, from $2.9 million for 1997, related to modest loan growth for the year and the relatively high, but declining, level of consumer loan losses. Total net loan losses for 1998 declined by 11% from 1997, and amounted to 0.26% of average total loans for the year. The decrease was attributed principally to a 25% reduction in net consumer loan losses. A five-year history of the allowance for credit losses is displayed in Table 13, page 23.

NONINTEREST INCOME

    Noninterest income increased 8% in 1998, to $19.8 million, from $18.3 million in 1997. Excluding special items of an unusual or nonrecurring nature described below, noninterest income from continuing operations increased 7% in 1998.

    Included in the results for 1998 were net investment securities gains of $1.0 million realized by TBT in the eleven-month period prior to the merger and a $467 thousand gain realized by Bancorp on the sale of real estate previously used as a branch office facility. Noninterest income for 1997 included a $179 thousand gain on the sale of loans and $89 thousand in gains on sales of investment securities by TBT. Bancorp realized a $900 thousand gain on the sale of the credit card merchant processing business discussed earlier. If the operating income recognized in 1997 from this line of business was also eliminated, comparable noninterest income before special items increased 12% in 1998.

    Trust income declined 2% in 1998. Excluding approximately $240 thousand represented by an unusually large estate administration fee realized in 1997, the underlying rate of increase in trust income was 8% for 1998. Trust assets under management, having declined significantly related to the late-summer 1998 stock market correction, rebounded to close 1998 at $432 million, 13% above $383 million in assets under management at year-end 1997.

    Service charges on deposit accounts increased 3% in 1998, to $6.0 million, from $5.8 million for 1997 related largely to transaction volume.

    Insurance income increased 15% to $2.3 million for 1998 from $2.0 million for 1997 related to increased sales of consumer and commercial business insurance products.

    Gains on sales of loans increased 38% to $2.0 million for 1998 from $1.4 million for 1997. The historically low mortgage rate environment that was sustained throughout 1998 triggered high refinancing volume.

    Other operating income declined 15% to $5.3 million for 1998 from $6.2 million for 1997 principally related to the mid-year 1997 sale of the credit card merchant processing business and the termination of revenue therefrom.

NONINTEREST EXPENSE

    Total noninterest expense, sometimes referred to as overhead expense, increased 7% to $50.9 million for 1998 from $47.7 million for 1997. Excluding merger related expense and other special items of an unusual or nonrecurring nature as disclosed in Table 1 and discussed below, noninterest expense increased 2% reflecting stringent cost controls and significant efficiencies realized through the 1998 integration of the Savings Bank's core processing systems and administrative functions.

    Salaries increased 5% to $21.6 million for 1998 from $20.6 million for 1997. Excluding $454 thousand in 1997 compensation expense recognized pursuant to the provisions of an agreement with Savings Bank, salaries increased 7% attributed to merit increases, new hires, promotions, and performance-based incentive payments.

    Pension and other employee benefits declined 1% to $4.88 million for 1998 from $4.95 million for 1997 related to favorable experience in medical and health programs.

    Merger-related expense increased to $3.2 million for 1998 from $0.5 million for 1997 largely associated with legal and accounting fees, severance payments, contract terminations, and similar expenses incurred in connection with the acquisition and merger of Monocacy Bancshares, Inc. which closed on November 30, 1998.

    Occupancy and equipment expense declined 1% to $7.8 million for 1998 from $7.9 million for 1997 attributed to cost reductions associated with a systems conversion at the Savings Bank completed in June 1998.

    Other operating expense decreased 3% to $13.4 million for 1998 from $13.8 million for 1997 related principally to discontinued operating expense associated with the sale of the credit card merchant processing business in the third quarter of 1997.

INCOME TAXES

    Income tax expense decreased by 4% to $5.0 million for 1998, from $5.3 million for 1997, largely related to a 7% decrease in income before taxes. Tax expense varies with changes in the level of income before taxes, the amount of tax-exempt income realized, and the relationship of these changes to each other. Also, the amount of income tax expense differs from the amount computed at statutory rates primarily because interest realized on state and municipal obligations and certain loans is tax-exempt. See Note 8, INCOME TAXES, Notes to Consolidated Financial Statements.

    The effective tax rate, which is the provision for income taxes divided by income before taxes, increased slightly to 27.8% for 1998 compared with 27.0% for 1997 largely related to non-tax-deductible expenses associated with the acquisitions of K-S and Monocacy Bancshares in 1998.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

    Bancorp's financial condition can be evaluated by analyzing its sources and uses of funds. The comparison of average balances in Table 4 shows an increase in average earning assets ("Uses") for 1998 of $68.5 million, or 6% above 1997, and indicates how that increase was funded ("Sources").

INVESTMENT SECURITIES

    The investment securities portfolio is structured and managed to meet several important financial objectives:

    - To maintain sufficient balance sheet liquidity to meet any reasonable decline in deposits and any anticipated increase in loans.

    - To insure safety of principal and interest by investing only in securities permitted by regulation.

    - To maximize income consistent with liquidity and safety requirements.

    - To maintain a source of assets which can be pledged as collateral for federal, state and municipal deposits.

    The investment securities portfolio is held in two categories for accounting and reporting purposes: (1) available-for-sale ("AFS") securities are those which are intended to be held for an indefinite period of time, but not necessarily to maturity, and (2) held-to-maturity ("HTM") securities are those for which there is both a positive intent and an ability to hold to maturity. These determinations are made when the securities are purchased and are integral to Bancorp's asset/liability ("ALM") policies. The accounting policy for investment securities is set forth in Note 1, NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES, Notes to Consolidated Financial Statements.

    Short-term uses of funds, shown in Table 4 as federal funds and interest-bearing deposits with banks, are principally a function of the management of Bancorp's daily cash and liquidity requirements. An increase in these accounts, for example, may indicate a temporary excess of investable funds not otherwise required for increases in loans or investments, or decreases in deposits. Conversely, a decrease in these categories usually indicates the opposite.

TABLE 4. SOURCES AND USES OF FUNDS

                                           1998                               1997                   1996
                             ---------------------------------  ---------------------------------  ---------
                              AVERAGE    INCREASE                AVERAGE    INCREASE                AVERAGE
                              BALANCE   (DECREASE)       %       BALANCE   (DECREASE)       %       BALANCE
                             ---------  -----------  ---------  ---------  -----------  ---------  ---------
                                                         (DOLLARS IN THOUSANDS)
FUNDING USES
  Federal funds sold.......  $   5,959   $   1,123        23.2% $   4,836   $  (5,972)      (55.3)% $  10,808
  Interest-bearing deposits
    with banks.............     24,296      16,403       207.8      7,893       2,646        50.4      5,247
  Taxable investment
    securities.............    255,798      34,437        15.6    221,361      (3,149 )      (1.4)   224,510
  Tax-exempt investment
    securities.............    100,352       1,793         1.8     98,559      (5,651 )      (5.4)   104,210
  Loans, net...............    879,705      14,719         1.7    864,986      75,382         9.5    789,604
                             ---------  -----------  ---------  ---------  -----------  ---------  ---------
  Total uses...............  $1,266,110 $   68,475         5.7% $1,197,635 $   63,256         5.6% $1,134,379
                             ---------  -----------  ---------  ---------  -----------  ---------  ---------
                             ---------  -----------  ---------  ---------  -----------  ---------  ---------
FUNDING SOURCES
  Interest-bearing
    checking...............  $ 138,948  $    8,324         6.4% $ 130,624  $   13,653        11.7% $ 116,971
  Savings..................    154,762      (9,135 )      (5.6)   163,897      (8,204 )      (4.8)   172,101
  Money market accounts....    146,577      19,923        15.7    126,654        (843 )      (0.7)   127,497
  Certificates of
    deposit................    502,458      20,060         4.2    482,398      17,407         3.7    464,991
  Short-term borrowings....     75,798     (30,483 )     (28.7)   106,281      25,897        32.2     80,384
  Long-term borrowings.....     73,964      49,614       203.8     24,350       5,585        29.8     18,765
  Noninterest-bearings
    funds (net)(1).........    173,603      10,172         6.2    163,431       9,761         6.4    153,670
                             ---------  -----------  ---------  ---------  -----------  ---------  ---------
  Total sources............  $1,266,110 $   68,475         5.7% $1,197,635 $   63,256         5.6% $1,134,379
                             ---------  -----------  ---------  ---------  -----------  ---------  ---------
                             ---------  -----------  ---------  ---------  -----------  ---------  ---------

------------------------

(1) Noninterest-bearing liabilities and shareholders' equity, less noninterest-earning assets.

TABLE 5. INVESTMENT PORTFOLIO DISTRIBUTION-AMORTIZED COST(1)

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
U. S. Treasury securities and obligations of U.S. government corporations and agencies...................................  $ 118,271  $ 116,387  $ 103,553
Obligations of states and political subdivisions..............    125,347    102,545    100,272
Mortgage-backed securities....................................    154,848     89,544    103,632
Other securities..............................................     22,055     18,217      8,512
                                                                ---------  ---------  ---------
Total.........................................................  $ 420,521  $ 326,693  $ 315,969
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

------------------------

(1) Reflects the cost of securities purchased, adjusted for amortization of premiums and accretion of discounts, which differs from the amounts reflected in the consolidated balance sheets due to fair value adjustments made in accordance with Financial Accounting Standards Board Statement No. 115.

TABLE 6. INVESTMENT PORTFOLIO ANALYSIS--DECEMBER 31, 1998

                                                                         MATURING IN:
                                      -----------------------------------------------------------------------------------
                                                                      AFTER ONE               AFTER FIVE
                                              ONE YEAR                 THROUGH                 THROUGH          AFTER TEN
                                              OR LESS                 FIVE YEARS              TEN YEARS           YEARS
                                        AMOUNT        YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT
                                      -----------     -----     ---------     -----     ---------     -----     ---------
                                                                    (DOLLARS IN THOUSANDS)
Available-for-sale:(1)
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies.......   $  13,016         5.29%  $  56,065        5.72%  $  49,190        6.46%  $      --
  Obligations of states and
    political subdivisions(2).......         250         6.21       5,082        6.87      16,285        6.60      19,973
  Other bonds.......................          --           --       2,328        5.51          --          --          --
  Mortgage-backed securities(3).....       5,862         7.24      61,979        6.19      23,186        6.49      49,347
  Equity securities.................          --           --          --          --          --          --      19,727
                                      -----------         ---   ---------         ---   ---------         ---   ---------
  Total available-for-sale..........      19,128         5.90     125,454        5.99      88,661        6.50      89,047
                                      -----------         ---   ---------         ---   ---------         ---   ---------
Held-to-maturity:
  Obligations of states and
    political subdivisions(2).......       7,471         7.75      29,868        7.22      25,855        6.97      20,563
  Mortgage-backed securities(3).....          --           --       2,355        6.78      10,932        7.11       1,187
                                      -----------         ---   ---------         ---   ---------         ---   ---------
Total held-to-maturity..............       7,471         7.75      32,223        7.19      36,787        7.01      21,750
                                      -----------         ---   ---------         ---   ---------         ---   ---------
Total investment securities.........   $  26,599         6.42%  $ 157,677        6.24%  $ 125,448        6.65%  $ 110,797
                                      -----------         ---   ---------         ---   ---------         ---   ---------
                                      -----------         ---   ---------         ---   ---------         ---   ---------


                                                           TOTAL
                                         YIELD      AMOUNT       YIELD
                                         -----     ---------     -----

Available-for-sale:(1)
  U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies.......          --%  $ 118,271        5.98%
  Obligations of states and
    political subdivisions(2).......        6.56      41,590        6.61
  Other bonds.......................          --       2,328        5.51
  Mortgage-backed securities(3).....        6.44     140,374        6.37
  Equity securities.................        5.42      19,727        5.42
                                             ---   ---------         ---
  Total available-for-sale..........        6.24     322,290        6.19
                                             ---   ---------         ---
Held-to-maturity:
  Obligations of states and
    political subdivisions(2).......        6.62      83,757        7.04
  Mortgage-backed securities(3).....        6.40      14,474        7.00
                                             ---   ---------         ---
Total held-to-maturity..............        6.61      98,231        7.04
                                             ---   ---------         ---
Total investment securities.........        6.31%  $ 420,521        6.39%
                                             ---   ---------         ---
                                             ---   ---------         ---

------------------------------

(1) Reflects the cost of securities purchased, adjusted for amortization of premiums and accretion of discounts, which differs from the amounts reflected in the 1998 consolidated balance sheet due to fair value adjustments made in accordance with Financial Accounting Standards Board Statement No. 115.

(2) Yields are presented on a fully taxable equivalent basis using the federal statutory rate of 35%.

(3) Estimated prepayment assumptions have been incorporated into the maturities for mortgage-backed securities based upon historical trends.

    Table 5, Investment Portfolio Distribution, displays the year-end amortized cost of the investment securities portfolio, which increased 29% in 1998 to $420.5 million at December 31. The most significant change was evidenced by a $65.3 million, or 73% increase in mortgage-backed securities as yields and terms were relatively attractive in 1998.

    As shown in Table 6, Investment Portfolio Analysis, the amortized cost of AFS securities totaled $322.3 million and represented 77% of the total securities portfolio and 22% of consolidated total assets at December 31, 1998. AFS securities provide substantial liquidity, chiefly for unexpected loan growth or deposit withdrawal requirements. Conversely, HTM securities, which amounted to $98.2 million, or 23% of the total portfolio at December 31, 1998, are expected to be held until their scheduled maturities and are composed of longer-term, tax-exempt state and municipal obligations and mortgage-backed securities.

    In management's opinion, no securities presented any material risk characteristics at December 31, 1998. Approximately 99% of all obligations of states and political subdivisions were rated A or higher by either Moody's Investors Service or Standard and Poors, and approximately 83% were rated AAA at December 31, 1998.

LOANS

    As presented in Table 4, Sources and Uses of Funds, average loans increased 2% in 1998, whereas total loans at December 31, 1998 increased 1% to $891.7 million from $882.6 million at December 31, 1997 as shown in Table 7, Loan Portfolio Mix. The table reveals an $18.2 million, or 7% reduction in consumer loans, primarily lower-yielding indirect automobile loans, and a $27.4 million, or 16% increase in higher-yielding commercial mortgage loans. The mix change improved the overall quality and yield of the total loan portfolio.

    Management believes that its underwriting standards are conservative and consistently applied. Although geographically focused on its growing primary marketplace, which has proven to be economically vibrant and stable over the years, Bancorp's credit risk is well diversified as to loan type and average loan size.

TABLE 7. LOAN PORTFOLIO MIX

                                                                        DECEMBER 31,
                              -------------------------------------------------------------------------------------------------
                                      1998                  1997                  1996                  1995            1994
                              --------------------  --------------------  --------------------  --------------------  ---------
                               AMOUNT        %       AMOUNT        %       AMOUNT        %       AMOUNT        %       AMOUNT
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Real estate:
  Construction and land
    development.............  $  61,328       6.9%  $  67,026       7.6%  $  65,453        7.9% $  53,149        6.9% $  56,808
  Secured by farmland.......      8,452        0.9      8,479        1.0      9,006        1.1      8,633        1.1      8,645
  Residential mortgage......    265,394       29.8    257,121       29.1    241,275       29.1    232,543       30.4    225,185
  Other mortgage............    198,131       22.2    170,742       19.3    161,284       19.4    155,754       20.4    173,153
Agricultural................        560        0.1        819        0.1        985        0.1      1,690        0.2      2,183
Commercial and industrial...     92,091       10.3     99,043       11.2     84,569       10.2     80,957       10.6     71,348
Consumer....................    257,968       28.9    276,134       31.3    258,493       31.2    227,764       29.8    226,802
Other loans.................      7,817        0.9      3,186        0.4      8,164        1.0      4,821        0.6      5,737
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total loans.................  $ 891,741     100.0%  $ 882,550     100.0%  $ 829,229      100.0% $ 765,311      100.0% $ 769,861
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                  %
                              ---------

Real estate:
  Construction and land
    development.............        7.4%
  Secured by farmland.......        1.1
  Residential mortgage......       29.3
  Other mortgage............       22.5
Agricultural................        0.3
Commercial and industrial...        9.3
Consumer....................       29.4
Other loans.................        0.7
                              ---------
Total loans.................      100.0%
                              ---------
                              ---------

Loans are classified according to security, borrower or purpose.

TABLE 8. LOAN MATURITIES AND INTEREST SENSITIVITY(1)AT DECEMBER 31, 1998

                                                                                       MATURING IN:
                                                                      -----------------------------------------------
                                                                                    AFTER ONE     AFTER
                                                                       ONE YEAR      THROUGH      FIVE
                                                                      OR LESS(2)   FIVE YEARS     YEARS      TOTAL
                                                                      -----------  -----------  ---------  ----------

                                                                                      (IN THOUSANDS)
Real estate:
  Construction and land development.................................   $  24,485    $  23,585   $  13,258  $   61,328
  Secured by farmland...............................................       1,367        6,599         486       8,452
Agricultural........................................................         167          394          --         561
Commercial and industrial...........................................      38,582       39,997      13,511      92,090
Other loans.........................................................       6,064          547       1,206       7,817
                                                                      -----------  -----------  ---------  ----------
  Total.............................................................   $  70,665    $  71,122   $  28,461  $  170,248
                                                                      -----------  -----------  ---------  ----------
                                                                      -----------  -----------  ---------  ----------
Rate sensitivity:
  Predetermined rate................................................                $  54,117   $  22,959
  Floating rate.....................................................                   17,005       5,502
                                                                                   -----------  ---------
                                                                                   -----------  ---------
  Total.............................................................                $  71,122   $  28,461
                                                                                   -----------  ---------
                                                                                   -----------  ---------

------------------------

(1) Excludes real estate mortgage loans and consumer loans.

(2) Includes demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts.

DEPOSITS

    Representing the principal source of funds for loans and investments, average total deposits, as shown in Table 9, Average Deposits and Rates Paid, increased by 4% in 1998 over 1997, with increases in every major deposit type except Savings. However, owing to the strong inflow of deposits in the fourth quarter of 1998, total deposits for the year increased 8% to $1.138 billion at December 31 from $1.054 billion at December 31, 1997. The Bank's new money market deposit account called T-Bill Plus, introduced in the last half of 1997, increased 250%, or $31.0 million in 1998, from $12.4 million at December 31, 1997, to $43.4 million at December 31, 1998. The yield on T-Bill Plus re-sets weekly with the 13-week Treasury Bill providing a tangible, money market rate of return to depositors. Of further significance, both noninterest-bearing and interest-bearing checking balances increased by 10% during 1998 contributing to Bancorp's overall lower cost of deposits for the year compared with 1997.

    Table 10, Maturity of Time Deposits $100,000 and Over, reflects a growth rate of 45% for 1998, most notably in the popular six- through twelve-month maturities. Generally the highest cost source of deposits, they are also a relatively stable source coming largely from local municipalities. Bancorp does not expect to see this category exceed recent levels of 5-7% of total deposits.

TABLE 9. AVERAGE DEPOSITS AND RATES PAID

                                                   1998                  1997                  1996
                                           --------------------  --------------------  --------------------
                                            AVERAGE               AVERAGE               AVERAGE
                                            BALANCE     RATE      BALANCE     RATE      BALANCE     RATE
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits......  $ 134,457             $ 131,769             $ 127,323
                                           ---------             ---------             ---------
Interest-bearing deposits:
  Checking...............................    138,948       1.92%   130,624       2.03%   116,971       2.14%
  Money market...........................    146,577       3.27    126,654       3.04    127,497       3.03
  Savings................................    154,762       2.52    163,897       2.63    172,101       2.74
  Time...................................    502,458       5.46    482,398       5.48    464,991       5.55
                                           ---------        ---  ---------        ---  ---------        ---
      Total interest-bearing deposits....    942,745       4.12    903,573       4.12    881,560       4.18
                                           ---------        ---  ---------        ---  ---------        ---
  Total average deposits.................  $1,077,202      3.60% $1,035,342      3.60% $1,008,883      3.65%
                                           ---------        ---  ---------        ---  ---------        ---
                                           ---------        ---  ---------        ---  ---------        ---

TABLE 10. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Maturing in:
  3 months or less...............................................  $  23,793  $  15,543  $  15,318
  Over 3 months through 6 months.................................     13,092      9,887     12,781
  Over 6 months through 12 months................................     20,830     10,849      7,738
  Over 12 months.................................................     13,308     12,568     14,592
                                                                   ---------  ---------  ---------
Total............................................................  $  71,023  $  48,847  $  50,429
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

BORROWINGS

    Table 4, Sources and Uses of Funds, reveals a shift from short-term borrowings, which are composed principally of federal funds purchased and securities sold under agreements to repurchase, to long-term borrowings. Short-term borrowings decreased $30.5 million to an average of $75.8 million for 1998, and long-term borrowings, which are mainly composed of Federal Home Loan Bank advances maturing beyond one year, increased $49.6 million to an average of $74.0 million for 1998. As a member of the Federal Home Loan Bank of Atlanta, Bancorp takes advantage of a wide variety of attractively priced funding options supported by residential mortgage lending and community reinvestment activities.

    Table 11, Short-Term Borrowings, discloses continued growth, largely in repo relationships with commercial business customers, to $57.6 million at December 31, 1998. Short-term advances from the Federal Home Loan Bank declined to $23.9 million at December 31, 1998 as Bancorp locked in some attractive longer-term spreads during the year.

TABLE 11. SHORT-TERM BORROWINGS

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------

                                                                                       (DOLLARS IN THOUSANDS)
End of period outstanding........................................................  $  57,626  $  45,051  $  41,876
Highest month-end balance........................................................     62,266     61,745     52,079
Average balance..................................................................     49,095     44,280     38,565
Average rate of interest:
  At end of year.................................................................       4.13%      5.33%      5.03%
  During year....................................................................       4.89       5.11       4.95

SHORT-TERM ADVANCES FROM FEDERAL HOME LOAN BANK

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------

                                                                                       (DOLLARS IN THOUSANDS)
End of period outstanding........................................................  $  14,228  $  54,051  $  62,728
Highest month-end balance........................................................     50,051     68,551     64,808
Average balance..................................................................     23,858     58,745     36,452
Average rate of interest:
  At end of year.................................................................       5.62%      5.95%      5.92%
  During year....................................................................       5.63       5.91       6.15

RISK ELEMENTS

NONPERFORMING ASSETS

    Table 12, Nonperforming Assets and Contractually Past-Due Loans, displays a five-year history of steadily declining nonperforming assets. Totaling just $5.9 million, or 0.41% of total consolidated assets at December 31, 1998, Bancorp resolved its historical loan problems at an annual rate of 33% over the period shown, largely reflecting substantial progress by the Savings Bank in dealing with a legacy of the late-1980s. Furthermore, as nonaccrual loans have continued to decline, the coverage ratio of the allowance-to-nonperforming loans increased to a five-year high of 305%.

    Loans that were past due 90 days or more and not classified as nonperforming totaled $2.0 million at December 31, 1998, or 0.22% of year-end total loans, compared with $1.3 million one year earlier, or 0.15% of total loans at December 31, 1997. Historically, there has been no direct correlation between loans past due 90 days or more and nonperforming loans or loan losses.

TABLE 12. NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS

                                                                                  DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                              ---------  ---------  ---------  ---------  ---------

                                                                             (DOLLARS IN THOUSANDS)
Nonperforming assets:
  Nonaccrual loans(1).......................................  $   4,196  $   7,357  $   8,074  $   8,212  $  18,271
  Other real estate owned net of valuation allowance(2).....      1,705      5,192      8,113     10,737     10,287
                                                              ---------  ---------  ---------  ---------  ---------
Total nonperforming assets..................................  $   5,901  $  12,549  $  16,187  $  18,949  $  28,558
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Loans past due 90 or more days as to interest or
  principal(3)..............................................  $   1,991  $   1,298  $   2,977  $   1,121  $   1,379
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Nonperforming loans to total loans..........................       0.47%      0.83%      0.97%      1.07%      2.37%
Nonperforming assets to total loans plus other real estate
  owned.....................................................       0.66%      1.41%      1.93%      2.44%      3.66%
Nonperforming assets to total assets........................       0.41       0.94       1.27       1.55       2.54
Allowance for credit losses times nonperforming loans.......       3.05X      1.64X      1.45X      1.42X      0.73X
Allowance for credit losses times nonperforming assets......       2.17       0.96       0.73       0.62       0.47

------------------------

(1) Loans are placed on nonaccrual status when, in the option of management, reasonable doubt exists as to the full, timely collection of interest or principle or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. No interest is taken into income on nonaccrual loans unless received in cash or until such time the borrower demonstrates sustained performance over a period of time in accordance with contractual terms.

(2) Other real estate owned includes: banking premises no longer used for business purposes, real estate acquired by foreclosure (in partial or complete satisfaction of debt) or otherwise surrendered by by the borrower to Bancorp's possession. Other real estate owned is recorded at the lower of cost or fair value on the date of acquisition or transfer from loans. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequent to transfer, these assets are adjusted through a valuation allowance to the lower of the net carrying value or the fair value (net of estimated selling expenses) based on periodic appraisals.

(3) Nonaccrual loans are not included.

POTENTIAL PROBLEM LOANS

    At December 31, 1998, there were $23.1 million in loans that management had reasonable concerns might become contractually past due or be classified as a nonperforming asset. This amount includes $5.1 in loans to borrowers who may not be able to meet the contractual terms of their obligations because of uncertainties pertaining to their state of readiness for Year 2000 issues as disclosed under the caption, Year 2000 Computer Readiness, which follows.

    These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

ALLOWANCE FOR CREDIT LOSSES

    Provisions charged to earnings are made to the allowance for credit losses in periodic amounts determined by management as necessary to absorb possible future loan losses. Bancorp's policy regarding the maintenance of an adequate allowance is set forth in Note 1, Notes to Consolidated Financial Statements, on page 39.

    Table 13, Analysis of Allowance for Credit Losses, shows a five-year history of activity reflecting relative stability in both the annual charge-off ratio and the level of the allowance related to total loans. Of particular significance is that net consumer loan losses, which had been increasing annually to a peak of $2.0 million in 1997, declined substantially in 1998 to $1.5 million. Stringent credit standards pertaining to indirect consumer loans have resulted in a substantial decrease in losses and a recovery ratio of 57% for 1998.

    Table 14, Allocation of Allowance for Credit Losses, discloses management's allocation of the allowance to various loan categories, notably a re-allocation from consumer and construction loans to commercial and commercial real estate loans, with a substantial increase in the unallocated portion. This reflects the underlying trends in loan growth and the change in mix discussed earlier. As they are estimates, this allocation is not intended to limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan category in which future charge-offs may ultimately occur.

    See Note 4, Loans, Notes to Consolidated Financial Statements, for disclosures pertaining to impaired loans and the specific allowance related thereto.

    While management believes the allowance for credit losses was adequate at December 31, 1998, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

TABLE 13. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
(IN THOUSANDS)                                            1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
Average loans outstanding less average unearned
  income(1)..........................................  $  875,196  $  860,585  $  788,669  $  777,394  $  707,837
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for credit losses at beginning of year.....  $   12,069  $   11,739  $   11,700  $   13,336  $   13,705
                                                       ----------  ----------  ----------  ----------  ----------
Charge-offs:
  Real estate........................................       1,053         849         605       2,855       1,000
  Commericial and industrial.........................         273         168          10         570         332
  Consumer...........................................       4,010       4,426       3,629       2,942       2,215
                                                       ----------  ----------  ----------  ----------  ----------
Total charge-offs....................................       5,336       5,443       4,244       6,367       3,547
                                                       ----------  ----------  ----------  ----------  ----------
Recoveries:
  Real estate........................................         430         431         462         435          79
  Commercial and industrial..........................         104           7           2          63          18
  Consumer...........................................       2,494       2,425       1,997       1,697       1,206
                                                       ----------  ----------  ----------  ----------  ----------
Total recoveries.....................................       3,028       2,863       2,461       2,195       1,303
                                                       ----------  ----------  ----------  ----------  ----------
Net charge-offs......................................       2,308       2,580       1,783       4,172       2,244
                                                       ----------  ----------  ----------  ----------  ----------
Additions charged to operating expense...............       3,056       2,910       1,822       2,536       1,875
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for credit losses at end of year...........  $   12,817  $   12,069  $   11,739  $   11,700  $   13,336
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Net charge-offs to average loans outstanding.........        0.26%       0.30%       0.23%       0.54%       0.32%
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for credit losses to year-end loans........        1.44%       1.37%       1.42%       1.53%       1.73%
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

(1) Excludes loans held for sale.

TABLE 14. ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                                      DECEMBER 31,
                         ------------------------------------------------------------------------------------------------------
                                   1998                      1997                      1996                      1995
                         ------------------------  ------------------------  ------------------------  ------------------------
                                        % GROSS                   % GROSS                   % GROSS                   % GROSS
(DOLLARS IN THOUSANDS)     AMOUNT      LOANS(1)      AMOUNT      LOANS(1)      AMOUNT      LOANS(1)      AMOUNT      LOANS(1)
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Real estate:
  Construction and land
    development........   $   1,767          6.9%   $   2,193          7.6%   $   2,121          7.9%   $   2,617          6.9%
  Residential
    mortgage...........         920         29.8          737         29.1          570         29.1          554         30.4
  Other mortgage.......       3,419         22.2        2,936         19.3        2,987         19.4        2,670         20.4
Commercial and
  industrial...........       1,764         10.3        1,088         11.2        1,105         10.2        1,396         10.6
Consumer...............       3,599         28.9        4,167         31.3        2,837         31.2        2,449         29.8
Unallocated............       1,348          1.9          948          1.5        2,119          2.2        2,014          1.9
                         -----------       -----   -----------       -----   -----------       -----   -----------       -----
Total allowance for
  credit losses........   $  12,817        100.0%   $  12,069        100.0%   $  11,739        100.0%   $  11,700        100.0%
                         -----------       -----   -----------       -----   -----------       -----   -----------       -----
                         -----------       -----   -----------       -----   -----------       -----   -----------       -----


                                   1994
                         ------------------------
                                        % GROSS
(DOLLARS IN THOUSANDS)     AMOUNT      LOANS(1)
                         -----------  -----------
Real estate:
  Construction and land
    development........   $   3,055          7.4%
  Residential
    mortgage...........       1,048         29.3
  Other mortgage.......       4,189         22.5
Commercial and
  industrial...........       1,647          9.3
Consumer...............       2,643         29.4
Unallocated............         754          2.1
                         -----------       -----
Total allowance for
  credit losses........   $  13,336        100.0%
                         -----------       -----
                         -----------       -----

(1) Reflects the percentage of loans in each category to total loans.

YEAR 2000 COMPUTER READINESS

    This disclosure is provided pursuant to the Securities and Exchange Commission's Interpretation entitled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies and Municipal Securities Issuers" effective August 4, 1998.

    The Year 2000 issue arose because many existing date-sensitive computer programs, hardware, software, and other devices relying on imbedded chip technology do not recognize a year that begins with "2" because traditional programming has been limited to utilization of a two-digit code for a year (such as "98" for the year 1998). Bancorp and its subsidiaries have undertaken to review their operating and information technology systems and other mechanical equipment such as elevators to identify systems in which the Year 2000 issue exists and to undertake the necessary renovation or replacement of these systems so that the companies will continue to operate as usual after January 1, 2000.

    In July 1997, Bancorp established a Year 2000 issue task force comprised of representatives across functional lines representing all of its subsidiaries. The Year 2000 issue task team developed a Year 2000 issue assurance plan to coordinate and direct its efforts. The plan was approved by the board of directors on September 11, 1997. The task force provides quarterly reports to the board outlining the status of its efforts and its anticipated work in the coming quarter.

    The assurance plan is composed of five phases: 1) awareness; 2) assessment;
3) renovation; 4) validation; and, 5) implementation, which mirror guidelines developed by the Federal Financial Institutions Examination Council ("FFIEC") to deal with the Year 2000 issue. The assurance plan includes a timeline for completion of all tasks identified. As of December 31, 1998, all critical tasks are current to the timeline. Activities under each of the phases are ongoing as new vendor and customer relationships are created, including specifically, as the result of Bancorp's November 30, 1998 acquisition of Monocacy Bancshares, Inc. and its principal subsidiary, Taneytown Bank & Trust Company.

    The task team has undertaken the education of all associates regarding the Year 2000 issue both for internal systems and as the problem may affect customers. Education of customers has begun through periodic information in the form of brochures and seminars. The task team has also received guidance from various regulators including the OCC, Securities and Exchange Commission ("SEC"), OTS, and FFIEC.

    All vendors who supply hardware, software and/or services of any type which may be affected by this issue have been identified and contacted. A total of four hundred and eighty-seven (487) products and services are represented by this vendor listing and have been categorized as either mission critical (those that directly impact daily operations), concern (those that can be replaced with manual processes), or low priority (little or no impact on daily operations). Vendors have been surveyed as to their Year 2000 issue readiness. The task team has confirmed vendor responses by testing products and services where possible to verify their readiness.

    Of the one hundred and eighteen (118) products and services identified as mission critical:

       A. Thirty-eight (38) are not date sensitive and are deemed Year 2000 issue ready.

       B. Twenty-one (21) cannot be tested internally. The progress of these service providers' efforts addressing the Year 2000 issue are being closely monitored. All twenty-one (21) advise that their products and/or services are either Year 2000 issue ready now or will be in advance of January 1, 2000. Examples of products and/or services that are not capable of internal testing include utilities and communications services.

       C.  Forty-six (46) have been successfully tested.

       D. One (1) has been tested and failed. A Year 2000 issue ready replacement system has been identified and is being installed currently.

       E. Twelve (12) have not yet been tested. Testing on these twelve (12) was suspended because of vendor commitments to either update existing products and/or services or to support testing. Bancorp anticipates that these twelve (12) remaining products and/or services will be tested by March 31, 1999. Of the twelve (12), six (6) are the same make and model ATM machine.

    Bancorp relies on Kirchman Corporation's Dimension 3000 software for maintaining customer accounting records. Kirchman is a provider of accounting systems for more than 1,000 banking clients worldwide. Kirchman's internal methodologies addressing Year 2000 issues have been reviewed and have received ITAA*2000 certification by the Information Technology Association of America, an independent non-profit organization. Further, Kirchman systems have passed all internal tests and testing is complete. Conversion of the Monocacy Bancshares, Inc. core processing system, also Kirchman, to Bancorp's system is scheduled for February, 1999.

    The task team has developed procedures for assessing Year 2000 issue risk for its funds providers including depositors, which are intended to manage and limit potential risks associated with large or significant concentrations of retail and commercial deposits. The Year 2000 issue readiness of providers of lines of credit have been reviewed.

    The task team has also established procedures, utilizing the standard risk classifications employed to manage credit risk, for reviewing the Year 2000 issue readiness of borrowers. Loan relationships with balances exceeding $250,000 or which are particularly computer reliant have been reviewed. Fifteen
(15) relationships totaling $4,916,400 have been risk rated "watch" one (1) totaling $689,500 has been risk rated "OLEM" and one (1) totaling $1,720,000 has been risk rated "substandard". The total value of these seventeen (17) relationships is $7,325,900. The increase over the last quarter reflects loan relationships acquired through the Monocacy Bancshares, Inc. transaction. These credits are being reviewed further to determine borrower progress in becoming Year 2000 issue ready.

    The internal audit department is performing progress audits of the work of the Year 2000 issue task force and reporting those results to Bancorp's audit committee quarterly.

    During the last quarter, efforts have been made to enhance Bancorp's existing contingency plan for Year 2000 issues. The contingency planning committee adopted the four phase model as recommended by the FFIEC and OCC advisory letter 98-7. Phase 1, organization and planning, and Phase 2, business impact analysis, were complete at September 30, 1998 as required by regulators. Phase 3, the contingency plan itself, and Phase 4, designing a method of validation, were completed at December 31, 1998, also as required by the regulators. Testing of business resumption plans will be complete by March 31, 1999.

    To date, Bancorp has spent a total of $102,000 addressing Year 2000 issues and anticipates additional out-of-pocket expenses of $177,000 to complete. Work is done predominantly by existing associates as part of their normal work responsibilities. Bancorp has hired one additional associate whose primary responsibility is testing. Bancorp does not separately track these internal costs which are principally payroll related.

    Bancorp believes its efforts, and those of its third-party providers will effectively address Year 2000 issues before January 1, 2000. Because Bancorp is so reliant on third-party providers (which products and services cannot be effectively tested) for support, normal business operations could be disrupted in the event one or more third-party providers fail to provide products and services as contracted. The most reasonably likely worst case Year 2000 issue scenario identified to date involves Bancorp's inability, for short periods, to provide services to customers. The worst case scenario is mitigated somewhat by an ability to manually process customer transactions, by the geographic penetration of the branch network, and by alternative service delivery methods, which include both proprietary and network ATMs, PC banking, telephone banking, and Express Bank, a full-service mobile branch. Power and telecommunication services are critical but might be interrupted for only a part of the branch network. Bancorp has a generator to provide power to operate computer systems and, by contract, has geographically-remote facilities served by alternative sources of power to process work, if needed. Longer periods of disruption could affect Bancorp's ability to develop new business and could increase costs of operation and decrease revenues.

ASSET AND LIABILITY MANAGEMENT

    The primary objectives for ALM are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. ALM policies are approved by the Board of Directors and administered by the Asset/Liability Management Committee ("ALCO"), which is primarily composed of executive officers. ALCO's principal responsibilities include:

    - Monitoring corporate financial performance.

    - Determining liquidity requirements.

    - Establishing interest rates, indices, and terms for loan and deposit products.

    - Assessing and evaluating the competitive rate environment.

    - Reviewing and ratifying investment portfolio transactions under established policy guidelines.

    - Monitoring and measuring interest rate risk.

LIQUIDITY

    Liquidity management involves the ability to meet the demand for funds from both depositors and borrowers with either balance sheet assets or access to incremental borrowings. These needs are met with cash on hand, the sale of non-cash assets, or with funds received from depositors or lenders. The primary focus of liquidity management is to match the cash inflows and outflows within Bancorp's natural market for loans and deposits. The primary cash and liquidity management tools are short-term investments, FHLB borrowings and repurchase agreements. Secondary liquidity is provided by the investment securities portfolio.

    Asset liquidity includes monitoring the amount of available cash on hand and assets maturing in the near term, limiting the amount of securities that may be pledged, and maintaining relatively short duration of investment securities. Tables 6 and 8 show a combined total of $97.3 million of investment securities and certain loans coming due within 12 months, or approximately 7% of total assets at December 31, 1998.

    Funding liquidity is monitored primarily by the ratio of loans to deposits. As deposit growth resumed in 1998, the loan-to-deposit ratio declined sharply to 78% at December 31, 1998 from 84% one year earlier. Funding liquidity is also augmented by a wide variety of borrowing sources including the FHLB and credit lines available through correspondent banking relationships.

MARKET RISK

    Market risk is defined as the future changes in market prices that increase or decrease the value of financial instruments, i.e., cash, investments, loans, deposits and debt. Included in market risk are interest rate risk, foreign currency exchange risk, commodity price risk, and other relevant market risks. The primary source of market risk is interest rate risk. Market risk-sensitive financial instruments are entered into for purposes other than trading.

    Interest rate risk refers to the exposure of earnings and capital to changes in interest rates. The magnitude of the effect of changes in market rates depends on the extent and timing of such changes and on Bancorp's ability to adjust. The ability to adjust is controlled by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and customer actions.

    There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on earnings and capital. Re-pricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

    In determining the appropriate level of interest rate risk, Bancorp considers the impact on earnings and capital of the current outlook for interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. To effectively measure and manage interest rate risk, traditional cumulative gap and simulation analyses are used to determine the impact on net interest income and the market value of portfolio equity ("MVE"). Bancorp attempts to manage interest rate sensitivity on the basis of when assets and liabilities WILL reprice as opposed to when they CAN reprice.

    Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Because of inherent limitations in traditional cumulative gap analysis, however, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current re-pricing conditions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e., the net present value of all future cash flows from financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 15 presents MVE at December 31, 1998.

TABLE 15. EFFECTS OF CHANGES IN INTEREST RATES ON MVE AT DECEMBER 31, 1998

(DOLLARS IN THOUSANDS)
                                                                                               PERCENT CHANGE
                                                                          HYPOTHETICAL  ----------------------------
                                                            MARKET VALUE     CHANGE     HYPOTHETICAL
CHANGE IN                                                   OF PORTFOLIO    INCREASE      INCREASE         BOARD
INTEREST RATES                                                 EQUITY      (DECREASE)    (DECREASE)      LIMIT(1)
----------------------------------------------------------  ------------  ------------  -------------  -------------
300 bp rise...............................................   $  155,454    $  (27,830)        (15.2)%        (30.0)%
200 bp rise...............................................      174,011        (9,273)         (5.1)%        (20.0)%
100 bp rise...............................................      179,247        (4,037)         (2.2)%        (10.0)%
Base scenario.............................................      183,284            --            --             --
100 bp decline............................................      179,426        (3,858)         (2.1)%        (10.0)%
200 bp decline............................................      173,618        (9,666)         (5.3)%        (20.0)%
300 bp decline............................................      168,261       (15,023)         (8.2)%        (30.0)%

(1) Established by Bancorp's Board of Directors

    Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates. At December 31, 1998 and 1997, the changes in net interest income and or MVE calculated under these alternative methods were within limits established by the Board of Directors and monitored by ALCO.

CAPITAL RESOURCES

    It is Bancorp's policy to maintain a level of capital sufficient to protect the company's depositors, creditors, and shareholders, and to support Bancorp's growth. The principal source of capital is retained earnings.

    The Board, the OCC and the OTS maintain capital adequacy guidelines applicable to Bancorp, the Bank, and the Savings Bank, respectively, as disclosed in Note 15, Shareholders' Equity, Notes to Consolidated Financial Statements. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were "well capitalized" at December 31, 1998 and 1997.

    In accordance with regulatory guidelines, fair value adjustments to shareholders' equity for changes in the fair value of investment securities classified as available-for-sale are excluded from the calculations.

EFFECTS OF CHANGING PRICES

    Inasmuch as virtually all of a financial institution's assets and liabilities are monetary in nature, changes in interest rates, or the price paid for money, may have a significant effect on earnings performance. Interest rates, though affected by inflation, do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services. Movements in interest rates are a result of the perceived changes in the rate of inflation and the effects of monetary and fiscal policies. Reference to NET INTEREST INCOME and MARKET RISK in this section will assist the reader's understanding of how Bancorp is positioned to address changing interest rates.

    Several major categories of noninterest expense are more directly affected by inflationary factors such as salaries and employee benefits and other operating expenses. Management endeavors to overcome, or mitigate, the effects of inflation by seeking opportunities to improve operating efficiency and productivity, and by developing strategies for growth that will exceed the projected rate of inflation.

1997 COMPARED TO 1996

OVERVIEW

    Net income for 1997 increased 37% to $14.2 million, or $1.64 per share, from $10.4 million, or $1.21 per share, for 1996, largely reflecting the influence of special items in both years as set forth in Table 1. Excluding special items in both years, net (operating) income increased 10% to $14.0 million, or $1.61 per share, from $12.7 million, or $1.47 per share for 1996.

SPECIAL ITEMS--1997

    Special items for 1997, as shown in Table 1 on an after-tax basis, included a $552 thousand gain on the sale of the credit card merchant processing business ($0.06 per share). Recognizing the difficulty in achieving sufficient economies of scale over the near term, Bancorp elected to exit this highly competitive line of business in favor of alternatives expected to produce greater profitability over the long term. TBT incurred litigation costs of $177 thousand ($0.02 per share) and realized a $110 thousand gain on the sale of loans in 1997 ($0.01 per share) and a $59 thousand gain on the sale of investment securities ($0.01).

    Pursuant to the provisions of the Plan and Agreement to Merge with Home Federal, compensatory payments were recognized in 1997 for two executive officers who elected to resign during the year. Such compensation expense totaled $294 thousand ($0.03 per share) and was to be paid over a 24-month period.

SPECIAL ITEMS--1996

    Special items for 1996, as shown in Table 1 on an after-tax basis, included merger-related expenses of $1.2 million ($0.14 per share) and securities losses of $203 thousand ($0.02 per share) incurred in Bancorp's acquisition of the Savings Bank. A one-time assessment by the FDIC on deposits insured by the Savings Association Insurance Fund amounted to $724 thousand ($0.08 per share).

NET INTEREST INCOME

    Net interest income, on a tax-equivalent basis, increased 7% to $54.4 million for 1997, from $50.9 million for 1996, related principally to a 10% increase in average loans coupled with effective management of funding sources. The yield on average earning assets increased four basis points driven by the increase in average loans and an increase in average rates earned on the investment securities portfolio. Although there was an increased reliance on borrowed funds in 1997, the average rate paid on interest-bearing liabilities declined one basis point assisted by lower average rates paid on core deposit products. The net interest margin increased to 4.54% for 1997, from 4.49% for 1996.

NONINTEREST INCOME

    Noninterest income increased 22% to $18.3 million for 1997, from $15.0 million for 1996. Excluding special items in both years as previously described, operating noninterest income increased 12% for 1997 over 1996 driven largely by a 39% increase in trust income and investment management fees, including an unusually large estate settlement fee realized in 1997. Service charges on deposit accounts increased 14% to $5.9 million for 1997, from $5.1 million for 1996. The increase was related primarily to service fee adjustments made early in 1997, but also included fees related to new services and special promotions. Other components of noninterest income, exclusive of special items, increased 6%.

NONINTEREST EXPENSE

    Noninterest expense was virtually flat at $47.7 million for both 1997 and 1996. Excluding merger related expense and other special items in both years as previously described, noninterest expense increased 5% for 1997 from 1996.

    Salaries, the largest component on noninterest expense, increased 10% to $20.6 million for 1997, from $18.7 million for 1996, attributed to merit increases, new hires, promotions, and performance-based incentive and bonus payments. Pension and other employee benefits increased 5% to $4.9 million for 1997, from $4.7 million for 1996, reflecting cost containment initiatives and favorable experience in medical and health programs.

    Occupancy and equipment expense increased 11% to $7.9 million for 1997, from $7.1 million for 1996 primarily associated with branch and corporate headquarters expansion and additional investments in computer hardware and software technology.

    Other operating expense, exclusive of special items in both years, declined 4% related principally to the sale of the credit card merchant processing business.

INCOME TAXES

    Income tax expense increased 64% to $5.3 million for 1997, from $3.2 million for 1996, largely related to a 43% increase in income before taxes. The effective tax rate was 27% for 1997 compared with 24% for 1996. The ratio of tax-exempt income on investment securities to income before taxes declined in 1997 to 24.3%, from 37.8% in 1996, thereby accounting for most of the increase in the effective tax rate.

FINANCIAL CONDITION

    Total assets were $1.339 billion at December 31, 1997, up $65.3 million, or 5%, from a year earlier. The increase was principally reflected in loans, which were funded by a variety of sources, the largest component being short-term borrowings, closely followed by certificates of deposit and interest-bearing checking products. The capital position was strengthened as the increase in average shareholders' equity, 6.9% over 1996, outpaced the 5.4% growth in average assets leading to an increase in the average equity capital-to-assets ratio to 9.16% for 1997, from 9.03% for 1996. All capital ratios were substantially in excess of regulatory minimums for Bancorp and its subsidiaries at each of the years ended December 31, 1997 and 1996.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

    The provision for credit losses was increased by 60%, to $2.9 million for 1997, from $1.8 million for 1996, due to a $797 thousand increase in net charge-offs coupled with a 6.4% increase in total loans. The ratio of net charge-offs to average loans outstanding increased to 0.30% for 1997, from 0.23% for 1996.

NONPERFORMING ASSETS

    Continuing a trend extending over the previous four years, nonperforming assets declined further in 1997, by 22% to $12.5 million at December 31, 1997, from $16.2 million at year-end 1996. The ratio of nonperforming assets to total assets declined to 0.94% at December 31, 1997 from 1.27% one year earlier.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF F&M BANCORP:

    We have audited the accompanying consolidated balance sheets of F&M Bancorp (a Maryland bank holding company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Monocacy Bancshares, Inc., a bank holding company acquired during 1998 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, for the years ended December 31, 1997 and 1996. Such statements are included in the consolidated financial statements of F&M Bancorp and reflect 22% of consolidated total assets at December 31, 1997 and 21% of consolidated total income for 1997 and 1996. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Monocacy Bancshares, Inc., is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of F&M Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                  [SIGNATURE]

Washington, D.C.
January 19, 1999

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS

MONOCACY BANCSHARES, INC.

    We have audited the consolidated balance sheet of Monocacy Bancshares, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monocacy Bancshares, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                      [LOGO]

Baltimore, Maryland

January 23, 1998

                          CONSOLIDATED BALANCE SHEETS

                          F&M BANCORP AND SUBSIDIARIES

                                                                                                DECEMBER 31,
                                                                                            --------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              1998       1997
                                                                                            ---------  ---------
ASSETS
Cash and due from banks...................................................................  $  47,330  $  37,281
Federal funds sold........................................................................     11,652     14,314
Interest-bearing deposits with banks......................................................     16,737      9,073
                                                                                            ---------  ---------
      Total cash and cash equivalents.....................................................     75,719     60,668
                                                                                            ---------  ---------
Loans held for sale.......................................................................      4,810      5,223
                                                                                            ---------  ---------
Investment Securities:
      Held-to-maturity, fair value of $100,478 in 1998 and $96,650 in 1997................     98,231     94,940
      Available-for-sale, at fair value...................................................    322,651    232,413
                                                                                            ---------  ---------
      Total investment securities.........................................................    420,882    327,353
                                                                                            ---------  ---------
Loans, net of unearned income of $406 in 1998 and $643 in 1997............................    891,741    882,550
Less: Allowance for credit losses.........................................................    (12,817)   (12,069)
                                                                                            ---------  ---------
      Net loans...........................................................................    878,924    870,481
                                                                                            ---------  ---------
Bank premises and equipment, net..........................................................     31,184     33,127
Other real estate owned, net..............................................................      1,705      5,192
Interest receivable.......................................................................      9,478      9,545
Intangible assets.........................................................................      4,424      4,737
Other assets..............................................................................     22,556     22,233
                                                                                            ---------  ---------
      Total other assets..................................................................     69,347     74,834
                                                                                            ---------  ---------
Total assets..............................................................................  $1,449,682 $1,338,559
                                                                                            ---------  ---------
                                                                                            ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
      Noninterest-bearing.................................................................  $ 152,076  $ 138,440
      Interest-bearing....................................................................    986,118    915,122
                                                                                            ---------  ---------
      Total deposits......................................................................  1,138,194  1,053,562
                                                                                            ---------  ---------
Short-term borrowings:
      Federal funds purchased and securities sold under agreements to repurchase..........     57,626     45,051
      Other short-term borrowings.........................................................     14,776     57,252
Long-term borrowings......................................................................     94,246     43,862
Accrued interest and other liabilities....................................................     14,016     13,197
                                                                                            ---------  ---------
Total liabilities.........................................................................  1,318,858  1,212,924
                                                                                            ---------  ---------
Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY
Common stock, par value $5 per share; authorized 50,000,000 shares;
      issued and outstanding 8,680,908 in 1998 and 8,324,376 in 1997......................     43,405     41,622
Surplus...................................................................................     61,980     49,640
Retained earnings.........................................................................     25,220     34,020
Accumulated other comprehensive income....................................................        219        353
                                                                                            ---------  ---------
Total shareholders' equity................................................................    130,824    125,635
                                                                                            ---------  ---------
Total liabilities and shareholders' equity................................................  $1,449,682 $1,338,559
                                                                                            ---------  ---------
                                                                                            ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          F&M BANCORP AND SUBSIDIARIES

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
INTEREST INCOME
Interest and fees on loans............................................................  $  76,894  $  76,764  $  70,400
Interest and dividends on investment securities:
      Taxable.........................................................................     15,772     14,273     14,039
      Tax-exempt......................................................................      4,645      4,741      5,143
Interest on deposits with banks.......................................................      1,253        339        292
Interest on federal funds sold........................................................        615        280        599
                                                                                        ---------  ---------  ---------
        Total interest income.........................................................     99,179     96,397     90,473
                                                                                        ---------  ---------  ---------
INTEREST EXPENSE
Interest on deposits:
      Checking........................................................................      2,670      2,653      2,505
      Savings.........................................................................      3,893      4,310      4,707
      Money market accounts...........................................................      4,797      3,850      3,860
      Certificates of deposit.........................................................     27,439     26,428     25,792
Interest on federal funds purchased and securities sold
      under agreements to repurchase..................................................      2,399      2,264      1,908
Interest on Federal Home Loan Bank borrowings.........................................      5,529      4,907      3,453
Interest on other short-term borrowings...............................................        151        190        153
                                                                                        ---------  ---------  ---------
        Total interest expense........................................................     46,878     44,602     42,378
                                                                                        ---------  ---------  ---------
Net interest income...................................................................     52,301     51,795     48,095
Provision for credit losses...........................................................      3,056      2,910      1,822
                                                                                        ---------  ---------  ---------
Net interest income after provision for credit losses.................................     49,245     48,885     46,273
                                                                                        ---------  ---------  ---------
NONINTEREST INCOME
Trust income..........................................................................      2,671      2,715      1,956
Service charges on deposit accounts...................................................      6,007      5,855      5,122
Insurance income......................................................................      2,326      2,031      2,097
Gains on sales of loans...............................................................      1,968      1,421      1,187
Net gains (losses) on sales of securities.............................................      1,104         76       (550)
Net gains on sales of property........................................................        450         17        140
Other operating income................................................................      5,257      6,181      5,031
                                                                                        ---------  ---------  ---------
        Total noninterest income......................................................     19,783     18,296     14,983
                                                                                        ---------  ---------  ---------
NONINTEREST EXPENSE
Salaries..............................................................................     21,643     20,602     18,744
Pension and other employee benefits...................................................      4,880      4,948      4,697
Merger-related expense................................................................      3,217        480      1,795
Occupancy and equipment expense.......................................................      7,786      7,864      7,105
Other operating expense...............................................................     13,364     13,810     15,318
                                                                                        ---------  ---------  ---------
        Total noninterest expense.....................................................     50,890     47,704     47,659
                                                                                        ---------  ---------  ---------
Income before provision for income taxes..............................................     18,138     19,477     13,597
Provision for income taxes............................................................      5,046      5,251      3,196
                                                                                        ---------  ---------  ---------
NET INCOME............................................................................  $  13,092  $  14,226  $  10,401
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (losses) gains on securities...............................................  $    (812) $   1,274  $    (631)
Reclassification adjustment for gains (losses) included in income.....................        678         47       (338)
                                                                                        ---------  ---------  ---------
Other comprehensive income (loss).....................................................       (134)     1,321       (969)
                                                                                        ---------  ---------  ---------
Comprehensive income..................................................................  $  12,958  $  15,547  $   9,432
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
EARNINGS PER COMMON SHARE-BASIC
Based on weighted average shares outstanding of 8,655,895 in 1998,
      8,605,660 in 1997, and 8,577,410 in 1996........................................  $    1.51  $    1.65  $    1.21
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
EARNINGS PER COMMON SHARE-DILUTED
Based on weighted average shares outstanding of 8,768,648 in 1998,
      8,676,177 in 1997, and 8,626,287 in 1996........................................  $    1.49  $    1.64  $    1.21
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          F&M BANCORP AND SUBSIDIARIES

                                                                         THREE YEARS ENDED DECEMBER 31, 1998
                                                      --------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                                           COMMON STOCK                                    OTHER
                                                      ----------------------               RETAINED    COMPREHENSIVE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       SHARES     PAR VALUE     SURPLUS    EARNINGS    INCOME (LOSS)     TOTAL
                                                      ---------  -----------  -----------  ---------  ---------------  ---------
BALANCE AT DECEMBER 31, 1995........................  7,980,786   $  39,904    $  40,956   $  28,363     $       1     $ 109,224
Net income..........................................         --          --           --      10,401            --        10,401
Dividend reinvestment plan..........................         --          --           --         (25)           --           (25)
Cash dividends paid ($.49 per share)................         --          --           --      (4,225)           --        (4,225)
Stock consideration for options exercised...........     (7,448)        (37)         (40)       (137)           --          (214)
Stock options exercised.............................     25,133         126          629          --            --           755
Other comprehensive income..........................                     --           --          --          (969)         (969)
                                                      ---------  -----------  -----------  ---------        ------     ---------

BALANCE AT DECEMBER 31, 1996........................  7,998,471      39,993       41,545      34,377          (968)      114,947
Net income..........................................         --          --           --      14,226            --        14,226
Dividend reinvestment plan..........................         --          --           --         (80)           --           (80)
Cash dividends paid ($.68 per share)................         --          --           --      (5,853)           --        (5,853)
Stock consideration for options exercised...........     (9,514)        (48)         (59)       (221)           --          (328)
Stock options exercised.............................     52,097         260        1,142          --            --         1,402
Stock dividend......................................    283,322       1,417        7,012      (8,429)           --            --
Other comprehensive income..........................         --          --           --          --         1,321         1,321
                                                      ---------  -----------  -----------  ---------        ------     ---------

BALANCE AT DECEMBER 31, 1997........................  8,324,376      41,622       49,640      34,020           353       125,635
Net income..........................................         --          --           --      13,092            --        13,092
Dividend reinvestment plan..........................         --          --           --        (121)           --          (121)
Cash dividends paid ($1.06 per share)...............         --          --           --      (9,190)           --        (9,190)
Stock consideration for options exercised...........     (3,217)        (16)         (19)        (90)           --          (125)
Stock options exercised.............................     56,930         285        1,382          --            --         1,667
Stock dividend......................................    302,819       1,514       10,977     (12,491)           --            --
Other comprehensive income..........................         --          --           --          --          (134)         (134)
                                                      ---------  -----------  -----------  ---------        ------     ---------
BALANCE AT DECEMBER 31, 1998........................  8,680,908   $  43,405    $  61,980   $  25,220     $     219     $ 130,824
                                                      ---------  -----------  -----------  ---------        ------     ---------
                                                      ---------  -----------  -----------  ---------        ------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          F&M BANCORP AND SUBSIDIARIES

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                               ---------------------------------
(DOLLARS IN THOUSANDS)                                                                            1998        1997       1996
                                                                                               ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................................  $   13,092  $   14,226  $  10,401
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for credit losses............................................................       3,056       2,910      1,822
      Provision for other real estate owned..................................................           2         156        436
      Depreciation and amortization..........................................................       2,701       2,820      3,031
      Amortization of intangibles............................................................         779         758      1,001
      Net premium amortization on investment securities......................................          36         424        615
      Decrease (increase) in interest receivable.............................................          67        (905)      (448)
      Increase in interest payable...........................................................         760         208        197
      Deferred income tax benefit............................................................        (452)       (413)      (316)
      Amortization (accretion) of net loan origination costs (fees)..........................        (221)        (75)        67
      Gains on sales of property.............................................................        (450)        (17)      (140)
      (Gains) losses on sales/calls of securities............................................      (1,104)        (76)       550
      (Increase) decrease in loans held for sale.............................................         413       6,347     (8,695)
      Increase in other assets...............................................................        (568)       (282)    (3,629)
      Increase (decrease) in other liabilities...............................................          59      (1,098)     1,117
      Gains on sales of loans................................................................      (1,968)     (1,421)    (1,187)
      Other..................................................................................        (864)      1,021     (1,072)
                                                                                               ----------  ----------  ---------
Net cash provided by operating activities....................................................      15,338      24,583      3,750
                                                                                               ----------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities to be held-to-maturity....................................     (26,729)     (7,722)   (62,945)
Purchases of investment securities available-for-sale........................................    (426,451)   (178,099)   (93,704)
Proceeds from calls of securities held-to-maturity...........................................      17,038       8,420     10,728
Proceeds from sales/calls of securities available-for-sale...................................     129,322      58,059     63,197
Proceeds from maturing securities available-for-sale.........................................     209,194     106,889     47,470
Proceeds from maturing securities held-to-maturity...........................................       6,103       3,719     13,023
Net increase in loans........................................................................      (7,999)    (54,201)   (66,033)
Purchases of premises and equipment..........................................................      (1,660)     (3,148)   (10,048)
Proceeds from sales of property..............................................................       4,173       1,699        746
Other investing activities...................................................................        (624)       (862)     2,022
                                                                                               ----------  ----------  ---------
Net cash used in investing activities........................................................     (97,633)    (65,246)   (95,544)
                                                                                               ----------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits, interest-bearing
      checking, savings and money market accounts............................................      49,446      20,515       (189)
Net increase in certificates of deposits.....................................................      35,186      10,533     11,941
Net increase in federal funds purchased and securities sold under
      agreements to repurchase...............................................................      12,575       3,175      1,718
Net increase (decrease) in other short-term borrowings.......................................     (42,476)     (7,926)    36,581
Net increase (decrease) in long-term borrowings..............................................      50,384      28,691     (8,298)
Cash dividends paid..........................................................................      (9,190)     (5,853)    (4,225)
Dividend reinvestment plan...................................................................        (121)        (80)       (25)
Proceeds from issuance of common stock.......................................................       1,542       1,074        541
                                                                                               ----------  ----------  ---------
Net cash provided by financing activities....................................................      97,346      50,129     38,044
                                                                                               ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents.........................................      15,051       9,466    (53,750)
Cash and cash equivalents at beginning of year...............................................      60,668      51,202    104,952
                                                                                               ----------  ----------  ---------
Cash and cash equivalents at end of year.....................................................  $   75,719  $   60,668  $  51,202
                                                                                               ----------  ----------  ---------
                                                                                               ----------  ----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest...................................................................  $   46,554  $   44,717  $  42,507
Cash payments for income tax.................................................................       5,989       6,258      4,744
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value adjustment for securities available for sale,
      net of income taxes....................................................................        (134)      1,321       (969)
Transfers of securities from the held-to-maturity portfolio to the
      available-for-sale portfolio...........................................................          --      24,027         --
Loans originated on sale of real estate owned held for sale..................................          --       1,320        636
Net transfer to real estate owned held for sale from loans receivable........................         705          73        716
Transfers of loans to held for sale..........................................................          --          --     10,118
Retirement of common stock...................................................................         117          --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

    F&M Bancorp (the "Parent Company") is a bank holding company that provides its customers with banking and bank-related financial services through its wholly owned subsidiaries, Farmers & Mechanics National Bank and Subsidiaries (the "Bank") and Home Federal Savings Bank and Subsidiaries (the "Savings Bank"). The Bank and the Savings Bank offer various loan, deposit and other financial products and services to individuals and commercial businesses located primarily within the State of Maryland. The primary market area encompasses Frederick, Carroll, Montgomery and Washington Counties, MD, with additional community office presence in Allegany, Baltimore, and Howard Counties, MD and Adams County, PA. The Bank and the Savings Bank maintain correspondent banking relationships with whom they may execute daily federal funds transactions on an unsecured basis.

    The accounting and reporting policies and practices of F&M Bancorp and Subsidiaries ("Bancorp") conform with generally accepted accounting principles ("GAAP") and with prevailing practice in the banking industry. The following is a summary of Bancorp's significant accounting policies:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Parent Company and its wholly owned subsidiaries. All material inter-company accounts and transactions are eliminated in consolidation. In the Parent Company financial statements, investment in subsidiaries is accounted for using the equity method of accounting.

COMPREHENSIVE INCOME

    Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to benefits of $84,000 and $609,000 in 1998 and 1996, respectively, and a provision of $831,000 in 1997.

USE OF ESTIMATES

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRESENTATION OF CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, cash items in the process of clearing, federal funds sold, and interest-bearing deposits with banks. Generally, federal funds are sold for one-day periods.

LOANS HELD FOR SALE

    Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is estimated to equal the carrying amount due to the anticipated short holding period of these loans.

INVESTMENT SECURITIES

    Bancorp classifies its investment securities as held-to-maturity ("HTM"), available-for-sale ("AFS"), or trading.

    Securities classified as HTM are those debt securities that Bancorp has both the positive intent and ability to hold until maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income using the interest method.

    Securities classified as AFS are equity securities with readily determinable fair values and those debt securities that Bancorp intends to hold for an indefinite period of time but not necessarily to maturity. These securities may be sold as part of Bancorp's asset/liability management strategy, in response to significant movements in interest rates, for liquidity needs, for regulatory capital considerations, or for other similar purposes. These securities are carried at fair value, with any unrealized gains and losses included in other comprehensive income as a separate component of shareholders' equity, net of the related deferred tax effect.

    Securities classified as trading, if any, are those securities bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with any unrealized gains and losses included in net income.

    Regardless of the classification, dividend and interest income, including amortization of premiums and accretion of discounts arising at acquisition, is included in interest income in the consolidated statements of income and comprehensive income. Realized gains and losses, if any, determined based on the adjusted cost of the specific securities sold, are reported in noninterest income in the consolidated statements of income and comprehensive income.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

    In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishment of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control, and the appropriate measurement and allocation of the financial components at fair value, if practical.

    In addition, Statement No. 125 requires that a liability be de-recognized if, and only if, either (a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

    Statement No. 125 is effective for transactions occurring after December 31, 1996, except for the provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which were delayed until after December 31, 1997 by FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of Statements No. 125 and 127 were not material to Bancorp's financial statements.

INTEREST AND FEES ON LOANS

    Interest on loans is accrued at the contractual rate on the principal amount outstanding. However, the accrual of interest is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal. Loans on which the accrual of interest has been discontinued, which includes impaired loans, are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in management's judgment, the loans are estimated to be fully collectible as to both principal and interest.

    Loan fees and related direct costs of loan origination are deferred and recognized over the life of the loan as a component of interest income.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses (the "allowance") is maintained at a level which, in management's judgment, is adequate to absorb losses inherent in the loan portfolio.

    The adequacy of the allowance is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance is performed considering factors such as historical relationships among loans outstanding, loss experience, delinquency levels, individual loan reviews, and evaluation of the present and future local and national economic environment. Management's estimates regarding the allowance are subject to change related to economic and other uncertainties inherent in the estimation process.

BANK PREMISES AND EQUIPMENT

    Bank premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally by the straight-line method for bank premises and leasehold improvements, and by accelerated methods for equipment. The estimated useful lives for computing depreciation and amortization are as follows:

                                                                                       YEARS
                                                                                     ---------
Bank premises......................................................................  15 to 50
Furniture and equipment............................................................  3 to 10
Leasehold improvements.............................................................  10 to 25

    Leasehold improvements are amortized over the shorter of the terms of the leases or their estimated useful lives. Major alterations and improvements to bank premises are capitalized and depreciated over the remaining useful life of the asset. Gains and losses on dispositions are included in net income in the year of disposition. Maintenance and repairs are reflected in noninterest expense as incurred.

OTHER REAL ESTATE OWNED

    Other real estate owned ("OREO") includes: banking premises no longer used for business operations, real estate acquired in foreclosure (in partial or complete satisfaction of debt), or otherwise surrendered by the borrower to Bancorp's possession.

    OREO is recorded at the lower of cost or fair value on the date of acquisition. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequently, OREO is adjusted through a valuation allowance to the lower of net carrying value or fair value (net of estimated selling expenses) based upon periodic appraisals. Adjustments arising from changes in the valuation allowance and operating expenses are reflected in noninterest expense, and gains and losses realized on disposition are reflected in noninterest income.

INTANGIBLE ASSETS

    Intangible assets represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in branch office acquisitions. These intangible assets are initially amortized over a period of 10 years using the straight-line method subject to periodic review and acceleration should subsequent events and circumstances dictate.

INCOME TAXES

    FASB Statement No. 109, "Accounting for Income Taxes," is applied in calculating the provision for income taxes. As prescribed therein, provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pre-tax financial income, and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

PER SHARE DATA

    Earnings per share ("EPS") are computed and presented in accordance with FASB Statement No. 128, "Earnings Per Share." As prescribed therein, the presentation of PRIMARY EPS has been replaced with the dual presentation of BASIC and DILUTED EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders ("numerator") by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits ("denominator"). Diluted EPS reflects the potential dilution that could occur if outstanding stock options or other contracts to issue common stock, if any, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus 112,753 shares, 70,720 shares, and 56,004 shares represented by outstanding stock options assumed to be exercised for the years ended December 31, 1998, 1997 and 1996, respectively.

TRUST ASSETS AND INCOME

    Assets held in an agency or fiduciary capacity are not assets of Bancorp and, accordingly, are not included in the accompanying consolidated balance sheets. Trust income is recorded on a cash basis and would not be materially different using the accrual method.

DEFERRED COMPENSATION

    The cost of supplemental retirement benefits (deferred compensation) payable to certain key employees is accrued over their service periods to the date such employees, or their beneficiaries, are fully eligible for benefits.

STOCK COMPENSATION

    Employee stock options are recorded under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, and disclosures pertaining to fair value-based accounting of stock options under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," are included in Note 9, Employee Benefits, Notes to Consolidated Financial Statements. Statement No. 123 provides for a fair value-based method of accounting for stock options and similar equity transactions to be reported in the financial statements, or alternatively, disclosure of the fair-value impact on net income and EPS, on a pro forma basis, in the notes to consolidated financial statements.

RECLASSIFICATIONS

    Certain reclassifications to prior year amounts have been made to conform with the current year presentation.

2. ACQUISITIONS

    On November 30, 1998, Bancorp completed the acquisition of Monocacy Bancshares, Inc. ("MNOC"), headquartered in Taneytown, MD, in a tax-free exchange of stock, and the merger of its principal subsidiary, Taneytown Bank & Trust Company ("TBT"), into the Bank. Shareholders of MNOC received 1.251 newly issued shares of Bancorp Common Stock, or a total of 2,267,790 shares, for all 1,812,777 outstanding shares of MNOC and cash in lieu of each fractional share at the rate of $33.696. At closing, TBT had reported total assets of $304.3 million, loans of $167.0 million, and deposits of $243.8 million.

    On May 29, 1998, Bancorp completed the acquisition of Keller-Stonebraker Insurance, Inc. ("K-S"), a Hagerstown, MD-based independent insurance agency, in a tax-free exchange of 52,117 shares of newly issued Bancorp Common Stock for all outstanding shares of K-S.

    On November 15, 1996, Bancorp completed its merger with Home Federal Corporation ("HF"), Hagerstown, MD, in a tax-free exchange of stock. Shareholders of HF received .49535 shares of newly issued Bancorp Common Stock, or a total of 1,247,791 shares, for all 2,519,010 shares of HF Common Stock and cash in lieu of each fractional share at the rate of $23.90. At closing, the Savings Bank, HF's principal subsidiary, had total assets of $230.1 million, loans of $154.0 million, and deposits of $162.7 million.

    All three acquisitions are accounted for as poolings of interest.

3. INVESTMENT SECURITIES

    The amortized cost and estimated fair value of investments at December 31, 1998 and 1997, summarized by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with, or without, call or prepayment penalties.

    Proceeds from sales/calls of investment securities available-for-sale during 1998 were $129,322,000. Gross gains of $1,162,000 and gross losses of $83,000 were realized on those sales. Proceeds from calls of investment securities held-to-maturity during 1998 were $17,038,000. Gross gains of $25,000 were realized on those calls.

    Proceeds from sales/calls of investment securities available-for-sale during 1997 were $58,059,000. Gross gains of $128,000 and gross losses of $58,000 were realized on those sales. Proceeds from calls of investment securities held-to-maturity during 1997 were $8,420,000. Gross gains of $6,000 were realized on those calls.

    Proceeds from sales/calls of investment securities available-for-sale during 1996 were $63,197,000. Gross gains of $89,000 and gross losses of $380,000 were realized on those sales. Proceeds from calls of investment securities held-to-maturity during 1996 were $10,728,000. Gross losses of $259,000 were realized on those calls.

    The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank (the "FHLB") advances, and for other purposes as required and permitted by law, totaled $158,458,000 at December 31, 1998, and $148,888,000 at December 31,
1997.

    Interest earned on obligations of states and political subdivisions is exempt from federal income taxes. However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations. Such tax-exempt securities composed 29.9% and 31.6% of the total carrying value of the investment portfolio at December 31, 1998 and 1997, respectively.

                             INVESTMENT SECURITIES

                                                                                  DECEMBER 31, 1998
                                                                   ------------------------------------------------
                                                                                  GROSS        GROSS     ESTIMATED
                                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
(IN THOUSANDS)                                                        COST        GAINS       LOSSES       VALUE
                                                                   ----------  -----------  -----------  ----------
Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies:
      Within 1 year..............................................  $   13,016   $      29    $       1   $   13,044
      After 1 but within 5 years.................................      56,065         301           13       56,353
      After 5 but within 10 years................................      49,190         288           96       49,382
                                                                   ----------  -----------  -----------  ----------
                                                                      118,271         618          110      118,779
                                                                   ----------  -----------  -----------  ----------
  Obligations of states and political subdivisions:
      Within 1 year..............................................         250           1           --          251
      After 1 but within 5 years.................................       5,082          94           --        5,176
      After 5 but within 10 years................................      16,285         323           19       16,589
      After 10 years.............................................      19,973         136          214       19,895
                                                                   ----------  -----------  -----------  ----------
                                                                       41,590         554          233       41,911
                                                                   ----------  -----------  -----------  ----------
  Other bonds:
      After 1 but within 5 years.................................       2,328           9           --        2,337
                                                                   ----------  -----------  -----------  ----------
  Mortgage-backed securities.....................................     140,374         275          485      140,164
                                                                   ----------  -----------  -----------  ----------
Total debt securities............................................     302,563       1,456          828      303,191
Equity securities................................................      19,727          --          267       19,460
                                                                   ----------  -----------  -----------  ----------
Total securities available-for-sale..............................  $  322,290   $   1,456    $   1,095   $  322,651
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Held-to-maturity:
  Obligations of states and political subdivisions:
      Within 1 year..............................................  $    7,471   $      72    $      --   $    7,543
      After 1 but within 5 years.................................      29,868         953           --       30,821
      After 5 but within 10 years................................      25,855         925           --       26,780
      After 10 years.............................................      20,563         216          140       20,639
                                                                   ----------  -----------  -----------  ----------
                                                                       83,757       2,166          140       85,783
                                                                   ----------  -----------  -----------  ----------
  Mortgage-backed securities.....................................      14,474         221           --       14,695
                                                                   ----------  -----------  -----------  ----------
Total securities held-to-maturity................................  $   98,231   $   2,387    $     140   $  100,478
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

                             INVESTMENT SECURITIES

                                                                                   DECEMBER 31, 1997
                                                                   --------------------------------------------------
                                                                                  GROSS         GROSS      ESTIMATED
                                                                   AMORTIZED   UNREALIZED    UNREALIZED       FAIR
(IN THOUSANDS)                                                        COST        GAINS        LOSSES        VALUE
                                                                   ----------  -----------  -------------  ----------
Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies:
      Within 1 year..............................................  $   14,570   $      14     $      14    $   14,570
      After 1 but within 5 years.................................      50,318         103           109        50,312
      After 5 but within 10 years................................      46,532         368             7        46,893
                                                                   ----------  -----------        -----    ----------
                                                                      111,420         485           130       111,775
                                                                   ----------  -----------        -----    ----------
  Obligations of states and political subdivisions:
      Within 1 year..............................................       2,101           8            --         2,109
      After 1 but within 5 years.................................       4,027          24             4         4,047
      After 5 but within 10 years................................      28,338         596             4        28,930
                                                                   ----------  -----------        -----    ----------
                                                                       34,466         628             8        35,086
                                                                   ----------  -----------        -----    ----------
  Mortgage-backed securities.....................................      67,650         276           441        67,485
                                                                   ----------  -----------        -----    ----------
Total debt securities............................................     213,536       1,389           579       214,346
Equity securities................................................      18,217          --           150        18,067
                                                                   ----------  -----------        -----    ----------
Total securities available-for-sale..............................  $  231,753   $   1,389     $     729    $  232,413
                                                                   ----------  -----------        -----    ----------
                                                                   ----------  -----------        -----    ----------
Held-to-maturity:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies:
      After 1 but within 5 years.................................  $    4,967   $      33     $      --    $    5,000
                                                                   ----------  -----------        -----    ----------
                                                                        4,967          33            --         5,000
                                                                   ----------  -----------        -----    ----------
  Obligations of states and political subdivisions:
      Within 1 year..............................................       4,073          33            --         4,106
      After 1 but within 5 years.................................      33,293         713             2        34,004
      After 5 but within 10 years................................      30,607         697             8        31,296
      After 10 years.............................................         106           1            --           107
                                                                   ----------  -----------        -----    ----------
                                                                       68,079       1,444            10        69,513
                                                                   ----------  -----------        -----    ----------
  Mortgage-backed securities.....................................      21,894         243            --        22,137
                                                                   ----------  -----------        -----    ----------
Total securities held-to-maturity................................  $   94,940   $   1,720     $      10    $   96,650
                                                                   ----------  -----------        -----    ----------
                                                                   ----------  -----------        -----    ----------

4. LOANS

    Loans consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
(IN THOUSANDS)                                                             1998        1997
                                                                        ----------  ----------
Real estate loans:
  Construction and land development...................................  $   61,328  $   67,026
  Secured by farmland.................................................       8,452       8,479
  Residential mortgage................................................     265,394     257,121
  Other mortgage......................................................     198,131     170,742
Agricultural..........................................................         560         819
Commercial and industrial loans.......................................      92,091      99,043
Consumer..............................................................     257,968     276,134
Other loans...........................................................       7,817       3,186
                                                                        ----------  ----------
Total loans...........................................................  $  891,741  $  882,550
                                                                        ----------  ----------
                                                                        ----------  ----------

    Loans to states and political subdivisions and industrial revenue bonds are included in other loans and in total loans in the consolidated balance sheet. Interest income from these loans is included in interest and fees on loans in the consolidated statements of income and comprehensive income.

    Transactions in the allowance for credit losses were:

                                                                        DECEMBER 31,
                                                               -------------------------------
(IN THOUSANDS)                                                   1998       1997       1996
                                                               ---------  ---------  ---------
Balance at beginning of year.................................  $  12,069  $  11,739  $  11,700
Provision for credit losses..................................      3,056      2,910      1,822
Recoveries of loans previously charged-off...................      3,028      2,863      2,461
Loans charged off............................................     (5,336)    (5,443)    (4,244)
                                                               ---------  ---------  ---------
Balance at end of year.......................................  $  12,817  $  12,069  $  11,739
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    In the ordinary course of business, directors and officers of the Bank, the Savings Bank, and their affiliates, were customers of, and had other transactions with the Bank and/or the Savings Bank. Loan transactions with directors and officers were made on substantially the same terms as those prevailing at the time for comparable loans to other persons, and neither involved more than normal risk of collectibility nor presented other unfavorable features. The aggregate dollar amount of all loans to officers, directors, and their affiliates was $16,592,027 and $19,246,376 at December 31, 1998 and 1997, respectively. During 1998, $46,939,657 of new loans were made, or became reportable, and repayments and other decreases totaled $49,594,006.

    The loan portfolio includes loans that are not currently accruing interest income. The total outstanding principal amount of these loans at December 31, 1998, 1997, and 1996, and the effect on interest income for the years then ended, are as follows:

                                                                            DECEMBER 31,
                                                                   -------------------------------
(IN THOUSANDS)                                                       1998       1997       1996
                                                                   ---------  ---------  ---------
Principal balance................................................  $   4,196  $   7,357  $   8,074
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Gross amount of interest which would have been recorded under
  original terms.................................................  $     468  $     847  $     754
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Recorded interest income on these loans..........................  $     167  $     246  $     188
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The net reduction in interest income on renegotiated loans was not material in 1998, 1997, and 1996. At December 31, 1998, there were no material commitments to lend additional funds to borrowers whose loans had been modified in troubled debt restructurings or were in a nonaccrual status.

    Loans amounting to approximately $2,508,000 and $8,105,000 at December 31, 1998 and 1997, respectively, were specifically classified as impaired and are included in nonaccrual loans disclosed above. The average balance of impaired loans amounted to $9,083,000 and $7,081,000 for the years ended December 31, 1998 and 1997, respectively. Cash receipts totaling $2,512,000 and $3,965,000 during 1998 and 1997, respectively, were applied to reduce the principal balance of those impaired loans, and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was $296,000 and $732,000 at December 31, 1998 and 1997, respectively.

5. BANK PREMISES AND EQUIPMENT

    Investments in bank premises and equipment are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
(IN THOUSANDS)                                                              1998       1997
                                                                          ---------  ---------
Bank premises and land..................................................  $  28,978  $  29,184
Furniture and equipment.................................................     24,224     23,272
Leasehold improvements..................................................      2,908      2,901
                                                                          ---------  ---------
                                                                             56,110     55,357
Less accumulated depreciation and amortization..........................     24,926     22,230
                                                                          ---------  ---------
Bank premises and equipment, net........................................  $  31,184  $  33,127
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation and amortization related to premises and equipment in the consolidated statements of income and comprehensive income amounted to $2,701,000 in 1998, $2,820,000 in 1997, and $3,031,000 in 1996.

6. DEPOSITS

    The carrying amounts of deposits are as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
(IN THOUSANDS)                                                          1998          1997
                                                                    ------------  ------------
Noninterest-bearing...............................................  $    152,076  $    138,440
Interest-bearing:
  Checking........................................................       152,609       138,868
  Savings.........................................................       151,970       156,327
  Money market accounts...........................................       160,071       133,645
  Certificates of deposits:
    Under $100,000................................................       450,445       437,435
    $100,000 and over.............................................        71,023        48,847
                                                                    ------------  ------------
Total deposits....................................................  $  1,138,194  $  1,053,562
                                                                    ------------  ------------
                                                                    ------------  ------------

7. BORROWINGS

SHORT-TERM BORROWINGS

    Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature in one day. Short-term borrowings may also include balances in the treasury tax and loan account, federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the FHLB, which are secured either by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets.

    Unused lines of credit for short-term borrowings totaled approximately $210,313,000 at December 31, 1998.

    The table below presents selected information on the combined totals of repurchase agreements and other short-term borrowings.

                                                                             DECEMBER 31,
                                                                        ----------------------
(DOLLARS IN THOUSANDS)                                                     1998        1997
                                                                        ----------  ----------
Maximum balance at any month end during the year......................  $  100,259  $  122,663
Average balance for the year..........................................      74,872     105,415
Weighted average rate for the year....................................        5.47%       5.55%
Weighted average rate at year end.....................................        4.42%       5.66%
Estimated fair value..................................................  $   72,402  $  102,303

LONG-TERM BORROWINGS

    The table below presents a summary of long-term advances from the FHLB:

                                                                              DECEMBER 31,
                                                                          --------------------
(IN THOUSANDS)                                                              1998       1997
                                                                          ---------  ---------
Due within 1 to 5 years.................................................  $  37,121  $  39,726
Due after 5 years through 10 years......................................     56,991      3,998
Due after 10 years......................................................        134        138
                                                                          ---------  ---------
                                                                          $  94,246  $  43,862
                                                                          ---------  ---------
                                                                          ---------  ---------

    These advances had weighted average interest rates of 5.29% and 5.90% at December 31, 1998 and 1997, respectively. These advances are secured either by a blanket floating lien on all real estate mortgage loans secured by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets. All advances carry a fixed rate. In 1999, 2000 and 2003, $38.5 million, $25.0 million and $10.0 million, respectively, of advances are convertible at the FHLB's option to a variable rate based on LIBOR.

8. INCOME TAXES

    Significant components of deferred tax assets and liabilities are as follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
(IN THOUSANDS)                                                                 1998       1997
                                                                             ---------  ---------
Deferred tax assets:
  Allowances for credit and other real estate owned losses.................  $   4,805  $   4,227
  Deferred compensation....................................................      1,645      1,591
  Intangibles..............................................................      1,202        941
  Other....................................................................        883        624
                                                                             ---------  ---------
    Total deferred tax assets..............................................      8,535      7,383
  Valuation allowance for deferred tax assets..............................       (474)      (474)
                                                                             ---------  ---------
    Total deferred tax assets after valuation allowance....................      8,061      6,909
                                                                             ---------  ---------
Deferred tax liabilities:
  Depreciation and amortization............................................      1,144        721
  Unrealized gains on securities available for sale........................         83        165
  Other....................................................................        354         77
                                                                             ---------  ---------
    Total deferred tax liabilities.........................................      1,581        963
                                                                             ---------  ---------
    Net deferred tax assets................................................  $   6,480  $   5,946
                                                                             ---------  ---------
                                                                             ---------  ---------

    A reconciliation of the statutory income tax rate to the provision for income taxes attributed to continuing operations included in the consolidated statements of income and comprehensive income, is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
(DOLLARS IN THOUSANDS)                                           1998       1997       1996
                                                               ---------  ---------  ---------
Income before income tax.....................................  $  18,138  $  19,477  $  13,597
Tax rate.....................................................         35%        35%        35%
                                                               ---------  ---------  ---------
Income tax at statutory rate.................................      6,348      6,817      4,759
Increases (decreases) in tax resulting from:
  Tax-exempt interest income.................................     (1,787)    (1,778)    (1,362)
  State income taxes, net of federal income tax benefit......        272        326        152
  Other......................................................        213       (114)      (237)
  Change in valuation allowance..............................         --         --       (116)
                                                               ---------  ---------  ---------
Actual tax expense...........................................  $   5,046  $   5,251  $   3,196
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Effective tax rate...........................................       27.8%      27.0%      23.5%
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Significant components of the provision for income taxes attributed to continuing operations are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
(IN THOUSANDS)                                                       1998       1997       1996
                                                                   ---------  ---------  ---------
Current payable:
  Federal........................................................  $   5,258  $   5,074  $   3,221
  State..........................................................        240        590        291
                                                                   ---------  ---------  ---------
    Total currently payable......................................      5,498      5,664      3,512
                                                                   ---------  ---------  ---------
Deferred tax benefit.............................................       (452)      (413)      (200)
                                                                   ---------  ---------  ---------
  Change in valuation allowance..................................         --         --       (116)
                                                                   ---------  ---------  ---------
Provision for income taxes.......................................  $   5,046  $   5,251  $   3,196
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The components of the provision for deferred tax expense (benefit) are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
(IN THOUSANDS)                                                          1998       1997       1996
                                                                      ---------  ---------  ---------
Provision for credit losses.........................................  $    (578) $    (166) $      46
Amortization of intangibles.........................................       (261)      (128)      (213)
Other...............................................................        387       (119)       (33)
                                                                      ---------  ---------  ---------
  Deferred tax benefit..............................................  $    (452) $    (413) $    (200)
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

9. EMPLOYEE BENEFITS

THE BANK PROFIT SHARING PLAN

    Retirement benefits are provided through a Section 401(k) profit sharing plan (the "Plan") to employees meeting certain age and service eligibility requirements. The annual profit sharing contribution to the Plan is discretionary, based primarily on earnings, and amounted to $468,000 for 1998, $540,000 for 1997, and $430,000 for 1996. The Plan also provides for employer matching contributions equal to 2% for the first 2% of eligible compensation, and an additional 1% for the next 2% of eligible compensation for a maximum total matching contribution of 3% for the first 4% of eligible compensation. Employer matching contributions totaled $343,000 in 1998, $268,000 in 1997, and $234,000 in 1996.

    TBT, which was merged with and into the Bank on November 30, 1998, had a 401(k) contributory thrift plan which was terminated in conjunction with the merger. Contributions to this plan, included in pension and other employee benefits expense, were $79,000 for 1998, $75,000 for 1997, and $61,000 for 1996.

THE SAVINGS BANK PROFIT SHARING PLAN

    The Savings Bank provides a retirement savings plan and trust, which is a deferred compensation plan (401(k)) and a profit sharing plan (the "Savings Plan") for all employees who meet certain age and eligibility requirements. The Savings Plan permits eligible participants to defer up to 15% of their annual salary and the Savings Bank to contribute to the 401(k) part of the Savings Plan on a matching basis. The Savings Bank may also elect to contribute a portion of its profits to the profit sharing portion of the Savings Plan.

    Contributions are made based on matching $0.50 of every dollar up to 5% of the employee's salary. The Savings Bank's additional matching contribution amounted to $57,000 in 1998, $58,000 in 1997, and $52,000 in 1996. In addition, the Savings Bank made profit sharing contributions of $180,000, $135,000, and $185,000, in 1998, 1997, and 1996, respectively.

EXECUTIVE SUPPLEMENTAL INCOME PLAN

    Supplemental retirement benefits (deferred compensation) for certain key employees are provided under an Executive Supplemental Income Plan (the "ESIP"). Benefits payable under the ESIP are integrated with other retirement benefits expected to be received by ESIP participants, including those under the 401(k) profit sharing plan. Amounts paid under the ESIP will be partially or fully recovered through life insurance policies purchased on the lives of the participants.

    Deferred compensation costs charged to expense for the years ended December 31, 1998, 1997, and 1996 were $372,000, $344,000, and $292,000, respectively.

OTHER BENEFITS

    Both the Savings Bank and Bancorp maintain a director's deferred compensation program pursuant to which directors may elect to defer their fees for attending meetings in order to provide retirement benefits. The expense for these benefits was $117,000, $128,000, and $242,000, for 1998, 1997, and 1996,
respectively.

EMPLOYEE STOCK PURCHASE PLAN

    Bancorp has an Employee Stock Purchase Plan (the "ESPP") whereby eligible employees may authorize payroll deductions ranging from $120 to $2,400 per year for the purpose of acquiring Bancorp Common Stock at current market prices. To encourage employee participation in the ESPP, Bancorp contributes an additional 20% of each participant's voluntary payroll deduction. Bancorp's contributions amounted to $17,000, $11,000, and $9,000, for 1998, 1997, and 1996,
respectively. Contributions to the ESPP are typically transmitted to Bancorp's designated agent to acquire Bancorp Common Stock in the open market. Under the terms of the ESPP, shares may also be purchased directly from Bancorp at current market prices. A total of 60,775 shares of Bancorp Common Stock are reserved for this purpose. Bancorp pays all administrative costs of the ESPP and, at its discretion, reserves the right to amend, modify, suspend, or terminate the ESPP at any time.

STOCK OPTION PLANS

    Bancorp has a 1983 Stock Option Plan and a 1995 Stock Option Plan (the "Plans") which are coordinated in their administration and similar in their terms and conditions for key employees. The Plans permit the granting of both incentive stock options and nonqualified stock options to purchase Bancorp Common Stock. The exercise price per share for incentive stock options and nonqualified stock options shall not be less than 100% and 85%, respectively, of the fair market value of a share of Common Stock on the date of grant and may be exercised in increments commencing after one year from the date of grant. Options are fully exercisable after four years from the date of grant and expire after 10 years.

                                                                          OPTIONS ISSUED
                                                                          AND OUTSTANDING               PRICE
                                                                          ---------------  -------------------------------
Balance, December 31, 1995..............................................       266,817     $   10.66         to  $   25.59
Exercised...............................................................       (27,657)        10.66         to      25.59
Granted.................................................................        38,263         13.98         to      26.42
Terminated..............................................................       (12,772)        10.66         to      26.42
                                                                               -------     ---------             ---------
Balance, December 31, 1996..............................................       264,651         10.66         to      26.42
Exercised...............................................................       (55,716)        10.66         to      26.42
Granted.................................................................        88,036         14.54         to      24.38
Terminated..............................................................        (6,309)        18.44         to      26.42
                                                                               -------     ---------             ---------
Balance, December 31, 1997..............................................       290,662         10.66         to      26.42
Exercised...............................................................       (58,750)        10.66         to      26.42
Granted.................................................................        45,330         19.59         to      33.69
Terminated..............................................................        (5,873)        19.33         to      33.69
                                                                               -------     ---------             ---------
Balance, December 31, 1998..............................................       271,369     $   10.66         to  $   33.69
                                                                               -------     ---------             ---------
                                                                               -------     ---------             ---------

    At December 31, 1998, there were 207,133 options exercisable at prices ranging from $10.66 to $26.42. Shares reserved for future grants totaled 86,195 at December 31, 1998.

    The Plans are accounted for pursuant to the provisions of APB Opinion No.
25. Had compensation cost for the Plans been determined in accordance with the provisions of FASB Statement No. 123 (see Note 1), net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Net Income:     As reported......................................................  $  13,092  $  14,226  $  10,401
                Pro forma........................................................     12,855     13,682     10,179
EPS:            As reported, basic...............................................       1.51       1.65       1.21
                As reported, diluted.............................................       1.49       1.64       1.21
                Pro forma, basic.................................................       1.49       1.59       1.19
                Pro forma, diluted...............................................       1.47       1.58       1.18

    Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years. Additionally, the pro forma amounts include a de minimus amount related to the purchase discount offered under the Employee Stock Purchase Plan.

    A summary of the status of the Plans at December 31, 1998 and 1997, and changes during the years then ended, is presented as follows:

                                                                                1998                    1997
                                                                       ----------------------  ----------------------
                                                                                   WTD. AVG.               WTD. AVG.
                                                                        SHARES     EX. PRICE    SHARES     EX. PRICE
                                                                       ---------  -----------  ---------  -----------
Outstanding at beginning of year.....................................    290,662   $   18.58     264,651   $   17.82
Granted..............................................................     45,330       28.40      88,036       19.44
Exercised............................................................    (58,750)      17.10     (55,716)      16.11
Forfeited............................................................     (5,873)      25.51      (2,116)      24.01
Expired..............................................................         --          --      (4,193)      18.44
Outstanding at end of year...........................................    271,369       20.39     290,662       18.58
Exercisable at end of year...........................................    207,133       17.77     212,620       16.36
Weighted average fair value of options granted
  during the year....................................................         --       33.97          --       28.54

       OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1998

                                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   ----------------------------------------------------  -------------------------------
                      NUMBER                                                NUMBER
                   OUTSTANDING    WEIGHTED AVERAGE                       EXERCISABLE
    RANGE OF          AS OF           REMAINING       WEIGHTED AVERAGE      AS OF      WEIGHTED AVERAGE
 EXERCISE PRICES     12/31/98     CONTRACTUAL LIFE     EXERCISE PRICE      12/31/98     EXERCISE PRICE
-----------------  ------------  -------------------  -----------------  ------------  -----------------
$10.66--$15.00....      79,737             4.78           $   13.35           79,737       $   13.35
 15.01-- 20.00...       82,098             7.61               17.82           82,098           17.28
 20.01-- 25.00...       27,663             8.20               24.30           11,867           24.19
 25.01-- 30.00...       55,021             6.72               25.98           33,431           25.92
 30.01-- 33.69...       26,850             9.06               33.69               --              --
                   ------------             ---              ------      ------------         ------
$10.66--$33.69....     271,369             6.80           $   20.39          207,133       $   17.77
                   ------------             ---              ------      ------------         ------
                   ------------             ---              ------      ------------         ------

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.0%, 4.8%, and 4.3%; expected dividend yields of 3.2%, 3.2%, and 3.2%; expected lives of 3.26, 3.38, and 3.55 years; and expected volatility of 19%, 15%, and 12%.

10. OTHER OPERATING INCOME AND EXPENSE

    Other operating income in the consolidated statements of income and comprehensive income includes the following:

(IN THOUSANDS)                                                                       1998       1997       1996
                                                                                   ---------  ---------  ---------
Bank card income.................................................................  $     877  $   1,341  $   1,714
Miscellaneous....................................................................      4,380      4,840      3,317
                                                                                   ---------  ---------  ---------
Total other operating income.....................................................  $   5,257  $   6,181  $   5,031
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Other operating expense in the consolidated statements of income and comprehensive income includes the following:

(IN THOUSANDS)                                                                       1998       1997       1996
                                                                                   ---------  ---------  ---------
Insurance (including FDIC).......................................................  $     626  $     542  $   2,396
Stationery and supplies..........................................................      1,095      1,117      1,294
Advertising......................................................................        974        998        894
Professional services............................................................      2,383      2,069      1,571
Credit card processing...........................................................        203        623      1,465
Postage..........................................................................        848        904        906
Director fees....................................................................        329        334        276
Telephone........................................................................      1,021        957        758
Computer software and maintenance................................................        705        503        625
Other real estate owned expense..................................................        262        199        531
Amortization of intangibles......................................................        779        758      1,001
Miscellaneous....................................................................      4,139      4,806      3,601
                                                                                   ---------  ---------  ---------
Total other operating expense....................................................  $  13,364  $  13,810  $  15,318
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Transactions in the allowances for other real estate owned are summarized as follows:

(IN THOUSANDS)                                                                           1998       1997       1996
                                                                                       ---------  ---------  ---------
Balance at beginning of of year......................................................  $   1,792  $   2,016  $   2,218
Provision for decline in value and selling expenses..................................          2        156        436
Losses charged to the allowances.....................................................     (1,369)      (380)      (638)
                                                                                       ---------  ---------  ---------
Balance at end of year...............................................................  $     425  $   1,792  $   2,016
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

11. CONDENSED FINANCIAL INFORMATION OF F&M BANCORP (PARENT COMPANY)

                  F&M BANCORP BALANCE SHEETS (PARENT COMPANY)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
(IN THOUSANDS)                                                                                 1998        1997
                                                                                            ----------  ----------
ASSETS
Cash and cash equivalents.................................................................  $    4,351  $    1,851
Investment securities
      Available-for-sale, at fair value...................................................       2,882       2,012
Investment in subsidiaries................................................................     123,819     121,759
Other assets..............................................................................       1,967         282
                                                                                            ----------  ----------
Total assets..............................................................................  $  133,019  $  125,904
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities.........................................................................  $    2,195  $      269
                                                                                            ----------  ----------
Common stock..............................................................................      43,405      41,622
Surplus...................................................................................      61,980      49,640
Retained earnings.........................................................................      25,220      34,020
Accumulated other comprehensive income....................................................         219         353
                                                                                            ----------  ----------
Total shareholder's equity................................................................     130,824     125,635
                                                                                            ----------  ----------
Total liabilities and shareholders' equity................................................  $  133,019  $  125,904
                                                                                            ----------  ----------
                                                                                            ----------  ----------

               F&M BANCORP STATEMENTS OF INCOME (PARENT COMPANY)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
(IN THOUSANDS)                                                                       1998       1997       1996
                                                                                   ---------  ---------  ---------
INCOME
Interest on investment securities................................................  $     246  $     150  $     123
Interest expense on borrowings...................................................         --         --        101
                                                                                   ---------  ---------  ---------
      Net interest income........................................................        246        150         22
Dividends from subsidiaries......................................................     11,207      5,887      5,487
                                                                                   ---------  ---------  ---------
Total income.....................................................................     11,453      6,037      5,509
EXPENSE..........................................................................        618        436        696
                                                                                   ---------  ---------  ---------
Income before income tax benefits and
      equity in undistributed earnings
      of subsidiaries............................................................     10,835      5,601      4,813
Income tax benefit...............................................................       (112)       (95)      (164)
                                                                                   ---------  ---------  ---------
Income before equity in undistributed
      earnings of subsidiaries...................................................     10,947      5,696      4,977
Equity in undistributed earnings
      of subsidiaries............................................................      2,145      8,530      5,424
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  13,092  $  14,226  $  10,401
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

             F&M BANCORP STATEMENTS OF CASH FLOWS (PARENT COMPANY)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
(IN THOUSANDS)                                                                       1998       1997       1996
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.......................................................................  $  13,092  $  14,226  $  10,401
Adjustments to reconcile net
    income to net cash provided by
    operating activities
      (Increase) decrease in other assets........................................     (1,685)        61         --
      Increase (decrease) in other expenses payable..............................      1,926         (6)       (60)
      Equity in undistributed earnings of subsidiaries...........................     (2,145)    (8,530)    (5,424)
                                                                                   ---------  ---------  ---------
Net cash provided by operating activities........................................     11,188      5,751      4,917
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities
    available-for-sale...........................................................       (994)    (1,992)        (4)
Distribution of undivided profits of
    Bank subsidiary..............................................................         --         --        868
                                                                                   ---------  ---------  ---------
Net cash (used in) provided by investing activities..............................       (994)    (1,992)       864
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid..............................................................     (9,190)    (5,853)    (4,225)
Other financing activities.......................................................      1,496        997        510
Repayments of debt...............................................................         --         --     (3,000)
                                                                                   ---------  ---------  ---------
Net cash used in financing activities............................................     (7,694)    (4,856)    (6,715)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................      2,500     (1,097)      (934)
Cash and cash equivalents at beginning of year...................................      1,851      2,948      3,882
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $   4,351  $   1,851  $   2,948
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available-for-sale, net of income taxes.....  $    (134) $   1,321  $    (969)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

12. COMMITMENTS AND CONTINGENCIES

LEASES

    Bancorp conducts part of its branch banking operations from leased facilities. The initial terms of the leases range from a period of 1-25 years. Most of the existing leases contain options which allow renewals for periods up to 20 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indexes and include provisions for the payment of taxes, insurance and maintenance.

    Total rental expense was as follows:

(IN THOUSANDS)                                                         Year ended December 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Bank premises....................................................  $   1,094  $   1,079  $     978
Equipment........................................................         43         46         92
                                                                   ---------  ---------  ---------
Total rental expense.............................................  $   1,137  $   1,125  $   1,070
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are:

YEAR ENDING DECEMBER 31,                                                        (IN THOUSANDS)
------------------------------------------------------------------------------  ---------------
1999..........................................................................     $   1,036
2000..........................................................................         1,062
2001..........................................................................           966
2002..........................................................................           883
2003..........................................................................           786
Later years...................................................................         3,363
                                                                                      ------
Total minimum payments required...............................................     $   8,096
                                                                                      ------
                                                                                      ------

CONTINGENCIES

    Bancorp is subject to various legal proceedings which are incidental to the ordinary course of business. It is management's opinion that there were no legal matters pending as of December 31, 1998 which would have a material effect on the consolidated financial statements.

CREDIT EXTENSION COMMITMENTS

    Bancorp is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

    Exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The same credit policies are applied to commitments and conditional obligations as are applied to on-balance sheet instruments.

    A summary of the contractual amount of exposure under these financial instruments is as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
(IN THOUSANDS)                                                             1998        1997
                                                                        ----------  ----------
Financial instruments whose contractual amounts represent credit risk:
  Commitments to extend credit........................................  $  177,751  $  168,476
  Stand-by letters of credit..........................................      14,048      15,949

    Commitments to extend credit are agreements to lend to customers as long as there are no violations of any conditions established in the contracts. Certain commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon. Accordingly, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis, and the amount of collateral or other security obtained, if any, is based upon management's assessment of credit risk. Collateral varies, but may include deposits held in financial institutions, U.S. Treasury or other marketable securities, accounts receivable, inventory, property and equipment, personal residences, income-producing commercial properties, and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

    Stand-by letters of credit are conditional commitments issued to guarantee the performance of a contract to a third party and are used primarily to guarantee the installation of real property infrastructure and similar transactions. Credit risk involved in issuing letters of credit is essentially the same as that involved in lending and may involve collateral and personal guarantees as deemed appropriate.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table summarizes the carrying amounts and fair value estimates of financial instruments at December 31, 1998 and 1997. All fair value estimates were made at a specific point in time and were based on existing on- and off-balance sheet financial instruments without consideration of the value of anticipated future business or the value of assets and liabilities that were not considered financial instruments. These estimates do not reflect any premium or discount that could result from a block sale of a particular instrument. Because of the absence of a genuine market for a significant portion of these financial instruments, fair value estimates were based on judgments regarding risk characteristics, economic conditions, and other subjective factors and uncertainties that do not allow such estimates to be made with precision. Changes in assumptions or methodologies could have a significant effect on the estimates.

                                                                                DECEMBER 31,
                                                           ------------------------------------------------------
                                                                      1998                        1997
                                                           --------------------------  --------------------------
                                                             CARRYING        FAIR        CARRYING        FAIR
(IN THOUSANDS)                                               AMOUNTS        VALUE        AMOUNTS        VALUE
                                                           ------------  ------------  ------------  ------------
Financial assets:
  Cash and cash equivalents..............................  $     75,719  $     75,719  $     60,668  $     60,668
  Loans held for sale....................................         4,810         4,810         5,223         5,223
  Investment securities held-to-maturity.................        98,231       100,478        94,940        96,650
  Investment securities available-for-sale...............       322,651       322,651       232,413       232,413
  Net loans..............................................       878,924       888,529       870,481       894,593
  Interest receivable....................................         9,478         9,478         9,545         9,545
Financial liabilities:
  Deposits...............................................     1,138,194     1,030,336     1,053,562     1,053,514
  Short-term borrowings..................................        72,402        72,402       102,303       102,303
  Long-term borrowings...................................        94,246        95,346        43,862        42,464
  Interest payable.......................................         2,864         2,864         2,375         2,375

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS

    Because of the short-term nature of these financial instruments, carrying amounts were deemed to approximate fair value.

LOANS HELD FOR SALE

    Fair value was deemed equal to the carrying amounts because of the anticipated short holding period of these instruments.

INVESTMENT SECURITIES

    Fair value for obligations of state and political subdivisions was estimated by an independent pricing service using a pricing matrix, and the fair value for all other debt securities was based on quoted market prices or dealer quotes.

LOANS

    Fair value was estimated by segregating the portfolio into categories having similar financial characteristics. Each loan category was then further segmented into fixed-rate and variable-rate interest terms and by their status as performing or nonperforming.

    The fair value of performing loans was estimated by discounting estimated future cash flows using discount rates equal to the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturity except that, in the absence of increased credit risk, the carrying amount was generally deemed to approximate fair value for variable-rate loans because of the frequent re-pricing of these instruments at market rates.

    The fair value of nonperforming loans was based principally on recent external appraisals. If appraisals were not available, estimated cash flows were discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates were judgmentally determined using available market information and specific borrower information.

INTEREST RECEIVABLE

    Because of the short-term nature of interest receivable, fair value was deemed to approximate carrying amounts.

DEPOSITS

    The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, interest-bearing checking, savings, and money market accounts, was equal to the carrying amount. Carrying amount approximates fair value for variable-rate certificates of deposit, and fixed-rate certificates of deposit with original maturities of 12 months or less, because of the frequent re-pricing of these instruments at market rates. The fair value for all other fixed-rate certificates of deposit was estimated by discounting contractual cash flows using discount rates equal to the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

    Because of the frequent re-pricing of these instruments at current market rates, fair value was deemed to approximate the carrying amounts.

LONG-TERM BORROWINGS

    Fair value was estimated by discounting contractual cash flows using discount rates equal to the current rates for long-term borrowings with similar remaining maturities.

INTEREST PAYABLE

    Because of the short-term nature of interest payable, fair value was deemed to approximate carrying amounts.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    Carrying amounts for commitments to extend credit and standby letters of credit represent the deferred income attributed to these unrecognized financial instruments. The majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short maturities. Therefore, fair value of these financial instruments were deemed to closely approximate their carrying amounts, which were immaterial.

14. REGULATORY RESTRICTIONS

RESTRICTIONS ON DIVIDENDS

    Approval of the Comptroller of the Currency is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. Amounts available for the payment of dividends during 1998 aggregated $22,383,000. The rules and regulations of the OTS require prenotification of dividend payments by the Savings Bank, and such payments may not exceed prescribed formulas without OTS approval. Also, the Savings Bank's earnings appropriated to loan loss reserves and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the then current income tax rates on the amount used.

RESTRICTIONS ON LENDING FROM AFFILIATES TO PARENT

    Section 23A of the Federal Reserve Act prohibits affiliates from transferring funds to the Parent Company in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $13,671,000 available for loans or advances to the Parent Company as of December 31, 1998, at which time there were no material loans or advances outstanding.

RESTRICTIONS ON CASH AND DUE FROM BANKS

    The Bank is required to maintain average daily reserve balances with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances, was $7,889,000 at December 31, 1998.

15. SHAREHOLDERS' EQUITY

CAPITAL REQUIREMENTS

    Bancorp, the Bank, and the Savings Bank are required by regulation to maintain specified minimum levels of capital. Under the regulatory framework pertaining to prompt corrective action, each entity is considered to be "well-capitalized" at December 31, 1998, as disclosed in the following table:

                                                                             BANCORP
                                                               -----------------------------------
                                                               COMPONENTS    ACTUAL     REQUIRED
(DOLLARS IN THOUSANDS)                                         OF CAPITAL     RATIO       RATIO
                                                               -----------  ---------  -----------
Tangible capital.............................................   $ 124,922        8.81%       3.00%
Core capital.................................................     124,922       12.55        4.00
Core and supplementary capital...............................     132,047       13.80        8.00

                                                                            THE BANK
                                                               -----------------------------------
                                                               COMPONENTS    ACTUAL     REQUIRED
                                                               OF CAPITAL     RATIO       RATIO
                                                               -----------  ---------  -----------
Tangible capital.............................................   $  99,536        8.33%       3.00%
Core capital.................................................      99,536       11.75        4.00
Core and supplementary capital...............................     109,569       12.94        8.00

                                                                        THE SAVINGS BANK
                                                               -----------------------------------
                                                               COMPONENTS    ACTUAL     REQUIRED
                                                               OF CAPITAL     RATIO       RATIO
                                                               -----------  ---------  -----------
Tangible capital.............................................   $  18,304        8.13%       1.50%
Core capital.................................................      18,304        8.13        3.00
Core and supplementary capital...............................      20,074       14.25        8.00

DIVIDEND REINVESTMENT PLAN

    Registered shareholders are eligible to participate in Bancorp's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). The DRP allows participants to purchase additional shares of Bancorp Common Stock, at a 5% discount to the market price, through the automatic reinvestment of cash dividends. Additionally, shareholders may make optional cash payments of $25 to $3,000 in a single calendar quarter to purchase additional shares at 100% of the market price. Typically, DRP shares are purchased in the open market by Bancorp's agent, but the DRP also provides for purchases directly from Bancorp at current market prices. A total of 60,775 shares are reserved for direct purchase. Bancorp absorbs all costs of administering the DRP and reserves the right to amend, modify, suspend, or terminate the DRP at its discretion.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Following is a summary of unaudited quarterly results of operations:

1998                                                             THREE MONTHS ENDED
(DOLLARS IN THOUSANDS,                              --------------------------------------------
EXCEPT PER SHARE AMOUNTS)                            DEC. 31   SEPT. 30    JUNE 30    MARCH 31
--------------------------------------------------  ---------  ---------  ---------  -----------
Interest income...................................  $  25,005  $  24,838  $  24,661   $  24,675
Interest expense..................................     12,172     11,768     11,562      11,376
Net interest income...............................     12,833     13,070     13,099      13,299
Provision for credit losses.......................      1,275        625        525         631
Income before income taxes........................      1,318      5,671      5,222       5,927
Net income........................................      1,058      4,059      3,786       4,189
Earnings per common share:
  Net income, basic...............................       0.12       0.47       0.44        0.48
  Net income, diluted.............................       0.12       0.46       0.43        0.48

1997                                                             THREE MONTHS ENDED
(DOLLARS IN THOUSANDS,                              --------------------------------------------
EXCEPT PER SHARE AMOUNTS)                            DEC. 31   SEPT. 30    JUNE 30    MARCH 31
--------------------------------------------------  ---------  ---------  ---------  -----------
Interest income...................................  $  25,072  $  24,573  $  23,668   $  23,084
Interest expense..................................     11,748     11,460     10,783      10,611
Net interest income...............................     13,324     13,113     12,885      12,473
Provision for credit losses.......................        500        850        930         630
Income before income taxes........................      4,779      5,323      4,802       4,573
Net income........................................      3,550      3,821      3,494       3,361
Earnings per common share:
  Net income, basic...............................       0.41       0.44       0.41        0.39
  Net income, diluted.............................       0.41       0.44       0.40        0.39

17. FUTURE CHANGES IN ACCOUNTING PRINCIPLES

    In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which calls for derivatives to be recognized in the consolidated balance sheet at fair value and for subsequent changes in fair value to be recognized in the consolidated statement of income. However, because non-derivative and non-financial transactions are still measured using a mix of historical and current prices, the Statement keeps special accounting for gains and losses when derivatives are used in qualifying hedges of assets, liabilities, and future transactions. The Statement unifies qualifying criteria for hedges involving all kinds of derivatives, requiring that a company document, designate, and assess the effectiveness of its hedges. For hedges that meet the Statement's criteria, the derivative's gains and losses will be allowed to offset gains and losses on, or forecasted cash flows of, the hedged item.

    Among a number of other provisions, the Statement will also allow entities to reclassify available-for-sale and held-to-maturity securities without calling into question management's intent for the remainder of its securities portfolios.

    For calendar-year companies such as Bancorp, the Statement will take effect beginning January 1, 2000. Historically, Bancorp has not made use of hedges and other financial derivatives and is unable to predict the impact, if any, that the application of Statement No. 133 will have on consolidated financial statements issued after 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS.

    Information set forth under the caption "Election of Directors" on pages 4 through 6 of Bancorp's definitive 1999 Proxy Statement furnished to shareholders in connection with its Annual Meeting on April 20, 1999 (the "1999 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with Bancorp, business experience, directorships in other public companies, service on Bancorp's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the 1999 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS.

    Following are the names and ages of all executive officers of Bancorp, the Bank and the Savings Bank as of December 31, 1998 and all persons chosen to become executive officers since that date. All executive officers are elected to serve a one-year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected as an officer.

    FAYE E. CANNON, age 49, President of Bancorp and the Bank since 1993 and Chief Executive Officer of Bancorp and the Bank since 1996.

    DAVID R. STAUFFER, age 51, Vice President of Bancorp since 1990 and Senior Executive Vice President and Chief Operating Officer of the Bank since 1999; previously Executive Vice President of the Bank since 1990.

    RICHARD W. PHOEBUS, age 60, Vice President of Bancorp since 1996, when Savings Bank was acquired by Bancorp, and President and Chief Executive Officer of the Savings Bank since 1981.

    DAVID L. SPILMAN, age 56, Treasurer of Bancorp and Senior Vice President and Chief Financial Officer of the Bank since 1997; served as Investor Relations/Financial Communications Consultant to Bancorp from 1996 to 1997; and was President and Chief Operating Officer of Trust Company of America, Washington, DC from 1995 to 1996. He is a Certified Public Accountant with over 30 years of management experience in banking with responsibility for accounting, financial and regulatory reporting, strategic planning, budgeting, asset/liability management, corporate finance, investor and media relations, and financial communications. Mr. Spilman previously held senior management positions with Baltimore Bancorp (1994), MNC Financial (1990) and Equitable Bancorporation (1982), in Baltimore.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

    Pursuant to specific instructions related hereto, this section is inapplicable to Bancorp.

(D) FAMILY RELATIONSHIPS.

    There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer.

(E) BUSINESS EXPERIENCE.

    All executive officers have been employed by Bancorp, the Bank, or the Savings Bank more than five years, except Mr. Spilman whose prior business experience and responsibilities are disclosed in Item 10 (b) above.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

    Pursuant to specific instructions related hereto, none of the events identified have occurred during the past five years as would be applicable to any director, person nominated to become a director, or executive officer of Bancorp.

(G) PROMOTERS AND CONTROL PERSONS.

    Pursuant to specific instructions related hereto, this section is inapplicable to Bancorp.

ITEM 11. EXECUTIVE COMPENSATION

    Information in the section under "Compensation Committee Report on Executive Compensation" located on pages 6 and 7, and "Directors' Fees and Deferred Compensation Plan" located on page 11 of the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in the section under "Security Ownership of Management" and the notes thereto located on page 1, and "Security Ownership of Certain Beneficial Owners" located on page 3 of the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in the section under "Certain Transactions with Directors and Officers" located on page 11 of the 1999 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Filed documents:

       (1) Financial Statements:

           See listing in Item 8.

       (2) Financial Statement Schedules:

           Schedules I and II, inclusive, are omitted because of the absence of the conditions under which they are required.

       (3) Exhibits:

         2   Agreement and Plan of Merger by and between F&M Bancorp and Monocacy
             Bancshares, Inc. Filed as Appendix A to Registration Statement on Form
             S-4 (File #333-65727) and incorporated herein by reference. Post effective Amendment #1 to Deregister 13,963 shares was filed December
             31, 1998, (File # 333-65727).
       3.1   Articles of Incorporation of F&M Bancorp with all Articles of Amendment.
             Filed as exhibit 3.1 of the company's quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.
       3.2   By-Laws of F&M Bancorp with all amendments. Filed as Exhibit 3.2 of the
             Company's quarterly report on Form 10-Q for the period ended September
             30, 1997 and incorporated herein by reference.
         4   Description of F&M Bancorp common stock and rights of security holders.
             Filed as Exhibit 4 of the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

      10.1   1983 Stock Option Plan of F&M Bancorp as amended in April, 1996. Filed as Exhibit 10.1 to Registration Statement on Form S-8 (File #002-88390)
             and incorporated herein by reference.
      10.2   Unfunded Deferred Compensation Plan for Non-Employee Directors of F&M
             Bancorp as amended and restated effective August 18, 1998. Filed as an exhibit hereto and incorporated herein by reference.
      10.3   Farmers and Mechanics National Bank Executive Supplemental Income Plan
             as amended and restated effective August 18, 1998. Filed as an Exhibit hereto and incorporated herein by reference.
      10.4   F&M Bancorp Employee Stock Purchase Plan. Filed as Prospectus to
             Registration Statement on Form S-8 (File #33-39941) and incorporated herein by reference.
      10.5   F&M Bancorp Dividend Reinvestment and Stock Purchase Plan. Filed as
             Prospectus to Registration Statement on Form S-3 (File #33-39940) and
             incorporated herein by reference.
      10.6   1995 Stock Option Plan of F&M Bancorp. Filed as Exhibit 10.1 to
             Registration Statement on Form S-8 (File #333-02433) and incorporated herein by reference.
      10.7   Employment Agreement between F&M Bancorp, Home Federal Savings Bank and
             Richard W. Phoebus, Sr. Filed on Exhibit 10.7 to the Annual Report on
             Form 10K for the year ended December 31, 1996 and incorporated herein by reference.
      10.8   Employment Agreement between F&M Bancorp, Home Federal Savings Bank and
             Steven G. Hull. Filed on Exhibit 10.8 to the Annual Report on Form 10K
             for the year ended December 31, 1996 and incorporated herein by reference.
      10.9   Employment Agreement between F&M Bancorp, Home Federal Savings Bank and
             Salvatore M. Savino. Filed on Exhibit 10.9 to the Annual Report on Form
             10K for the year ended December 31, 1996 and incorporated herein by reference.
     10.10   Employment Agreement between F&M Bancorp, Home Federal Savings Bank and
             Celia S. Ausherman. Filed on Exhibit 10.9 to the Annual Report on Form
             10K for the year ended December 31, 1996 and incorporated herein by reference.
     10.11   Form of F&M Bancorp Stock Options substituted for Home Federal
             Corporation Stock Options granted under the Home Federal Corporation
             1988 Stock Option and Stock Appreciation Rights Plan filed as Exhibit
             99.3 to Registration Statement on Form S-8 (File #333-16709) and
             incorporated herein by reference.
     10.12   F&M Bancorp stock options substituted for Monocacy Bancshares,Inc. stock options issued under the Monocacy Bancshares, Inc. 1994 Stock Incentive plan and the Monocacy Bancshares's Inc, 1997 Independent Director Stock
             Option Plan. Registration Statement on Form S-8 (File #333-68473) and
             incorporated herein by reference.
     10.13   F&M Bancorp Executive Deferred Compensation Plan adopted April 21, 1998.
             Filed as an exhibit hereto and incorporated herein by reference.
     10.14   F&M Bancorp Change in Control Employment Agreement. Filed as Exhibit
             hereto and incorporated herein by reference.
     10.15   Employment Agreement for Michael K. Walsch dated as of July 31,1998.
             Copy attached and incorporated as an Exhibit hereto.

     10.16   Supplemental Retirement Plan Agreement dated November 17, 1994 by and between Taneytown Bank & Trust Company and Michael K. Walsch.
     10.17   Taneytown Bank & Trust Company Key Employee life insurance program.
     10.18   Home Federal Corporation Deferred Compensation Plan for Non-Employee
             Directors.
        11   Statement re: computation of per share earnings.
        21   Subsidiaries of F&M Bancorp. Filed as an Exhibit hereto an incorporated herein by reference.
        27   Financial Data Schedule.

(b) Reports on Form 8-K

        1.   A report on Form 8-K, Item 5. Other Event, was filed on November 20,
             1998 to announce an anticipated date for the merger of Monocacy
             Bancshares Inc. with and into F&M Bancorp (File #000-12638)
        2.   A report on Form 8-K Item 2. Acquisition and Disposition of Assets was
             filed on December 15, 1998 to announce the completion of the Monocacy
             Bancshares, Inc. acquisition, effective November 30, 1998. (File
             #000-12638)
        3.   A Report on Form 8-K/A Item 2. Acquisition and Disposition of Assets was
             filed on December 31, 1998 to publish financial statements, pro forma financial statements and required exhibits related to the Company's acquisition of Monocacy Bancshares, Inc. effective November 30, 1998
             (File #000-12638).
        4.   A report on Form 8-K Item 5. Other event was filed on January 20, 1999 to publish 30 days of post-merger combined operations to satisfy the risk-sharing rules set forth in SEC Accounting Series Release 135. (File
             #000-12638).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                F&M BANCORP
                                (Registrant)

Dated: March 16, 1999           By:              /s/ FAYE E. CANNON
                                     -----------------------------------------
                                                   Faye E. Cannon
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Principal Executive
                                Officers:

March 16, 1999                   /s/ CHARLES W. HOFF, III
                                ---------------------------
                                   Charles W. Hoff, III
                                   CHAIRMAN OF THE BOARD

March 16, 1999                      /s/ FAYE E. CANNON
                                ---------------------------
                                      Faye E. Cannon
                                PRESIDENT & CHIEF EXECUTIVE
                                          OFFICER

                                Principal Financial &
                                Accounting Officer:

March 16, 1999                     /s/ DAVID L. SPILMAN
                                ---------------------------
                                     David L. Spilman
                                         TREASURER

                                A Majority of the Board of
                                Directors

March 16, 1999                       /s/ R. CARL BENNA
                                ---------------------------
                                       R. Carl Benna
                                         DIRECTOR

March 16, 1999                      /s/ HOWARD B. BOWEN
                                ---------------------------
                                      Howard B. Bowen
                                         DIRECTOR

March 16, 1999                       /s/ JOHN D. BRUNK
                                ---------------------------
                                       John D. Brunk
                                         DIRECTOR

March 16, 1999                     /s/ BEVERLY B. BYRON
                                ---------------------------
                                     Beverly B. Byron
                                         DIRECTOR

March 16, 1999                      /s/ FAYE E. CANNON
                                ---------------------------
                                      Faye E. Cannon
                                         DIRECTOR

March 16, 1999                     /s/ MARTHA E. CHURCH
                                ---------------------------
                                     Martha E. Church
                                         DIRECTOR

March 16, 1999                      /s/ ALBERT H. COHEN
                                ---------------------------
                                      Albert H. Cohen
                                         DIRECTOR

March 16, 1999                    /s/ MAURICE A. GLADHILL
                                ---------------------------
                                    Maurice A. Gladhill
                                         DIRECTOR

March 16, 1999                       /s/ ERIC E. GLASS
                                ---------------------------
                                       Eric E. Glass
                                         DIRECTOR

March 16, 1999                      /s/ CHARLES W. HOFF
                                ---------------------------
                                   Charles W. Hoff, III
                                         DIRECTOR

March 16, 1999                      /s/ DONALD R. HULL
                                ---------------------------
                                      Donald R. Hull
                                         DIRECTOR

March 16, 1999                      /s/ JAMES K. KLUTTZ
                                ---------------------------
                                      James K. Kluttz
                                         DIRECTOR

March 16, 1999                   /s/ CHARLES A. NICODEMUS
                                ---------------------------
                                   Charles A. Nicodemus
                                         DIRECTOR

March 16, 1999                    /s/ RICHARD W. PHOEBUS,
                                            SR.
                                ---------------------------
                                  Richard W. Phoebus, Sr.
                                         DIRECTOR

March 16, 1999                    /s/ H. DEETS WARFIELD,
                                            JR.
                                ---------------------------
                                  H. Deets Warfield, Jr.
                                         DIRECTOR

March 16, 1999                     /s/ JOHN C. WARFIELD
                                ---------------------------
                                     John C. Warfield
                                         DIRECTOR

March 16, 1999                     /s/ THOMAS R. WINKLER
                                ---------------------------
                                     Thomas R. Winkler
                                         DIRECTOR