Form 10-Q
period 1999-03-31
F&M BANCORP
filed 1999-05-17
CIK 736473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

/   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12638
                         ------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

       Common Stock of 8,753,026 shares outstanding as of April 30, 1999.

                            Exhibit index on page 30.

                                   F&M BANCORP
                                TABLE OF CONTENTS


                                                                                                                      PAGE

PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets,
         March 31, 1999 and 1998 (Unaudited) and December 31, 1998........................................................3

         Consolidated Statements of Income and Comprehensive Income (Unaudited),
         Three Months Ended March 31, 1999 and 1998.......................................................................5

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited),
         Three Months Ended March 31, 1999 and Twelve Months Ended December 31, 1998......................................7

         Consolidated Statements of Cash Flows (Unaudited),
         Three Months Ended March 31, 1999 and 1998.......................................................................8

         Notes to Consolidated Financial Statements (Unaudited)..........................................................10

         Management's Discussion and Analysis of Financial Condition and Results of Operations...........................18

         Quantitative and Qualitative Disclosures About Market Risk......................................................27

PART II     OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders......................................................29

         Item 6.  Exhibits and Reports on Form 8-K.......................................................................30

         Signatures......................................................................................................32


                           CONSOLIDATED BALANCE SHEETS
                          F&M BANCORP AND SUBSIDIARIES


                                                              March 31,                  March 31,               December 31,
                                                                1999                       1998                      1998
(Dollars in thousands, except per share amounts)             (Unaudited)                (Unaudited)
                                                            ------------              -------------             -------------
ASSETS
Cash and due from banks                                     $    43,104               $    39,727               $    47,330
Federal fund sold                                                22,713                    29,888                    11,652
Interest-bearing deposits with banks                             20,815                     6,624                    16,737
                                                            ------------              -------------             -------------
Total cash and cash equivalents                                  86,632                    76,239                    75,719
                                                            ------------              -------------             -------------
Loans held for sale                                               1,111                     6,345                     4,810
                                                            ------------              -------------             -------------
Investment securities:
   Available-for-sale, at fair value                            313,332                   247,741                   322,651
   Held-to-maturity, fair value $104,588,
     $93,825 and $100,478, respectively                         102,713                    92,007                    98,231
                                                            ------------              -------------             -------------
Total investment securities                                     416,045                   339,748                   420,882
                                                            ------------              -------------             -------------
Loans, net of unearned income                                   886,714                   876,115                   891,741
Less:  Allowance for credit losses                              (12,888)                  (12,354)                  (12,817)
                                                            ------------              -------------             -------------
Net loans                                                       873,826                   863,761                   878,924
                                                            ------------              -------------             -------------
Bank premises and equipment, net                                 30,771                    32,641                    31,184
Other real estate owned                                           1,306                     5,453                     1,705
Interest receivable                                              10,489                     8,533                     9,478
Intangible assets                                                 6,669                     7,310                     6,875
Other assets                                                     24,162                    16,490                    20,105
                                                            ------------              -------------             -------------
Total assets                                                 $1,451,011                $1,356,520                $1,449,682
                                                            ------------              -------------             -------------
                                                            ------------              -------------             -------------


                           CONSOLIDATED BALANCE SHEETS
                      F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                              March 31,                  March 31,               December 31,
                                                                1999                       1998                      1998
(Dollars in thousands, except per share amounts)             (Unaudited)                (Unaudited)
                                                            ------------              -------------             -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
   Noninterest-bearing                                       $  145,515                $  142,869                $  152,076
   Interest-bearing                                             995,992                   929,609                   986,118
                                                            ------------              -------------             -------------
Total deposits                                                1,141,507                 1,072,478                 1,138,194
Short-term borrowings:
   Federal funds purchased and securities sold
     under agreements to repurchase                              58,568                    44,705                    57,626
   Other short-term borrowings                                    1,667                    19,547                    14,776
Long-term borrowings                                             99,182                    79,096                    94,246
Accrued interest and other liabilities                           17,833                    12,394                    14,016
                                                            ------------              -------------             -------------
Total liabilities                                             1,318,757                 1,228,220                 1,318,858
                                                            ------------              -------------             -------------
SHAREHOLDERS' EQUITY
Common stock, par value $5 per share;
   authorized 50,000,000 shares;
   issued and outstanding 8,741,278
   shares, 8,646,182 shares, and
   8,680,908 shares, respectively                                43,706                    42,048                    43,405
Surplus                                                          62,869                    49,815                    61,980
Retained earnings                                                26,770                    36,610                    25,220
Accumulated other comprehensive (loss) income                    (1,091)                     (173)                      219
                                                            ------------              -------------             -------------
Total shareholders' equity                                      132,254                   128,300                   130,824
                                                            ------------              -------------             -------------
Total liabilities and shareholders' equity                   $1,451,011                $1,356,520                $1,449,682
                                                            ------------              -------------             -------------
                                                            ------------              -------------             -------------


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                                               Quarter ended
                                                                                  March 31,
(Dollars in thousands, except per share amounts)                            1999            1998
                                                                          --------        --------
INTEREST INCOME
   Interest and fees on loans                                             $18,649          19,481
   Interest and dividends on investment securities:
     Taxable                                                                4,339           3,984
     Tax-exempt                                                             1,465             835
   Interest on deposits with banks                                            288             119
   Interest on federal funds sold                                              48             256
                                                                          --------        --------
Total interest income                                                      24,789          24,675
                                                                          --------        --------
INTEREST EXPENSE
   Interest on deposits                                                     9,726           9,380
   Interest on federal funds purchased and
     securities sold under agreements to repurchase                           545             549
   Interest on Federal Home Loan Bank borrowings                            1,364           1,413
   Interest on other short-term borrowings                                     18              34
                                                                          --------        --------
   Total interest expense                                                  11,653          11,376
                                                                          --------        --------
   Net interest income                                                     13,136          13,299
   Provision for credit losses                                                525             631
                                                                          --------        --------
   Net interest income after provision
     for credit losses                                                     12,611          12,668
                                                                          --------        --------
NONINTEREST INCOME
   Trust income                                                               763             691
   Service charges on deposit accounts                                      1,415           1,485
   Insurance income                                                           607             676
   Gains on sales of securities                                                --             752
   Gains on sales of loans                                                    122             455
   Other operating income                                                   1,458           1,066
                                                                          --------        --------
   Total noninterest income                                                 4,365           5,125
                                                                          --------        --------


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                                               Quarter ended
                                                                                  March 31,
(Dollars in thousands, except per share amounts)                             1999            1998
                                                                          --------        --------
NONINTEREST EXPENSE
   Salaries                                                                 4,987            5,495
   Pension and other employee benefits                                      1,002            1,120
   Occupancy and equipment expense                                          1,833            1,983
   Other operating expense                                                  3,227            3,268
                                                                          --------        --------
   Total noninterest expense                                               11,049           11,866
                                                                          --------        --------
   Income before provision for income taxes                                 5,927            5,927
   Provision for income taxes                                               1,747            1,738
                                                                          --------        --------
Net Income                                                                $ 4,180          $ 4,189
                                                                          --------        --------
                                                                          --------        --------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Unrealized losses on securities                                       $ (1,310)        $ (1,022)
   Reclassification adjustment for gains included
     in net income                                                             --              496
                                                                          --------        --------
Other comprehensive income (loss)                                          (1,310)            (526)
                                                                          --------        --------
Comprehensive income                                                       $2,870           $3,663
                                                                          --------        --------
                                                                          --------        --------
EARNINGS PER COMMON SHARE-BASIC
   Based on weighted average shares outstanding
     of 8,714,829 for 1999, 8,639,374 for 1998                               $.48             $.48
                                                                          --------        --------
                                                                          --------        --------
EARNINGS PER COMMON SHARE-DILUTED
   Based on weighted average shares outstanding
     of 8,776,901 for 1999, 8,745,994 for 1998                               $.48             $.48
                                                                          --------        --------
                                                                          --------        --------
Dividends per Share                                                          $.27             $.24
                                                                          --------        --------
                                                                          --------        --------


     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                                                                      Accumulated
                                                                                                         Other
                                                   Common                            Retained         Comprehensive
(Dollars in thousands except per share amounts)     Stock           Surplus          Earnings         Income (Loss)       Total
                                                   --------         --------         ---------        -------------     ---------
BALANCE AT DECEMBER 31, 1997                       $41,622          $49,640           $34,020           $  353          $125,635
Net income                                              --               --            13,092               --            13,092
Dividend reinvestment plan                              --               --              (121)              --              (121)
Cash dividends paid ($1.06 per share)                   --               --            (9,190)              --            (9,190)
Stock consideration for options exercised
     (3,217 shares)                                    (16)             (19)              (90)              --              (125)
Stock options exercised                                285            1,382                --               --             1,667
Stock dividend (302,819 shares)                      1,514           10,977           (12,491)              --                --
Other comprehensive income                              --               --                --             (134)             (134)
                                                   --------         --------         ---------        -------------     ---------
BALANCE AT DECEMBER 31, 1998                       $43,405          $61,980           $25,220             $219          $130,824
Net income                                              --               --             4,180               --             4,180
Dividend reinvestment plan                              --               --               (10)              --               (10)
Cash dividends paid ($.27 per share)                    --               --            (2,360)              --            (2,360)
Stock consideration for options exercised
     (11,554 shares)                                   (58)             (50)             (260)              --              (368)
Stock options exercised (71,924 shares)                359              939                --               --             1,298
Other comprehensive income                              --               --                --           (1,310)           (1,310)
                                                   --------         --------         ---------        -------------     ---------
BALANCE AT MARCH 31, 1999                          $43,706          $62,869           $26,770          $(1,091)         $132,254
                                                   --------         --------         ---------        -------------     ---------
                                                   --------         --------         ---------        -------------     ---------


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                                                               Three Months Ended
                                                                                                    March 31,
(Dollars in thousands)                                                                      1999                  1998
                                                                                         ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $  4,180               $ 4,189
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Provision for credit losses                                                              525                   631
     Provision for other real estate owned                                                     --                     1
     Depreciation and amortization                                                            775                   954
     Amortization of intangibles                                                              267                   265
     Net premium amortization on investment securities                                        253                    81
     (Increase) decrease in interest receivable                                            (1,011)                1,012
     Increase in interest payable                                                           1,170                   402
     Deferred income tax benefit                                                               --                   (80)
     Amortization of net loan origination costs                                               200                   561
     Gains on sales of property                                                                (3)                   --
     Gain on sales/calls of securities                                                         --                  (710)
     (Increase) decrease in loans held for sale                                             3,699                  (814)
     Increase in other assets                                                              (3,173)               (1,097)
     Increase in other liabilities                                                          2,647                    21
     Other                                                                                     --                   (33)
                                                                                         ---------              --------
   Net cash provided by operating activities                                                9,529                 5,383
                                                                                         ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities to be held-to-maturity                               (7,582)               (4,434)
   Purchases of investment securities available-for-sale                                  (16,492)             (120,930)
   Proceeds from calls of securities held-to-maturity                                          --                 7,310
   Proceeds from sales/calls of securities available-for-sale                               1,109                75,561
   Proceeds from maturing securities available-for-sale                                    22,357                34,257
   Proceeds from maturing securities held-to-maturity                                       3,001                    --
   Net decrease in loans                                                                    4,373                 5,150
   Purchases of premises and equipment                                                       (362)                 (207)
   Proceeds from sales of property                                                            399                    --
   Other investing activities                                                                 (61)               (4,255)
                                                                                         ---------              --------
   Net cash provided by (used in) investing activities                                      6,742                (7,548)
                                                                                         ---------              --------
                                                                                         ---------              --------


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                                                                  Three Months Ended
                                                                                                        March 31,
(Dollars in thousands)                                                                          1999                  1998
                                                                                             ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest-bearing deposits, interest-bearing
     checking, savings and money market accounts                                                4,498                18,351
   Net increase (decrease) in certificates of deposit                                          (1,185)                3,377
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                                               942                  (346)
   Net increase in long-term borrowings                                                         4,936                22,071
   Net decrease in other short-term borrowings                                                (13,109)              (24,518)
   Cash dividends paid                                                                         (2,360)               (1,728)
   Dividend reinvestment plan                                                                     (10)                   (9)
   Proceeds from issuance of common stock                                                         930                   576
                                                                                             ---------              --------
   Net cash provided (used) by financing activities                                            (5,358)               17,774
                                                                                             ---------              --------
   Net increase in cash and cash equivalents                                                   10,913                15,609
   Cash and cash equivalents at beginning of period                                            75,719                60,630
                                                                                             ---------              --------
   Cash and cash equivalents at end of period                                                 $86,632               $76,239
                                                                                             ---------              --------
                                                                                             ---------              --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for interest                                                                 $10,483               $11,059
   Cash payments for income tax                                                                     1                     3

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment for securities available for sale,
     net of  income taxes                                                                      (1,310)                 (526)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp and subsidiaries' ("Bancorp's") significant accounting policies is set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.

NOTE 2. PENDING ACQUISITIONS

On April 1, 1999, Bancorp announced that it had signed a letter of intent to acquire Potomac Basin Group Associates, Inc., a Beltsville, MD-based, full-line independent insurance agency specializing in corporate employee benefit plans. The proposed transaction is intended to be consummated as a statutory merger resulting in a tax-free exchange of stock. Details of the transaction, which is subject to approval by the boards of directors of both companies and by the shareholders of Potomac Basin, will be set forth in a definitive agreement expected to be executed within 60 days. If approved, the transaction is anticipated to close in the second quarter of 1999.

Bancorp, through its subsidiary, Farmers & Mechanics National Bank (the "Bank"), announced on April 23, 1999 that it has agreed to purchase certain assets and liabilities associated with the Fairfield, PA. office of Farmers Bank, a First Maryland Bancorp bank. Under the terms of the agreement, which is contingent upon regulatory approval, the Bank will assume responsibility for services related to checking, savings and certificates of deposit products totaling over $13.5 million and will purchase the branch office and real estate located at 20 East Main Street, Fairfield, PA.

NOTE 3. ACQUISITIONS

On May 31, 1998, Bancorp acquired Keller-Stonebraker Insurance, Inc. ("K-S"), Hagerstown, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. K-S operates as an independent, wholly owned subsidiary of the Bank and provides a full line of consumer and commercial business insurance products through offices in Hagerstown, Cumberland, MD and Keyser, WV. Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas. Commercial business products include property and casualty packages, workers' compensation, bonds, professional liability, umbrella, and 401(k) and other benefit plans.

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

Both acquisitions are accounted for as poolings-of-interests.


NOTE 4. INVESTMENT SECURITIES

Investment securities are summarized as follows:


                                                                                        March 31, 1999
                                                              --------------------------------------------------------------
                                                                                    Gross            Gross         Estimated
                                                               Amortized         Unrealized       Unrealized         Fair
(In thousands)                                                   Cost               Gains           Losses           Value
                                                              ----------         ----------       -----------     ----------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                $ 120,490          $   210            $  755        $ 119,945
   Obligations of states and political subdivisions              38,634              736               368           39,002
   Other debt securities                                         11,047               15                79           10,983
   Mortgage-backed securities                                   126,474              119             1,442          125,151
                                                              ----------         ----------       -----------     ----------
Total debt securities                                           296,645            1,080             2,644          295,081
Equity securities                                                18,518               --               267           18,251
                                                              ----------         ----------       -----------     ----------
Total available-for-sale                                        315,163            1,080             2,911          313,332
                                                              ----------         ----------       -----------     ----------
Held-to-maturity:
   Obligations of states and political subdivisions              89,847            1,872               223           91,496
   Mortgage-backed securities                                    12,866              226                --           13,092
                                                              ----------         ----------       -----------     ----------
Total held-to-maturity                                          102,713            2,098               223          104,588
                                                              ----------         ----------       -----------     ----------
Total investment securities                                    $417,876           $3,178            $3,134         $417,920
                                                              ----------         ----------       -----------     ----------
                                                              ----------         ----------       -----------     ----------



                                                                                          March 31, 1998
                                                              --------------------------------------------------------------
                                                                                    Gross            Gross         Estimated
                                                               Amortized         Unrealized       Unrealized         Fair
(In thousands)                                                   Cost               Gains           Losses           Value
                                                              ----------         ----------       -----------     ----------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                 $117,635          $   357             $ 152       $  117,840
   Obligations of states and political subdivisions              18,692              144                --           18,836
   Other debt securities                                         16,984               --                26           16,958
   Mortgage-backed securities                                    75,912              227               451           75,688
                                                              ----------         ----------       -----------     ----------
Total debt securities                                           229,223              728               629          229,322
Equity securities                                                18,696               --               277           18,419
                                                              ----------         ----------       -----------     ----------
Total available-for-sale                                        247,919              728               906          247,741
                                                              ----------         ----------       -----------     ----------
Held-to-maturity:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                      980               17                --              997
   Obligations of states and political subdivisions              70,911            1,656                18           72,549
   Mortgage-backed securities                                    20,116              163                --           20,279
                                                              ----------         ----------       -----------     ----------
Total held-to-maturity                                           92,007            1,836                18           93,825
                                                              ----------         ----------       -----------     ----------
Total investment securities                                    $339,926         $  2,564              $924         $341,566
                                                              ----------         ----------       -----------     ----------
                                                              ----------         ----------       -----------     ----------



                                                                                         December 31, 1998
                                                              --------------------------------------------------------------
                                                                                    Gross            Gross         Estimated
                                                               Amortized         Unrealized       Unrealized         Fair
(In thousands)                                                   Cost               Gains           Losses           Value
                                                              ----------         ----------       -----------     ----------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                $ 118,271           $  618           $   110        $ 118,779
   Obligations of states and political subdivisions              41,590              554               233           41,911
   Other debt securities                                          2,328                9                --            2,337
   Mortgage-backed securities                                   140,374              275               485          140,164
                                                              ----------         ----------       -----------     ----------
Total-debt securities                                           302,563            1,456               828          303,191
Equity securities                                                19,727               --               267           19,460
                                                              ----------         ----------       -----------     ----------
Total available-for-sale                                        322,290            1,456             1,095          322,651
                                                              ----------         ----------       -----------     ----------
Held-to-maturity:
   Obligations of states and political subdivisions              83,757            2,166               140           85,783
   Mortgage-backed securities                                    14,474              221                --           14,695
                                                              ----------         ----------       -----------     ----------
Total held-to-maturity                                           98,231            2,387               140          100,478
                                                              ----------         ----------       -----------     ----------
Total investment securities                                    $420,521           $3,843          $  1,235         $423,129
                                                              ----------         ----------       -----------     ----------
                                                              ----------         ----------       -----------     ----------


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

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that Bancorp intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold as part of its asset/liability management strategy, or in response to significant movements in interest rates, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value, with any unrealized gains and losses reported as a separate component of shareholders' equity, net of the related deferred tax effect.

Regardless of the classification, dividend and interest income, including amortization of premiums and accretion of discounts arising at acquisition, are included in interest income in the consolidated statements of income and comprehensive income. Realized gains and losses, if any, determined based on the adjusted cost of the specific securities sold, are reported as a separate line item in noninterest income in the consolidated statements of income and comprehensive income.

The amortized cost and estimated fair values of investments at March 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Amortized                   Fair
(in thousands)                                          Cost                      Value
                                                      ---------                 ---------
Available-for-sale:
   Within 1 year                                       $15,782                   $15,828
   After 1 but within 5 years                           57,000                    56,934
   After 5 years but within 10 years                    78,448                    78,451
   After 10 years                                       18,941                    18,717
   Mortgage-backed securities                          126,474                   125,151
   Equity securities                                    18,518                    18,251
                                                      ---------                 ---------
   Total available-for-sale                            315,163                   313,332
                                                      ---------                 ---------
Held-to-maturity:
   Within 1 year                                         7,018                     7,069
   After 1 but within 5 years                           29,852                    30,752
   After 5 years but within 10 years                    26,555                    27,343
   After 10 years                                       26,422                    26,332
   Mortgage-backed securities                           12,866                    13,092
                                                      ---------                 ---------
   Total held-to-maturity                              102,713                   104,588
                                                      ---------                 ---------
Total investment securities                           $417,876                  $417,920
                                                      ---------                 ---------
                                                      ---------                 ---------


The amortized cost of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $150.6 million at March 31, 1999.

NOTE 5. LOANS

Loans, net of unearned income, consist of the following:


                                                          March 31,             December 31,
                                                  -------------------------     ------------
(In thousands)                                      1999            1998           1998
                                                  ----------      ---------     ------------
Real Estate Loans
   Construction and land development                $56,641       $ 68,580       $ 61,328
   Secured by farmland                                5,837          8,398          8,452
   Residential mortgage                             263,933        254,566        265,394
   Other mortgage                                   203,297        173,955        198,131
Agricultural                                            766            622            560
Commercial and industrial loans                      94,606         97,639         92,091
Consumer                                            252,110        269,156        257,968
Other loans                                           9,524          3,199          7,817
                                                  ----------      ---------     ------------
Totals                                             $886,714       $876,115       $891,741
                                                  ----------      ---------     ------------
                                                  ----------      ---------     ------------


Loans to states and political subdivisions and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.

NOTE 6. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:


                                                      March 31,               December 31,
                                            ----------------------------      ------------
(In thousands)                                 1999              1998             1998
                                            ----------         ---------      ------------
Bank premises and land                        $29,256           $29,245          $28,978
Furniture and equipment                        23,514            23,546           24,224
Leasehold improvements                          3,004             2,923            2,908
                                            ----------         ---------      ------------
                                               55,774            55,714           56,110
Less accumulated depreciation
   and amortization                           (25,003)          (23,073)         (24,926)
                                            ----------         ---------      ------------
Net premises and equipment                    $30,771           $32,641          $31,184
                                            ----------         ---------      ------------
                                            ----------         ---------      ------------


NOTE 7.  COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to benefits of $824 thousand and $331 thousand for the first quarter of 1999 and 1998, respectively.

NOTE 8.  EARNINGS PER SHARE

Earnings per share ("EPS") data is computed and presented in accordance with FASB Statement No. 128, "Earnings Per Share." As prescribed by the Statement, the presentation of primary EPS has been replaced with the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders ("numerator") by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits ("denominator"). Diluted EPS reflects the potential dilution that could occur if outstanding stock options or other contracts to issue common stock if any, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus the dilutive effect of outstanding stock options.


                                                              For the Three Months Ended  March 31,
(Dollars in thousands except per share amounts)                       1999              1998
                                                                  ----------        ----------
Net income                                                           $4,180            $4,189
                                                                  ----------        ----------
                                                                  ----------        ----------
Basic EPS
   Shares                                                         8,714,829         8,639,374
   EPS                                                                $0.48             $0.48

Dilutive Shares
   Stock options                                                     62,072           106,620
   EPS                                                                   --                --

Diluted EPS
   Shares including options                                       8,776,901         8,745,994
   EPS                                                                $0.48             $0.48


NOTE 9.  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which calls for derivatives to be recognized in the consolidated balance sheet at fair value and for subsequent changes in fair value to be recognized in the consolidated statement of income and comprehensive income. However, because non-derivative and non-financial transactions are still measured using a mix of historical and current prices, the Statement retains special accounting for gains and losses when derivatives are used in qualifying hedges of assets, liabilities, and future transactions. The Statement unifies qualifying criteria for hedges involving all types of derivatives, requiring that a company document, designate, and assess the effectiveness of its hedges. For hedges that meet the Statement's criteria, the derivative's gains and losses will be allowed to offset gains and losses on, or forecasted cash flows of, the hedged item.

Among a number of other provisions, the Statement will also allow entities to reclassify available-for-sale and held-to-maturity securities without calling into question management's intent for the remainder of its securities portfolios.

For calendar-year companies such as Bancorp, the Statement will take effect beginning January 1, 2000. Historically, Bancorp has not made use of hedges and other financial derivatives and is unable to predict the impact, if any, that the application of Statement No. 133 will have upon consolidated financial statements issued after 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

F&M Bancorp's net income for the first quarter of 1999 was $4.180 million, or $0.48 basic earnings per share, an increase of 13% compared with earnings before special items of $3.711 million, or $0.42 basic earnings per share, for the first quarter of 1998. Per share amounts reported previously have been restated to give effect to a 5% stock dividend declared in June 1998 and the acquisitions of Keller-Stonebraker, Inc., completed in May 1998, and Monocacy Bancshares, Inc., completed in November 1998, both accounted for as a pooling-of-interests. Including special items, net income of $4.180 million for the first quarter of 1999 decreased slightly from $4.189 million, or $0.48 basic earnings per share for the first quarter of 1998. Special items, consisting entirely of net gains on sales of securities, increased prior period earnings by $478 thousand after tax, or $0.06 per share. First quarter 1999 earnings were favorably impacted by a decrease in noninterest expense of $817 thousand, or 7%, compared to the first quarter of 1998. This reduction largely reflects the benefits of synergies from recent acquisitions. Also impacting first quarter 1999 earnings was a reduction in the provision for credit losses of $106 thousand or 17% compared to first quarter of 1998.

Returns on average assets and average equity were 1.18% and 12.80%, respectively, for the first quarter of 1999 compared with 1.13% and 11.91%, respectively, before special items and 1.27% and 13.44% after special items for the first quarter of 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 75% of gross revenue through the first three months of 1999. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the first quarter are presented on a year-to-year comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased slightly by $57 thousand, compared with the first quarter of last year. Average earning assets increased $95.5 million, or 8%, for the first quarter of 1999 compared with the first quarter of 1998. Loan demand was slow, resulting in only a slight increase in the average loan portfolio balance of $7.2 million, or .8%. The average balance in the investment portfolio increased $87.0 million as Bancorp positioned itself to meet forecasted loan demand. The yield on earning assets across all sectors decreased forty-nine basis points to 7.75% compared with the first quarter of last year.

Average interest-bearing deposits increased $65.3 million or 7%. Growth occurred in nearly all deposit products assisted by the introduction of new deposit products and pricing methods throughout the last twelve months. Additional funding was provided principally by Federal Home Loan Bank advances, which increased $38.4 million or 70% compared with the first quarter of 1998.

Table 1. Consolidated Average Balances, Interest and Average Rates (Taxable Equivalent Basis)


                                                                                         March 31,
                                                      -----------------------------------------------------------------------------
                                                                        1999                                     1998
                                                      ------------------------------------     ------------------------------------
                                                       YTD Average                Average       YTD Average                 Average
(Dollars in thousands)                                   Balance      Interest     Rate           Balance      Interest      Rate
                                                      ------------  -----------  ---------     ------------   ----------   --------
ASSETS
INTEREST-EARNING ASSETS:
Short-term funds                                      $   29,246    $    336       4.60%        $   27,920    $    376       5.39%
                                                      ------------  -----------  ---------     ------------   ----------   --------
 Investment securities: (1)
     Tax-exempt (2)                                      127,709       2,230       6.98             91,460       1,611       7.05
     Taxable                                             288,749       4,332       6.00            237,988       3,756       6.31
                                                      ------------  -----------  ---------     ------------   ----------   --------
Total investment securities                              416,458       6,562       6.30            329,448       5,367       6.52
                                                      ------------  -----------  ---------     ------------   ----------   --------
Loans, net, including loans held for sale                893,455      18,699       8.49            886,262      19,520       8.93
                                                      ------------  -----------  ---------     ------------   ----------   --------
Total interest-earning assets and average yield        1,339,159      25,597       7.75          1,243,630      25,263       8.24
                                                      ------------  -----------  ---------     ------------   ----------   --------
TOTAL NONINTEREST-EARNING ASSETS                          95,919                                    93,216
                                                      ------------                             ------------
Total assets                                          $1,435,078                                $1,336,846
                                                      ------------                             ------------
                                                      ------------                             ------------
LIABILITIES
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Savings                                          $  151,308    $    874       2.34%          $157,585     $   981       2.52%
     Checking                                            148,794         861       2.35            137,630         878       2.59
     Money market accounts                               163,738       1,156       2.86            136,641         898       2.67
     Certificates of deposit                             522,644       6,835       5.30            489,295       6,623       5.49
                                                      ------------  -----------  ---------     ------------   ----------   --------
Total interest-bearing deposits                          986,484       9,726       4.00            921,151       9,380       4.13
                                                      ------------  -----------  ---------     ------------   ----------   --------
Short-term borrowings:
   Federal funds purchased and securities
     sold under agreements to repurchase                  52,659         545       4.20             43,819         549       5.08
   Other short-term borrowings                            13,606         184       5.48             47,370         666       5.70
                                                      ------------  -----------  ---------     ------------   ----------   --------
   Total short-term borrowings                            66,265         729       4.46             91,189       1,215       5.40
                                                      ------------  -----------  ---------     ------------   ----------   --------
   Long-term borrowings                                   93,458       1,198       5.20             55,040         781       5.75
                                                      ------------  -----------  ---------     ------------   ----------   --------
   Total borrowed funds                                  159,723       1,927       4.89            146,229       1,996       5.54
                                                      ------------  -----------  ---------     ------------   ----------   --------
Total interest-bearing liabilities                     1,146,207      11,653       4.12          1,067,380      11,376       4.32
                                                      ------------  -----------  ---------     ------------   ----------   --------
NONINTEREST-BEARING LIABILITIES
   Demand deposits                                       141,431                                   130,960
   Other liabilities                                      15,018                                    12,125
   Shareholders' equity                                  132,422                                   126,381
                                                      ------------                             ------------
Total liabilities and equity                          $1,435,078                                $1,336,846
                                                      ------------                             ------------
                                                      ------------                             ------------
Net interest income                                                  $13,944                                   $13,887
                                                                    -----------                               ----------
                                                                    -----------                               ----------
Net interest spread                                                                3.63%                                     3.92%
                                                                                ---------                                  --------
                                                                                ---------                                  ---------
Net interest margin                                                                4.22%                                     4.53%
                                                                                ---------                                  --------
                                                                                ---------                                  --------


(1) Average Balances and the related average rate are based on amortized costs.

(2) Based on an effective federal tax rate of 35% for 1999 and 1998.

Challenged by the decline in market interest rates between the comparable periods, and low growth in loans, the net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, decreased 31 basis points to 4.22% compared with the first quarter of last year.

PROVISION FOR CREDIT LOSSES.

Bancorp decreased the provision for credit losses by 17% to $525 thousand for the first quarter of 1999 compared with $631 thousand for the first quarter of 1998. The decrease is largely attributable to an improvement in credit quality.

NONINTEREST INCOME.

Noninterest income decreased $760 thousand, or 15%, for the first quarter of 1999 compared with the first quarter of 1998. Excluding gains from sales of securities realized in 1998, which are considered a special item, noninterest income decreased $22 thousand. Increases in trust income of $72 thousand or 10% over first quarter 1998 were effectively offset by decreases in service charges on deposit accounts of $70 thousand or 5% below the first quarter of 1998. Gains on sales of loans decreased $333 thousand for the first quarter of 1999 compared with the same quarter last year due to the more favorable rate environment and high refinance activity that occurred the first quarter of 1998.

NONINTEREST EXPENSE.

Noninterest expense decreased $817 thousand, or 7%, for the first quarter of 1999 compared with the first quarter of last year. Salaries and benefits decreased $626 thousand, or 9%, largely due to synergies being realized through recent acquisitions. Occupancy and equipment expense decreased $150 thousand, or 8%. Other operating expense decreased $41 thousand, or 1%. Bancorp's efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) declined from 63.6% for the period ended March 31, 1998, to 59.2% for the period ended March 31, 1999, largely evidencing improved control of operating expenses.

INCOME TAXES.

The provision for income taxes increased to $1.747 million for the first quarter of 1999, from $1.738 million for the first quarter of 1998. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rate for the first quarter of 1999 and 1998 was 29%. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past-due loans. Through asset resolutions and sales, total nonperforming assets at March 31, 1999 declined $8.0 million compared with year earlier levels and declined $1.8 million since year-end 1998. Loans past due 90 days or more as to interest or principal increased $2.0 million compared with prior year levels and increased $1.4 million since year-end.

Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio

POTENTIAL PROBLEM LOANS

At March 31, 1999, Bancorp had $24.0 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. This amount includes $5.1 million in loans to borrowers who may not be able to meet the contractual terms of their obligations because of uncertainties pertaining to their state of readiness for Year 2000 issues as disclosed under the caption, Year 2000 Computer Readiness, which follows.

These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 1998, potential problem loans totaled $23.1 million.

TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS


                                                                                             March 31,                 December 31,
                                                                                     --------------------------        ------------
(Dollars in thousands)                                                                  1999             1998              1998
                                                                                     ---------        ---------        ------------
Nonperforming assets:
   Nonaccrual loans(1)                                                               $  3,795         $  6,648           $ 4,196
   Other real estate owned net of  valuation allowance(2)                                 355            5,453             1,705
                                                                                     ---------        ---------         -----------
Total nonperforming assets                                                           $  4,150          $12,101           $ 5,901
                                                                                     ---------        ---------         -----------
Loans past due 90 or more days as to interest or principal(3)                        $  3,345         $  1,308           $ 1,991
                                                                                     ---------        ---------         -----------
Nonperforming loans to total loans                                                      0.43%             0.76%             0.47%
Nonperforming assets to total loans and other real estate owned                         0.47%             1.37%             0.66%
Nonperforming assets to total assets                                                    0.29%             0.83%             0.41%
Allowance for credit losses times nonperforming loans                                   3.40x             1.86x             3.05x
Allowance for credit losses times nonperforming assets                                  3.11x             1.02x             2.17x


      (1) Loans are placed on nonaccrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal, or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. No interest is taken into income on nonaccrual loans unless received in cash, or until such time the borrower demonstrates sustained performance over a period of time in accordance with contractual terms.

      (2) Other real estate owned includes: banking premises no longer used for business purposes and real estate acquired by foreclosure (in partial or complete satisfaction of debt), or otherwise surrendered by the borrower to Bancorp's possession. Other real estate owned is recorded at the lower of cost or fair value on the date of acquisition or transfer from loans. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequent to transfer, these assets are adjusted through a valuation allowance to the lower of the net carrying value or the fair value (net of estimated selling expenses) based on periodic appraisals.

      (3) Nonaccrual loans are not included.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level, which in management's judgement, is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance is performed considering factors such as historical relationships among loans outstanding, loss experience, delinquency levels, individual loan reviews, and evaluation of the present and future local and national economic environment. While management believes the allowance for credit losses is adequate at March 31, 1999, the estimate of losses and related allowance are subject to change due to economic and other uncertainties inherent in the estimation process.

As reflected in Table 4, the allowance for credit losses as a percentage of loans increased to 1.45% as of March 31, 1999 from 1.41% at March 31, 1998. Total loans charged-off during the first quarter 1999 decreased by $50,000 principally attributed to improved credit quality.

Bancorp had loans amounting to approximately $2.2 million and $4.5 million at March 31, 1999 and March 31, 1998, respectively, that were specifically classified as impaired and included in nonaccrual loans in Table 3. The average balance of impaired loans for the three months ended March 31, 1999 and 1998 amounted to $2.3 million and $4.2 million, respectively. Cash receipts for these same periods were $303 thousand and $181 thousand, respectively. Of these receipts, $37 thousand was recognized as interest income during the three months ended March 31, 1999. All other cash receipts were applied to reduce the principal balance of the impaired loans. The specific allowance for credit losses related to these impaired loans was $122 thousand and $778 thousand, at March 31, 1999 and March 31, 1998, respectively.

TABLE 4. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES


                                                                                               Period ended
                                                                                ----------------------------------------------
                                                                                         March 31,               December 31,
(Dollars in thousands)                                                            1999             1998              1998
                                                                                --------          --------       ------------
Average loans outstanding less average unearned income (1)                      $892,056          $880,880         $875,196
                                                                                --------          --------       ------------
                                                                                --------          --------       ------------
Allowance for credit losses at beginning of year                                 $12,817          $ 12,069         $ 12,069
                                                                                --------          --------       ------------
Charge-offs:
   Real estate                                                                        91               108            1,053
   Commercial and industrial                                                           2                --              273
   Consumer                                                                          923               958            4,010
                                                                                --------          --------       ------------
Total loans charged-off                                                            1,016             1,066            5,336
                                                                                --------          --------       ------------
Recoveries:
   Real estate                                                                         2                84              430
   Commercial and industrial                                                           2                --              104
   Consumer                                                                          558               636            2,494
                                                                                --------          --------       ------------
Total recoveries                                                                     562               720            3,028
                                                                                --------          --------       ------------
Net charge-offs                                                                      454               346            2,308
                                                                                --------          --------       ------------
Provisions for credit losses                                                         525               631            3,056
                                                                                --------          --------       ------------
Allowance for credit losses at end of period                                     $12,888         $  12,354        $  12,817
                                                                                --------          --------       ------------
                                                                                --------          --------       ------------
Net charge-offs to average loans outstanding, annualized                            0.20%             0.16%            0.26%
                                                                                --------          --------       ------------
                                                                                --------          --------       ------------
Allowance for credit losses to period-end loans                                     1.45%             1.41%            1.44%
                                                                                --------          --------       ------------
                                                                                --------          --------       ------------


(1) Exclusive of loans held for sale.

Table 5 presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

TABLE 5. ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES


                                                                    March 31,                                 December 31,
                                                -------------------------------------------------         -------------------
                                                       1999                        1998                         1998
                                                --------------------          -------------------         -------------------
                                                            % Gross                      % Gross                     % Gross
(Dollars in thousands)                           Amount     Loans(1)          Amount     Loans(1)         Amount     Loans(1)
                                                --------  ----------          -------    --------         -------    --------
Real estate
   Construction and land development             $1,541        6.4%           $2,385        7.8%          $1,767        6.9%
   Residential mortgage                             523       29.8               672       29.1              920       29.8
   Other mortgage                                 3,103       22.9             2,912       19.9            3,419       22.2
Commercial and industrial                         1,347       10.7             1,182       11.1            1,764       10.3
Consumer                                          3,157       28.4             3,831       30.8            3,599       28.9
Unallocated                                       3,217        1.8             1,372        1.3            1,348        1.9
                                                --------  ----------          -------    --------         -------    --------
Total allowance for credit losses               $12,888      100.0%          $12,354      100.0%         $12,817      100.0%
                                                --------  ----------          -------    --------         -------    --------
                                                --------  ----------          -------    --------         -------    --------


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

In July 1997, F&M Bancorp established a Year 2000 issue task team comprised of representatives across functional lines representing all of its subsidiaries. The Year 2000 issue task team developed a Year 2000 issue assurance plan to coordinate and direct its efforts. The plan was approved by the board of directors on September 11, 1997. The task team provides quarterly reports to the board outlining the status of its efforts and its anticipated work in the coming quarter.

The assurance plan is composed of five phases: 1) awareness; 2) assessment;
3) renovation; 4) validation; and, 5) implementation, which mirror guidelines developed by the Federal Financial Institutions Examination Council (FFIEC) to deal with the Year 2000 issue. The assurance plan includes a timeline for completion of all tasks identified. As of March 31, 1999, all critical tasks are current according to the timeline. Activities under each of the phases are ongoing as new vendor and customer relationships are created.

The task team has received guidance from various regulators including the Office of the Comptroller of the Currency (OCC), Securities and Exchange Commission
(SEC), Office of Thrift Supervision (OTS), and FFIEC.

The task team established a program to educate all associates regarding the Year 2000 issue both for internal systems and as the problem may affect customers. Education of customers is continuing through periodic information in the form of brochures, seminars, a toll free information line, our web page, and participation in community forums. Both activities are consistent with the Year 2000 customer communication outline issued by the FFIEC on February 17, 1999.

All vendors who supply hardware, software and/or services of any type which may be affected by this issue have been identified and contacted. A total of four hundred ninety-eight (498) products and services are represented by this vendor listing and have been categorized as either mission critical (those that directly impact daily operations), concern (those that can be replaced with manual processes), or low priority (little or no impact on daily operations). Vendors have been surveyed as to their Year 2000 issue readiness. The task team has confirmed vendor responses by testing products and services where possible to verify their readiness.

Of the one hundred twenty-five (125) products and services identified as mission critical:

      A. Thirty-six (36) are not date sensitive and are deemed Year 2000 issue ready.
      B. Twenty-six (26) cannot be tested internally. The progress of these service providers' efforts addressing the Year 2000 issue are being closely monitored. All twenty-six (26) advise that their products and/or services are either Year 2000 issue ready now or will be in advance of January 1, 2000. Examples of products and/or services that are not capable of internal testing include, utilities and communications services.
      C.    Sixty-three (63) have been successfully tested.

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

The task team has also established procedures, utilizing the standard risk classifications employed to manage credit risk, for reviewing the Year 2000 issue readiness of borrowers. Loan relationships with balances exceeding $250,000, or which are particularly computer reliant, have been reviewed. Thirteen (13) relationships totaling $3,034,765 have been risk rated "watch" two
(2) totaling $394,579 have been risk rated "OLEM" and two (2) totaling $2,243,328 have been risk rated "substandard". The total value of these seventeen (17) relationships is $5,672,672.

Bancorp's existing contingency plan has been enhanced to provide responses for Year 2000 issues. The contingency planning committee adopted the five phase model as recommended by the FFIEC and OCC advisory letter 98-7 and had an updated plan by December 31, 1998, as required by the regulators. Testing of business resumption plans was substantially complete at March 31, 1999.

To date, Bancorp has spent a total of $183,000 addressing Year 2000 issues and anticipates additional out-of-pocket expenses of $123,000 to complete. Work is done predominantly by existing associates as part of their normal work responsibilities. Bancorp does not separately track these internal costs which are principally payroll related. Costs for dealing with Year 2000 issues are being provided from operating revenues.

Bancorp believes its efforts, and those of its third-party providers will effectively address Year 2000 issues before January 1, 2000. Because Bancorp is so reliant on third-party providers (whose products and services cannot be effectively tested such as, utilities and telecommunications services) for support, our normal business operations could be disrupted in the event one or more third-party providers fail to provide products and services as contracted. The most reasonably likely worst case Year 2000 issue scenario identified to date involves Bancorp's inability, for short periods, to provide services to customers. The worst case scenario is mitigated somewhat by an ability to manually process customer transactions, by the geographic penetration of our branch network, and by alternative service delivery methods, which include both proprietary and network ATMs, PC banking, telephone banking, and Express Bank, a full-service mobile branch. Power and telecommunication services are critical, but might be interrupted for only a part of the branch network. Bancorp has a generator to provide power to operate computer systems and, by contract, has geographically remote facilities served by alternative sources of power to process work, if needed. Longer periods of disruption could affect Bancorp's ability to develop new business and could increase costs of operation and decrease revenues.

CAPITAL RESOURCES

Shareholders' equity totaled $132.3 million at March 31, 1999, an increase of 1% compared with the 1998 year-end level of $130.8 million, and an increase of 3% from the year earlier level of $128.3 million. The fair value of the available-for-sale portfolio declined $1.3 million (net of deferred taxes) since year-end. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of March 31, 1999, as follows:

TABLE 6. CAPITAL RATIOS


                                     Risk-based Capital
                                  ---------------------------------------------
                                  Tier 1            Total           Leverage
                                  Capital          Capital            Ratio
                                  -------          -------          ---------
Actual                            13.03%           14.29%             8.89%
Regulatory Minimum                 4.00%            8.00%             3.00%
                                  -------          -------          ---------
Excess                             9.03%            6.29%             5.89%
                                  -------          -------          ---------
                                  -------          -------          ---------


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

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Because of inherent limitations in traditional cumulative gap analysis, however, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current re-pricing conditions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 7 presents Bancorp's MVE at March 31, 1999.

TABLE 7. Effects of Changes in Interest Rates on MVE at March 31, 1999

(Dollars in thousands)


                                                                                                       Percent Change
                                                                                       --------------------------------------------
                                                              Hypothetical
                                    Market Value                 Change                  Hypothetical
   Change in                        of Portfolio                Increase                   Increase                        Board
   Interest Rates                     Equity                   (Decrease)                 (Decrease)                      Limit(1)
-----------------------------------------------------------------------------------------------------------------------------------
300 bp rise                         $ 108,052                 $ (27,788)                     (20.5)%                       (30.0)%
200 bp rise                           117,503                   (18,337)                     (13.5)                        (20.0)
100 bp rise                           126,414                    (9,425)                      (6.9)                        (10.0)
Base scenario                         135,840                        --                         --                            --
100 bp decline                        144,442                     8,603                        6.3                         (10.0)
200 bp decline                        153,697                    17,857                       13.1                         (20.0)
300 bp decline                        164,593                    28,753                       21.2                         (30.0)


(1) Established by Bancorp's Board of Directors

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates. At March 31, 1999 and 1998, the changes in net interest income and or MVE calculated under these alternative methods were within limits established by the Board of Directors and monitored by ALCO.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      (a) The annual meeting of stockholders of F&M Bancorp was held April 20, 1999.

      (b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

      (c)   (1) Election of Directors

Elected to serve as directors until the 2002 annual meeting of stockholders:


Name                                           For                       Withheld                    Against
----------------------                      ---------                    --------                    -------
John D. Brunk                               5,969,769                    198,323                        --
Faye E. Cannon                              5,975,927                    192,165                        --
Eric E. Glass                               5,852,438                    315,654                        --
Donald R. Hull                              5,934,057                    234,035                        --
H. Deets Warfield, Jr.                      5,972,883                    195,209                        --


      (c) (2) The following documents were voted upon, approved, and adopted at the annual meeting of shareholders on April 20, 1999:

            (a)   Proposed F&M Bancorp 1999 Employee Stock Option Plan.

For   4,365,945    Against  554,615  Abstain  112,743  Broker Non-Vote 1,134,789
      ---------             -------           -------                  ---------

            (b) Proposed F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors.

For   4,093,574    Against  795,495  Abstain  114,233  Broker Non-Vote 1,134,790
      ---------             -------           -------                  ---------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
      (a)   Exhibits

            3.1 Articles of Incorporation of F&M Bancorp with all Articles of Amendment. Filed as Exhibit 3.1 to the company's quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

            3.2   By-Laws of F&M Bancorp with all amendments. Filed as Exhibit
                  3.2 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

            4. Description of F&M Bancorp common stock and rights of security holders. Filed as Exhibit 4 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

            10.1 1983 Stock Option Plan of F&M Bancorp as amended in April, 1996. Filed as Exhibit 10.1 to Registration Statement on Form S-8 (File #002-88390) and incorporated herein by reference.

            10.2 Unfunded Deferred Compensation Plan for Non-Employee Directors of F&M Bancorp as amended and restated effective August 18, 1998. Filed as Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

            10.3 Farmers and Mechanics National Bank Executive Supplemental Income Plan as amended and restated effective August 18, 1998. Filed as Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

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

            10.7 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Richard W. Phoebus, Sr. Filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

            10.8 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Steven G. Hull. Filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

            10.9 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Salvatore M. Savino. Filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

            10.10 Employment Agreement between F&M Bancorp, Home Federal Savings
                  Bank and Celia S. Ausherman. Filed as Exhibit 10.10 to the Company's annual report on Form 10K for the year ended December 31, 1996 and incorporated herein by reference.

            10.11 Form of F&M Bancorp stock options substituted for Home Federal
                  Corporation stock options granted under the Home Federal Corporation 1988 Stock Option and Stock Appreciation Rights Plan filed as Exhibit 99.3 to Registration Statement on Form S-8 (File #333-16709) and incorporated herein by reference.

            10.12 Form of F&M Bancorp stock options substituted for Monocacy
                  Bancshares, Inc. stock options granted under the Monocacy Bancshares, Inc. 1994 Stock Incentive Plan and the Monocacy Bancshares Inc, 1997 Independent Director Stock Option Plan. Filed as an exhibit hereto and incorporated herein by reference.

            10.13 F&M Bancorp Executive Deferred Compensation Plan adopted April
                  21, 1998. Filed as Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

            10.14 F&M Bancorp Change in Control Employment Agreement. Filed as
                  an exhibit hereto and incorporated herein by reference.

            10.15 Employment Agreement for Michael K. Walsch dated as of July
                  31,1998. Filed as Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

            10.16 Supplemental Retirement Plan Agreement dated November 17, 1994 by and between Taneytown Bank & Trust Company and Michael K. Walsch. Filed as Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

            10.17 Taneytown Bank & Trust Company Key Employee life insurance program. Filed as Exhibit 10.17 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

            10.18 Home Federal Corporation Deferred Compensation Plan for
                  Non-Employee Directors. Filed as Exhibit 10.18 to the Company's annual report on From 10-K for the year ended December 31, 1998 and incorporated herein by reference.

            10.19 F&M Bancorp 1999 Employee Stock Option Plan. Filed as an
                  exhibit hereto and incorporated herein by reference.

            10.20 F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors.
                  Filed as an exhibit hereto and incorporated herein by reference.

            11. Statement re: computation of per share earnings. Filed as an exhibit hereto and incorporated herein by reference.

            27. Financial Data Schedule. Filed as an exhibit hereto and incorporated herein by reference.


      (b)   Reports on Form 8-K

            1. A report on Form 8-K Item 5. Other event was filed on January 20, 1999 to publish 30 days of post-merger combined operations to satisfy the risk-sharing rules set forth in SEC Accounting Series Release 135. (File #000-12638).

Under Part II, items 1 through 3 and item 5 have been omitted since the item is either inapplicable or the answer is negative.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       F&M BANCORP
                                                       ------------------------
                                                       (Registrant)


       May 17, 1999                                    /s/ David L. Spilman
  ------------------------                             ------------------------
          Date                                         DAVID L. SPILMAN
                                                       TREASURER