Form 10-Q/A
period 1999-03-31
F&M BANCORP
filed 1999-05-18
CIK 736473

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

NONPERFORMING ASSETS

Table 3 summarizes Bancorp's nonperforming assets and contractually past-due loans. Through asset resolutions and sales, total nonperforming assets at March 31, 1999 declined $7.0 million compared with year earlier levels and declined $800 thousand since year-end 1998. Loans past due 90 days or more as to interest or principal increased $2.0 million compared with prior year levels and increased $1.4 million since year-end.

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

TABLE 3.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS


                                                                                             March 31,                 December 31,
                                                                                     --------------------------        ------------
(Dollars in thousands)                                                                  1999             1998              1998
                                                                                     ---------        ---------        ------------
Nonperforming assets:
   Nonaccrual loans(1)                                                               $  3,795         $  6,648           $ 4,196
   Other real estate owned net of  valuation allowance(2)                               1,306            5,453             1,705
                                                                                     ---------        ---------         -----------
Total nonperforming assets                                                           $  5,101          $12,101           $ 5,901
                                                                                     ---------        ---------         -----------
Loans past due 90 or more days as to interest or principal(3)                        $  3,345         $  1,308           $ 1,991
                                                                                     ---------        ---------         -----------
Nonperforming loans to total loans                                                      0.43%             0.76%             0.47%
Nonperforming assets to total loans and other real estate owned                         0.57%             1.37%             0.66%
Nonperforming assets to total assets                                                    0.35%             0.83%             0.41%
Allowance for credit losses times nonperforming loans                                   3.40x             1.86x             3.05x
Allowance for credit losses times nonperforming assets                                  2.53x             1.02x             2.17x


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


                                                       F&M BANCORP
                                                       ------------------------
                                                       (Registrant)


       May 18, 1999                                    /s/ David L. Spilman
  ------------------------                             ------------------------
          Date                                         DAVID L. SPILMAN
                                                       TREASURER