Form 10-Q
period 1999-06-30
F&M BANCORP
filed 1999-08-16
CIK 736473

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Common Stock of 9,353,334 shares outstanding as of July 30, 1999.

                            Exhibit index on page 31.

------------------------------------------------------------------------------

                                   F&M BANCORP
                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                                                                            PAGE

         Consolidated Balance Sheets,
         June 30, 1999 and 1998 (Unaudited) and December 31, 1998........................................................  3

         Consolidated Statements of Income and Comprehensive Income (Unaudited),
         Three and Six Months Ended June 30, 1999 and 1998...............................................................  5

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited),
         Six Months Ended June 30, 1999 and Twelve Months Ended December 31, 1998........................................  7

         Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 1999 and 1998.........................................................................  8

         Notes to Consolidated Financial Statements (Unaudited).......................................................... 10

         Management's Discussion and Analysis of Financial Condition and Results of Operations........................... 18

         Quantitative and Qualitative Disclosures About Market Risk...................................................... 29

PART II     OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................................................................... 31

         Signatures...................................................................................................... 33

                              CONSOLIDATED BALANCE SHEETS
                              F&M BANCORP AND SUBSIDIARIES


                                                              June 30,                   June 30,                December 31,
                                                                1999                       1998                      1998
(Dollars in thousands, except per share amounts)            (Unaudited)                (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $    36,487               $    44,641               $    47,330
Federal funds sold                                               33,405                    10,590                    11,652
Interest-bearing deposits with banks                              5,758                     6,987                    16,737
-----------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                  75,650                    62,218                    75,719
-----------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                               1,095                     4,631                     4,810
-----------------------------------------------------------------------------------------------------------------------------
Investment securities:
   Available-for-sale, at fair value                            322,412                   271,434                   322,651
   Held-to-maturity, fair value $104,440,
     $91,361 and $100,478, respectively                         104,680                    89,876                    98,231
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                     427,092                   361,310                   420,882
-----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                   897,857                   878,573                   891,741
Less:  Allowance for credit losses                              (12,457)                  (12,408)                  (12,817)
-----------------------------------------------------------------------------------------------------------------------------
Net loans                                                       885,400                   866,165                   878,924
-----------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                 30,942                    32,050                    31,184
Other real estate owned                                           1,305                     2,228                     1,705
Interest receivable                                               9,735                     9,535                     9,478
Intangible assets                                                 7,126                     7,219                     6,875
Other assets                                                     23,990                    20,094                    20,105
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                 $1,462,335                $1,365,450                $1,449,682
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                        F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                              June 30,                   June 30,                December 31,
                                                                1999                       1998                      1998
(Dollars in thousands, except per share amounts)             (Unaudited)                (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
   Noninterest-bearing                                       $  141,605                $  143,547                $  152,076
   Interest-bearing                                           1,018,539                   943,296                   986,118
-----------------------------------------------------------------------------------------------------------------------------
Total deposits                                                1,160,144                 1,086,843                 1,138,194
Short-term borrowings:
   Federal funds purchased and securities sold
     under agreements to repurchase                              57,869                    50,599                    57,626
   Other short-term borrowings                                    1,971                     8,903                    14,776
Long-term borrowings                                             98,764                    75,984                    94,246
Accrued interest and other liabilities                           13,627                    14,205                    14,016
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                             1,332,375                 1,236,534                 1,318,858
-----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $5 per share;
   authorized 50,000,000 shares;
   issued and outstanding 8,755,531
   shares, 8,352,320 shares, and
   8,680,908 shares, respectively                                43,778                    41,762                    43,405
Surplus                                                          63,100                    63,273                    61,980
Retained earnings                                                13,670                    11,598                    25,220
Stock dividend distributable                                     14,347                    12,491                       ---
Accumulated other comprehensive (loss) income                    (4,935)                     (208)                      219
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                      129,960                   128,916                   130,824
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                   $1,462,335                $1,365,450                $1,449,682
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES

                                                           Three months ended         Six months ended
                                                               June 30,                  June 30,
(Dollars in thousands, except per share amounts)         1999          1998         1999         1998
------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                          $ 18,523     $ 19,236     $ 37,172     $ 38,717
   Interest and dividends on investment securities:
     Taxable                                              4,471        3,998        8,803        7,754
     Tax-exempt                                           1,466        1,081        2,938        2,144
   Interest on deposits with banks                          277          142          565          261
   Interest on federal funds sold                           145          204          193          460
------------------------------------------------------------------------------------------------------
Total interest income                                    24,882       24,661       49,671       49,336
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                   9,824        9,619       19,550       18,999
   Interest on federal funds purchased and
     securities sold under agreements to repurchase         576          560        1,121        1,109
   Interest on Federal Home Loan Bank borrowings          1,329        1,321        2,693        2,734
   Interest on other short-term borrowings                   11           62           29           96
------------------------------------------------------------------------------------------------------
   Total interest expense                                11,740       11,562       23,393       22,938
------------------------------------------------------------------------------------------------------
Net interest income                                      13,142       13,099       26,278       26,398
   Provision for credit losses                              325          525          850        1,156
------------------------------------------------------------------------------------------------------
Net interest income after provision
     for credit losses                                   12,817       12,574       25,428       25,242
------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Trust income                                             747          686        1,510        1,377
   Service charges on deposit accounts                    1,549        1,542        2,964        3,027
   Insurance income                                         571          601        1,178        1,277
   Gains (Losses) on sales of securities                     (1)         (14)          (1)         738
   Gains on sales of loans                                  231          705          353        1,160
   Other operating income                                 1,178        1,773        2,636        2,839
------------------------------------------------------------------------------------------------------
   Total noninterest income                               4,275        5,293        8,640       10,418
------------------------------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                                            Three months ended             Six months ended
                                                                                  June 30,                     June 30,
 (Dollars in thousands, except per share amounts)                           1999          1998          1999            1998
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries                                                                 5,040         5,316        10,027           10,811
   Pension and other employee benefits                                      1,184         1,554         2,186            2,674
   Occupancy and equipment expense                                          1,852         2,013         3,685            3,996
   Other operating expense                                                  3,943         3,762         7,170            7,030
------------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                               12,019        12,645        23,068           24,511
------------------------------------------------------------------------------------------------------------------------------
   Income before provision for income taxes                                 5,073         5,222        11,000           11,149
   Provision for income taxes                                               1,283         1,436         3,030            3,174
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $ 3,790       $ 3,786       $ 7,970          $ 7,975
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
   Unrealized losses on securities                                       $ (3,843)     $    (26)     $ (5,153)        $ (1,048)
   Reclassification adjustment for gains (losses)
     included in net income                                                    (1)           (9)           (1)             487
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                          (3,844)          (35)       (5,154)            (561)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                             $     (54)      $ 3,751       $ 2,816         $  7,414
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE-BASIC (1)
Based on weighted average shares outstanding
     of 9,179,310 for 1999, 9,090,021 for 1998                               $.41          $.42          $.87             $.88
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE-DILUTED (1)
   Based on weighted average shares outstanding
   of 9,239,489 for 1999, 9,204,440 for 1998                                 $.41          $.41          $.86             $.87
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Dividends per Share (1)                                                      $.26          $.24          $.52             $.48
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


(1) Restated for 5% Stock Dividend paid July 28, 1999.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                                                                         Accumulated
                                                                                            Stock           Other
                                                  Common                    Retained       Dividend     Comprehensive
(Dollars in thousands except per share amounts)    Stock       Surplus      Earnings     Distributable  Income (Loss)     Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       $41,622      $49,640      $34,020           --         $  353        $125,635
Net income                                              --           --       13,092           --             --          13,092
Dividend reinvestment plan                              --           --         (121)          --             --            (121)
Cash dividends paid ($1.01 per share)                   --           --       (9,190)          --             --          (9,190)
Stock consideration for options exercised
     (3,217 shares)                                    (16)         (19)         (90)          --             --            (125)
Stock options exercised                                285        1,382           --           --             --           1,667
Stock dividend (302,819 shares)                      1,514       10,977      (12,491)          --             --              --
Other comprehensive income                              --           --           --           --           (134)           (134)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                       $43,405      $61,980      $25,220           --           $219        $130,824
Net income                                              --           --        7,970           --             --           7,970
Dividend reinvestment plan                              --           --          (20)          --             --             (20)
Cash dividends paid ($.52 per share)                    --           --       (4,892)          --             --          (4,892)
Stock consideration for options exercised
     (11,554 shares)                                   (58)         (50)        (261)          --             --            (369)
Stock options exercised (86,287 shares)                431        1,170           --           --             --           1,601
Stock dividend declared (1)                             --           --      (14,347)      14,347             --              --
Other comprehensive income                              --           --           --           --         (5,154)         (5,154)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                           $43,778      $63,100      $13,670      $14,347        $(4,935)       $129,960
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(1)  5% Stock Dividend paid July 28, 1999

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES

                                                                                                  Six Months Ended
                                                                                                      June 30,
(Dollars in thousands)                                                                      1999                  1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $  7,970              $  7,975
Adjustments to reconcile net income to net cash
   provided by operating activities
     Provision for credit losses                                                              850                 1,156
     Provision for other real estate owned                                                     --                     2
     Depreciation and amortization                                                          1,568                 1,054
     Amortization of intangibles                                                              528                   534
     Net premium amortization on investment securities                                        453                   121
     (Increase) decrease in interest receivable                                              (257)                   11
     Increase in interest payable                                                           1,577                   332
     Deferred income tax benefit                                                               --                  (187)
     Accretion of net loan origination fees                                                    91                   599
     Gain on sales of property                                                                 (3)                 (862)
     (Gain) Loss on sales/calls of securities                                                   1                  (738)
     Decrease in loans held for sale                                                        3,715                 1,299
     (Increase) decrease in other assets                                                      498                (1,417)
     Decrease in other liabilities                                                         (1,966)               (1,053)
     Other                                                                                     --                   118
------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                               15,025                 8,944
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities to be held-to-maturity                              (12,494)               (6,303)
   Purchases of investment securities available-for-sale                                  (97,477)             (188,073)
   Proceeds from calls of securities held-to-maturity                                          --                 8,924
   Proceeds from sales/calls of securities available-for-sale                               1,109                63,881
   Proceeds from maturing securities available-for-sale                                    87,894                84,187
   Proceeds from maturing securities held-to-maturity                                       5,865                 2,309
   Net (increase) decrease in loans                                                        (8,512)                5,009
   Purchases of premises and equipment                                                     (1,326)                 (521)
   Proceeds from sales of property                                                            400                 3,851
   Other investing activities                                                                (779)                  733
------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                  (25,320)              (26,003)
------------------------------------------------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      F&M BANCORP AND SUBSIDIARIES (CONT.)

                                                                                                     Six Months Ended
                                                                                                         June 30,
(Dollars in thousands)                                                                          1999                  1998
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest-bearing deposits, interest-bearing
     checking, savings and money market accounts                                               22,123                17,339
   Net increase (decrease) in certificates of deposit                                            (173)               16,112
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                                               243                 5,548
   Net increase (decrease) in long-term borrowings                                              4,518               (41,830)
   Net increase (decrease) in other short-term borrowings                                     (12,805)               25,602
   Cash dividends paid                                                                         (4,892)               (5,032)
   Dividend reinvestment plan                                                                     (20)                  (18)
   Proceeds from issuance of common stock                                                       1,232                   888
----------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                   10,226                18,609
----------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                           (69)                1,550
   Cash and cash equivalents at beginning of period                                            75,719                60,668
----------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                                 $75,650               $62,218
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for interest                                                                 $21,816               $22,452
   Cash payments for income tax                                                                 3,531                 3,457

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment for securities available for sale,
     net of  income taxes                                                                      (5,154)                 (561)
   Net transfer to real estate owned held for sale from loans receivable                           --                   705

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

NOTE 2. ACQUISITIONS

On July 15, 1999, Bancorp consummated a merger with Potomac Basin Group Associates, Inc. (Potomac Basin), in a tax-free exchange of shares accounted for as a pooling-of-interests. Potomac Basin is a Beltsville, MD-based, full-line independent insurance agency specializing in corporate employee benefit plans.

On June 18, 1999, Bancorp, through its subsidiary, Farmers & Mechanics National Bank (the "Bank"), purchased certain assets and liabilities associated with the Fairfield, PA office of Farmers Bank, a First Maryland Bancorp bank. Under the terms of the agreement, the Bank assumed responsibility for services related to checking, savings and certificates of deposit products totaling $10.8 million and purchased the branch office and real estate located at 20 East Main Street, Fairfield, PA.

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

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                                                                         June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Gross            Gross         Estimated
                                                               Amortized         Unrealized       Unrealized         Fair
(In thousands)                                                   Cost               Gains           Losses           Value
-----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                $ 113,000           $   23          $  2,535        $ 110,488
   Obligations of states and political subdivisions              38,629              449             1,385           37,693
   Other debt securities                                         12,636               34                --           12,670
   Mortgage-backed securities                                   147,527               20             4,419          143,128
-----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                           311,792              526             8,339          303,979
Equity securities                                                18,700               --               267           18,433
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                        330,492              526             8,606          322,412
-----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   Obligations of states and political subdivisions              93,062              777             1,084           92,755
   Mortgage-backed securities                                    11,618               99                32           11,685
-----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                          104,680              876             1,116          104,440
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                    $435,172           $1,402            $9,722         $426,852
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


                                                                                          June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Gross            Gross         Estimated
                                                               Amortized         Unrealized       Unrealized         Fair
(In thousands)                                                   Cost               Gains           Losses           Value
-----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                 $132,953          $   327             $ 154       $  133,126
   Obligations of states and political subdivisions              21,757              166                 3           21,920
   Other debt securities                                         31,139              158                57           31,240
   Mortgage-backed securities                                    56,661               --               417           56,244
-----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                           242,510              651               631          242,530
Equity securities                                                29,178               --               274           28,904
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                        271,688              651               905          271,434
-----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                      985               15                --            1,000
   Obligations of states and political subdivisions              70,956            1,327                30           72,253
   Mortgage-backed securities                                    17,935              173                --           18,108
-----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                           89,876            1,515                30           91,361
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                    $361,564         $  2,166              $935         $362,795
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                                                         December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Gross            Gross         Estimated
                                                               Amortized         Unrealized       Unrealized         Fair
(In thousands)                                                   Cost               Gains           Losses           Value
-----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                $ 118,271           $  618           $   110        $ 118,779
   Obligations of states and political subdivisions              41,590              554               233           41,911
   Other debt securities                                          2,328                9                --            2,337
   Mortgage-backed securities                                   140,374              275               485          140,164
-----------------------------------------------------------------------------------------------------------------------------
Total-debt securities                                           302,563            1,456               828          303,191
Equity securities                                                19,727               --               267           19,460
-----------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                        322,290            1,456             1,095          322,651
-----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   Obligations of states and political subdivisions              83,757            2,166               140           85,783
   Mortgage-backed securities                                    14,474              221                --           14,695
-----------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                           98,231            2,387               140          100,478
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                    $420,521           $3,843          $  1,235         $423,129
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

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

The amortized cost and estimated fair values of investments at June 30, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                               Estimated
                                                     Amortized                   Fair
(in thousands)                                          Cost                     Value
----------------------------------------------------------------------------------------
Available-for-sale:
   Within 1 year                                       $24,212                   $24,232
   After 1 but within 5 years                           55,518                    54,786
   After 5 years but within 10 years                    72,637                    70,767
   After 10 years                                       11,898                    11,065
   Mortgage-backed securities                          147,527                   143,129
   Equity securities                                    18,700                    18,433
----------------------------------------------------------------------------------------
   Total available-for-sale                            330,492                   322,412
----------------------------------------------------------------------------------------
Held-to-maturity:
   Within 1 year                                         7,088                     7,133
   After 1 but within 5 years                           33,296                    33,825
   After 5 years but within 10 years                    23,250                    23,257
   After 10 years                                       29,428                    28,540
   Mortgage-backed securities                           11,618                    11,685
----------------------------------------------------------------------------------------
   Total held-to-maturity                              104,680                   104,440
----------------------------------------------------------------------------------------
Total investment securities                           $435,172                  $426,852
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $153.5 million at June 30, 1999.

NOTE 4. LOANS

Loans, net of unearned income, consist of the following:

                                                          June 30,            December 31,
------------------------------------------------------------------------------------------
(In thousands)                                      1999            1998           1998
------------------------------------------------------------------------------------------
Real Estate Loans
   Construction and land development                $54,164       $ 67,223       $ 61,328
   Secured by farmland                                5,784          8,252          8,452
   Residential mortgage                             266,226        247,878        265,394
   Other mortgage                                   203,067        181,620        198,131
Agricultural                                            732            587            560
Commercial and industrial loans                     101,260        104,424         92,091
Consumer                                            257,238        260,375        257,968
Other loans                                           9,386          8,214          7,817
------------------------------------------------------------------------------------------
Totals                                             $897,857       $878,573       $891,741
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Loans to states and political subdivisions and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.


NOTE 5. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:


                                                       June 30,               December 31,
------------------------------------------------------------------------------------------
(In thousands)                                 1999             1998              1998
------------------------------------------------------------------------------------------
Bank premises and land                        $29,432           $29,061          $28,978
Furniture and equipment                        24,096            23,785           24,224
Leasehold improvements                          3,014             2,923            2,908
------------------------------------------------------------------------------------------
                                               56,542            55,769           56,110
Less accumulated depreciation
   and amortization                           (25,600)          (23,719)         (24,926)
------------------------------------------------------------------------------------------
Net premises and equipment                    $30,942           $32,050          $31,184
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

NOTE 6.  COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to benefits of $2.4 million and $22 thousand for the second quarter of 1999 and 1998, respectively and benefits of $3.2 million and $353 thousand for the six months ended June 30, 1999 and 1998, respectively.

NOTE 7.  EARNINGS PER SHARE

Earnings per share ("EPS") data is computed and presented in accordance with FASB Statement No. 128, "Earnings Per Share." As prescribed by the Statement, the presentation of primary EPS has been replaced with the dual presentation of basic and diluted EPS. FBasic EPS excludes dilution and is computed by dividing net income available to common shareholders ("numerator") by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits ("denominator"). Diluted EPS reflects the potential dilution that could occur if outstanding stock options or other contracts to issue common stock, if any, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus the dilutive effect of outstanding stock options.


--------------------------------------------------------------------------------------------------------------------
                                                   Six Months Ended  June 30,               Quarter Ended June 30,
(Dollars in thousands)                             1999                  1998               1999              1998
--------------------------------------------------------------------------------------------------------------------
Net income                                           $7,970             $7,975             $3,790            $3,786
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Basic EPS
   Shares                                         9,179,310          9,090,021          9,198,689         9,095,718
   EPS                                                $0.87              $0.88              $0.41             $0.42

Dilutive Shares
   Stock options                                     60,179            114,419             55,521           118,215
   EPS                                                $0.01              $0.01            $    --             $0.01

Diluted EPS
   Shares including options                       9,239,489          9,204,440          9,254,210         9,213,933
   EPS                                                $0.86              $0.87              $0.41             $0.41
--------------------------------------------------------------------------------------------------------------------

NOTE 8.  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

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

For calendar-year companies such as Bancorp, the Statement will take effect beginning January 1, 2001. Historically, Bancorp has not made use of hedges and other financial derivatives and is unable to predict the impact, if any, that the application of Statement No. 133 will have upon consolidated financial statements issued after 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

F&M Bancorp's net income for the second quarter of 1999 was $3.790 million, or $0.41 basic earnings per share, a decrease of 2% compared with earnings before special items of $3.867 million, or $0.42 basic earnings per share, for the second quarter of 1998. Per share amounts reported previously have been restated to give effect to a 5% stock dividend declared in June 1999 and the acquisitions of Keller-Stonebraker, Inc., completed in May 1998, and Monocacy Bancshares, Inc., completed in November 1998, both accounted for as a pooling-of-interests. Including special items, net income of $3.790 million for the second quarter of 1999 increased slightly from $3.786 million for the second quarter of 1998. Second quarter 1999 earnings were favorably impacted by a decrease in the provision for credit losses of $200 thousand, or 38%, as well as a decrease in noninterest expense of $626 thousand, or 5%, compared to the second quarter of last year. These decreases were offset by declines in gains on sales of loans of $474 thousand, or 67%, and nonrecurring gains on sales of real property of $395 thousand, or 100%, when compared to the second quarter of 1998. Returns on average assets and average equity were 1.05% and 11.46%, respectively, for the second quarter of 1999 compared with 1.12% and 11.75%, respectively, for the second quarter of 1998.

For the six months ended June 30, 1999 compared with June 30, 1998, net income including special items decreased 0.1% to $7.970 million, or $0.87 basic earnings per share, from $7.975 million, or $0.88 basic earnings per share. Returns on average assets and average equity were 1.11% and 12.12%, respectively, for the first half of 1999 compared with 1.20% and 12.63%, respectively, for the first six months of 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 75% of gross revenue through the first six months of 1999. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the second quarter and year-to-date periods are presented on a comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased by 2%, or $245 thousand for the second quarter of 1999, compared to the second quarter of 1998, and 1%, or $302 thousand for the first six months of 1999, compared to the first six months of 1998. Average earning assets increased 8% for the second quarter and first six months of 1999 compared with the same periods in 1998. Average loan growth slowed to less than 1% for the quarter and six months ended June 30, 1999 as compared to last year. The average balance in the investment portfolio increased $84.3 million for the quarter and $85.6 million for the six months partially in recognition of expected loan demand. The yield on earning assets across all sectors decreased 46 basis points to 7.59% and 49 basis points to 7.67% for the three and six months ended June 30, 1999, respectively, compared with the same periods last year.

Table 1. Consolidated Average Balances, Interest and Average Rates (Taxable Equivalent Basis)


                                                                                         June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1999                                     1998
------------------------------------------------------------------------------------------------------------------------------------
                                                       QTD Average                Average       QTD Average                 Average
(Dollars in thousands)                                   Balance      Interest     Rate           Balance      Interest      Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
INTEREST-EARNING ASSETS:
Short-term funds                                       $  41,008  $      422       4.12%        $   29,976  $      345       4.60%
------------------------------------------------------------------------------------------------------------------------------------
 Investment securities: (1)
     Tax-exempt(2)                                       130,313       2,222       6.82             90,992       1,638       7.20
     Taxable                                             298,891       4,471       5.98            253,872       3,998       6.30
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                              429,204       6,693       6.24            344,864       5,636       6.54
------------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale                886,873      18,573       8.40            883,335      19,284       8.76
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets and average yield        1,357,085      25,688       7.59          1,258,175      25,265       8.05
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST-EARNING ASSETS                          96,580                                    95,423
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $1,453,665                                $1,353,598
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Savings                                          $  152,582    $    883       2.32%          $157,863     $   999       2.54%
     Checking                                            157,778         954       2.43            139,741         900       2.58
     Money market accounts                               177,063       1,235       2.80            143,409         987       2.76
     Certificates of deposit                             520,055       6,752       5.21            494,670       6,733       5.46
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                        1,007,478       9,824       3.91            935,683       9,619       4.12
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
   Federal funds purchased and securities
     sold under agreements to repurchase                  55,944         576       4.13             44,469         560       5.05
   Other short-term borrowings                             7,209          93       5.17             31,236         411       5.28
------------------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                            63,153         669       4.25             75,705         971       5.14
------------------------------------------------------------------------------------------------------------------------------------
   Long-term borrowings                                   93,351       1,247       5.36             63,939         972       6.10
------------------------------------------------------------------------------------------------------------------------------------
   Total borrowed funds                                  156,504       1,916       4.91            139,644       1,943       5.58
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities and
   average rate incurred                               1,163,982      11,740       4.05          1,075,327      11,562       4.31
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
   Demand deposits                                       141,962                                   135,488
   Other liabilities                                      15,016                                    13,573
   Shareholders' equity                                  132,705                                   129,210
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                          $1,453,665                                $1,353,598
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                  $13,948                                   $13,703
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                3.54%                                     3.74%
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                4.12%                                     4.37%
------------------------------------------------------------------------------------------------------------------------------------

Table 1. (continued)  Consolidated Average Balances, Interest and Average Rates
                      (Taxable Equivalent Basis)


                                                                                         June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1999                                     1998
------------------------------------------------------------------------------------------------------------------------------------
                                                       YTD Average                Average       YTD Average                 Average
(Dollars in thousands)                                   Balance      Interest     Rate           Balance      Interest      Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
INTEREST-EARNING ASSETS:
Short-term funds                                       $  35,133  $      758       4.32%        $   24,643  $      721       5.85%
------------------------------------------------------------------------------------------------------------------------------------
 Investment securities: (1)
     Tax-exempt(2)                                       129,018       4,452       6.90             91,224       3,249       7.12
     Taxable                                             293,848       8,803       5.99            246,011       7,754       6.30
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                              422,866      13,255       6.27            337,235      11,003       6.53
------------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale                890,146      37,272       8.44            886,868      38,804       8.82
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets and average yield        1,348,145      51,285       7.67          1,248,746      50,528       8.16
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST-EARNING ASSETS                          95,928                                    95,129
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $1,444,073                                $1,343,875
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Savings                                          $  151,949  $    1,757       2.33%          $158,677   $   1,980       2.52%
     Checking                                            153,310       1,815       2.39            138,325       1,778       2.59
     Money market accounts                               170,437       2,391       2.83            140,043       1,885       2.71
     Certificates of deposit                             521,343      13,587       5.26            491,997      13,356       5.47
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                          997,039      19,550       3.95            929,042      18,999       4.12
Short-term borrowings:
   Federal funds purchased and securities
     sold under agreements to repurchase                  54,274       1,121       4.17             44,513       1,109       5.02
   Other short-term borrowings                             7,535         197       5.27             39,179       1,077       5.54
------------------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                            61,809       1,318       4.30             83,692       2,186       5.27
------------------------------------------------------------------------------------------------------------------------------------
   Long-term borrowings                                   96,259       2,525       5.29             59,748       1,753       5.92
------------------------------------------------------------------------------------------------------------------------------------
   Total borrowed funds                                  158,068       3,843       4.90            143,440       3,939       5.54
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities and
   average rate incurred                               1,155,107      23,393       4.08          1,072,482      22,938       4.31
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
   Demand deposits                                       141,697                                   133,748
   Other liabilities                                      14,705                                    10,355
   Shareholders' equity                                  132,564                                   127,290
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                          $1,444,073                                $1,343,875
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                  $27,892                                   $27,590
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                                3.59%                                     3.85%
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                4.17%                                     4.46%
------------------------------------------------------------------------------------------------------------------------------------

(1) Average Balances and the related average rate are based on amortized cost.
(2)      Based on an effective federal tax rate of 35% for 1999 and 1998.

Average interest-bearing deposits increased $71.8 million, or 8%, and $68.0 million, or 7%, for the three and six month periods, respectively, over last year. Growth occurred in nearly all deposit products, with the exception of basic savings. Additional long-term funding was provided principally by Federal Home Loan Bank advances, which increased $29.4 million, or 46%, for the quarter and $36.5 million, or 61%, year-to-date as compared to last year.

Challenged by the decline in market interest rates between the comparable periods, and low growth in loans, the net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, decreased 25 basis points to 4.12% and 29 basis points to 4.17% for the three-and six-month periods ended June 30, 1999.

PROVISION FOR CREDIT LOSSES.

Bancorp decreased the provision for credit losses by 38% to $325 thousand for the second quarter of 1999 compared with $525 thousand for the second quarter of 1998. For the six-month period ended June 30, 1999, the provision decreased $306 thousand or 26% as compared to last year. The decreases were attributed to an improvement in credit quality.

NONINTEREST INCOME.

Total noninterest income decreased 19% to $4.3 million for the quarter ended June 30, 1999 compared with $5.3 million for the quarter ended June 30, 1998. An increase in trust income of $61 thousand, or 9%, over the second quarter of last year was effectively negated by decreases in insurance income of $30 thousand, or 5%, and other operating income of $595 thousand, or 34%, as compared to the second quarter of 1998. Gains on sales of loans decreased $474 thousand, or 67%, for the second quarter of 1999 compared with the same quarter last year due to the more favorable rate environment and high refinance activity that occurred the second quarter of 1998. Other operating income for the quarter ended June 30, 1998 included a $395,000 nonrecurring gain on the sale of real property.

For the comparable six month periods, total noninterest income declined by 17% to $8.6 million for 1999 from $10.4 million for 1998. Excluding gains of $738 thousand from the sales of securities realized in 1998, which are considered a special item, noninterest income decreased 11%. Trust and investment management income increased $133 thousand, or 10%, relating to growth in managed assets. Insurance income decreased $99 thousand, or 8%, and service charges on deposit accounts decreased $63 thousand, or 2%, for the six months ended June 30, 1999 as compared to last year. Gains on the sales of loans decreased to $353 thousand for the first six months of 1999, down 70% from $1.2 million for the same period in 1998 related to the same factors described for the quarter. Other operating income decreased 7% at June 30, 1999 compared to the first six months of last year. Excluding the aforementioned $395 thousand gains on the sale of real property in 1998, other operating income increased 8% over last year.

NONINTEREST EXPENSE.

Total noninterest expense decreased 5% to $12.0 million for the second quarter of 1999 compared with $12.6 million for the second quarter of last year. Salaries and benefits decreased $646 thousand, or 9%, and occupancy and equipment expense decreased $161 thousand, or 8%, due largely to synergies realized through recent acquisitions. Other operating expense increased $181 thousand, or 5% compared to the second quarter of last year. Bancorp's efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) increased to 64.7% for the quarter ended June 30, 1999 from 63.3% for the quarter ended June 30, 1998.

For the comparable six-month periods, total noninterest expense decreased 6% to $23.1 million at June 30, 1999. Salaries and benefits expense decreased to $12.2 million at June 30, 1999 versus $13.5 million at June 30, 1998, a decline of 9%. Occupancy and equipment expense fell $311 thousand, or 8% for the comparable six-month periods. Other operating expense increased $140 thousand, or 2% to $7.2 million for the six months ended June 30, 1999 from $7.0 million for the same period last year. For the year-to-date periods, the efficiency ratio declined to 61.9% for 1999 compared with 63.4% for 1998, largely reflecting improved control of operating expenses.

INCOME TAXES.

The provision for income taxes declined 11% to $1.283 million for the second quarter of 1999, from $1.436 million for the second quarter of 1998. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective tax rate for the second quarter of 1999 and 1998 was 25% and 28%, respectively. Income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities. For the six months ended June 30, 1999 and 1998, the effective tax rate was 28%.

NONPERFORMING ASSETS

Table 2 summarizes Bancorp's nonperforming assets and contractually past-due loans. Through asset resolutions and sales, total nonperforming assets at June 30, 1999 declined $5.2 million compared with year-earlier levels and declined $1.8 million since year-end 1998. Loans past due 90 days or more as to interest or principal increased $1.4 million compared with prior year levels and increased $513 thousand since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

POTENTIAL PROBLEM LOANS

At June 30, 1999, Bancorp had $19.4 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset.

These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 1998, potential problem loans totaled $23.1 million. Loans to borrowers who may not be able to meet the contractual terms of their obligations because of uncertainties pertaining to their state of readiness for year 2000 issues is disclosed under the caption, Year 2000 Computer Readiness.

TABLE 2.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS


                                                                                                June 30,              December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                    1999             1998           1998
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans(1)                                                               $  2,751         $  6,979           $ 4,196
   Other real estate owned net of valuation allowance(2)                                1,305            2,228             1,705
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                           $  4,056         $  9,207           $ 5,901
-----------------------------------------------------------------------------------------------------------------------------------
Loans past due 90 or more days as to interest or principal(3)                        $  2,504         $  1,101           $ 1,991
-----------------------------------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                                      0.31%             0.79%             0.47%
Nonperforming assets to total loans and other real estate owned                         0.45%             1.05%             0.66%
Nonperforming assets to total assets                                                    0.28%             0.67%             0.41%
Allowance for credit losses times nonperforming loans                                   4.53x             1.78x             3.05x
Allowance for credit losses times nonperforming assets                                  3.07x             1.35x             2.17x

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

      (3) Nonaccrual loans are not included.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level, which in management's judgement, is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance is performed considering factors such as historical relationships among loans outstanding, loss experience, delinquency levels, individual loan reviews, and evaluation of the present and future local and national economic environment. While management believes the allowance for credit losses is adequate at June 30, 1999, the estimate of losses and related allowance are subject to change due to economic and other uncertainties inherent in the estimation process.

As reflected in Table 3, the allowance for credit losses as a percentage of loans decreased to 1.39% as of June 30, 1999 from 1.41% at June 30, 1998. Net loan charge-offs during the first six months of 1999 increased by $393,000.

Bancorp had loans amounting to approximately $1.2 million and $5.2 million at June 30, 1999 and June 30, 1998, respectively, that were specifically classified as impaired and included in nonaccrual loans in Table 3. The average balance of impaired loans for the six and three-month periods ended June 30, 1999 and June 30, 1998 amounted to $1.9 million and $1.6 million, and $2.1 million and $2.8 million, respectively. Cash receipts for these same periods were $1.5 million and $1.1 million for 1999 and $414 thousand and $239 thousand for 1998. Of these receipts, $37 thousand was recognized as interest income for the six months ended June 30, 1999. All other cash receipts were applied to the principal balance of the impaired loans. There was no specific allowance for credit losses related to these impaired loans at June 30, 1999. The specific allowance for credit losses related to impaired loans at June 30, 1998 was $957,000.

TABLE 3.        ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                                                                Period ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,                December 31,
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                            1999             1998              1998
-----------------------------------------------------------------------------------------------------------------------------
Average loans outstanding less average unearned income (1)                      $891,397          $879,015         $875,196
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses at beginning of year                                 $12,817        $   12,069       $   12,069
-----------------------------------------------------------------------------------------------------------------------------
Charge-offs:
   Real estate                                                                       373               385            1,053
   Commercial and industrial                                                         131                75              273
   Consumer                                                                        1,702             1,938            4,010
-----------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                                            2,206             2,398            5,336
-----------------------------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate                                                                         9               257              430
   Commercial and industrial                                                          12                80              104
   Consumer                                                                          975             1,244            2,494
-----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                                     996             1,581            3,028
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                    1,210               817            2,308
-----------------------------------------------------------------------------------------------------------------------------
Provisions for credit losses                                                         850             1,156            3,056
-----------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses at end of period                                     $12,457         $  12,408        $  12,817
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans outstanding, annualized                            0.27%             0.18%            0.26%
-----------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses to period-end loans                                     1.39%             1.41%            1.44%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

(1) Exclusive of loans held for sale.

Table 4 presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

TABLE 4.        ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES


                                                                    JUNE 30,                               DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                         1999                       1998                          1998
--------------------------------------------------------------------------------------------------------------------------------
                                                             % Gross                      % Gross                      % Gross
(Dollars in thousands)                          Amount      Loans(1)         Amount      Loans(1)        Amount        Loans(1)
--------------------------------------------------------------------------------------------------------------------------------
Real estate
   Construction and land development             $1,201        6.0%           $2,347        7.7%          $1,767          6.9%
   Residential mortgage                             633       29.7               551       28.2              920         29.8
   Other mortgage                                 2,983       22.6             3,252       20.7            3,419         22.2
Commercial and industrial                         1,474       11.3             1,274       11.9            1,764         10.3
Consumer                                          2,845       28.7             3,553       29.6            3,599         28.9
Unallocated                                       3,321        1.7             1,431        1.9            1,348          1.9
--------------------------------------------------------------------------------------------------------------------------------
Total allowance for credit losses               $12,457      100.0%          $12,408      100.0%         $12,817        100.0%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

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

The assurance plan is composed of five phases: 1) awareness; 2) assessment;
3) renovation; 4) validation; and, 5) implementation, which mirror guidelines developed by the Federal Financial Institutions Examination Council (FFIEC) to deal with the Year 2000 issue. The assurance plan includes a timeline for completion of all tasks identified. As of June 30, 1999, all critical tasks are current according to the timeline. Activities under each of the phases are ongoing as new vendor and customer relationships are created.

The task team has received guidance from various regulators including the Office of the Comptroller of the Currency (OCC), Securities and Exchange Commission (SEC), Office of Thrift Supervision (OTS), and FFIEC.

The task team established a program to educate all associates regarding the Year 2000 issue both for internal systems and as the issue may affect customers. Education of customers is continuing through periodic information in the form of brochures, seminars, a toll free information line, a web page, and participation in community forums. Both activities are consistent with the Year 2000 customer communication outline issued by the FFIEC on February 17, 1999.

All vendors who supply hardware, software and/or services of any type which may be affected by this issue have been identified and contacted. A total of four hundred eighty-eight (488) products and services are represented by this vendor listing and have been categorized as either mission critical (those that directly impact daily operations), concern (those that can be replaced with manual processes), or low priority (little or no impact on daily operations). Vendors have been surveyed as to their Year 2000 issue readiness. The task team has confirmed vendor responses by testing products and services where possible to verify their readiness.

Of the one hundred twenty-four (124) products and services identified as mission critical:

     A. Forty-two (42) are not date sensitive and are deemed Year 2000 issue ready.
     B. Nineteen (19) cannot be tested internally. The progress of these service providers' efforts addressing the Year 2000 issue are being closely monitored. All nineteen (19) advise that their products and/or services are either Year 2000 issue ready now or will be in advance of January 1, 2000. Examples of products and/or services that are not capable of internal testing include utilities and communications services.
     C.  Sixty-three (63) have been successfully tested.

Bancorp relies on Kirchman Corporation's Dimension 3000 software for maintaining customer accounting records. Kirchman is a provider of accounting systems for more than 1,000 banking clients worldwide. Kirchman's internal methodologies addressing Year 2000 issues have been reviewed and have received ITAA*2000 certification by the Information Technology Association of America, an independent non-profit organization. Further, Kirchman systems have passed all internal tests, and testing is complete.

The task team has developed procedures for assessing Year 2000 issue risk for its funds providers including, depositors, which are intended to manage and limit potential risks associated with large or significant concentrations of retail and commercial deposits. The Year 2000 issue readiness of providers of lines of credit have been reviewed.

The task team has also established procedures, utilizing the standard risk classifications employed to manage credit risk, for reviewing the Year 2000 issue readiness of borrowers. Loan relationships with balances exceeding $250,000, or which are particularly computer reliant, have been reviewed. Four (4) relationships totaling $748,328 have been risk rated "watch" and represent the total value of relationships adversely risk rated because of Year 2000 issue risk.

Bancorp's existing contingency plan has been enhanced to provide responses for Year 2000 issues. The contingency planning committee adopted the five phase model as recommended by the FFIEC and OCC advisory letter 98-7 and had an updated plan by December 31, 1998, as required by the regulators. Testing of business resumption plans was substantially complete at March 31, 1999.

To date, Bancorp has spent a total of $197,000 addressing Year 2000 issues and anticipates additional out-of-pocket expenses of $243,000 to complete. Work is done predominantly by existing associates as part of their normal work responsibilities. Bancorp does not separately track these internal costs which are principally payroll related. Costs for dealing with Year 2000 issues are being provided from operating revenues.

Bancorp believes its efforts, and those of its third-party providers, will effectively address Year 2000 issues before January 1, 2000. Because Bancorp is so reliant on third-party providers (whose products and services cannot be effectively tested such as utilities and telecommunications services) for support, Bancorp's normal business operations could be disrupted in the event one or more third-party providers fail to provide products and services as contracted. The most reasonably likely worst case Year 2000 issue scenario identified to date involves Bancorp's inability, for short periods, to provide services to customers. The worst case scenario is mitigated somewhat by an ability to manually process customer transactions, by the geographic penetration of our branch network, and by alternative service delivery methods, which include both proprietary and network ATMs, PC banking, telephone banking, and Express Bank, Bancorp's full-service mobile branch. Power and telecommunication services are critical, but might be interrupted for only a part of the branch network. Bancorp has a generator to provide power to operate computer systems and, by contract, has geographically remote facilities served by alternative sources of power to process work, if needed. Longer periods of disruption could affect Bancorp's ability to develop new business and could increase costs of operation and decrease revenues. Bancorp determined, in the most recent quarter, to purchase five (5) additional generators for placement strategically in its branch network. The generators will enhance Bancorp's ability to conduct business as usual in any natural disaster, in addition to any Year 2000 issue related power outage.

CAPITAL RESOURCES

Shareholders' equity totaled $130.0 million at June 30, 1999, a decrease of 1% compared with the 1998 year-end level of $130.8 million, and an increase of 1% from the year earlier level of $128.9 million. The fair value of the available-for-sale portfolio declined $5.2 million (net of deferred taxes) since year-end, reflecting the negative impact of higher market interest rates. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of June 30, 1999, as follows:

TABLE 5. CAPITAL RATIOS


                                     Risk-based Capital
------------------------------------------------------------------------------
                                  Tier 1            Total           Leverage
                                  Capital          Capital            Ratio
------------------------------------------------------------------------------
Actual                            13.39%           14.64%             8.89%
Regulatory Minimum                 4.00%            8.00%             3.00%
------------------------------------------------------------------------------
Excess                             9.39%            6.64%             5.89%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Because of inherent limitations in traditional cumulative gap analysis, however, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current re-pricing conditions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 6 presents Bancorp's MVE at June 30, 1999.

TABLE 6. Effects of Changes in Interest Rates on MVE at June 30, 1999



(Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Percent Change
                                                                                       -------------------------------------------
                                                               Hypothetical
                                     Market Value                Change                  Hypothetical
   Change in                        of Portfolio                 Increase                  Increase                        Board
   Interest Rates                     Equity                     (Decrease)                (Decrease)                    Limit(1)
----------------------------------------------------------------------------------------------------------------------------------
300 bp rise                         $ 105,925                  $ (27,814)                    (20.8)%                       (30.0)%
200 bp rise                           114,553                    (19,186)                    (14.3)                        (20.0)
100 bp rise                           123,676                    (10,063)                     (7.5)                        (10.0)
Base scenario                         133,739                         --                        --                            --
100 bp decline                        144,048                     10,309                       7.7                         (10.0)
200 bp decline                        155,049                     21,310                      15.9                         (20.0)
300 bp decline                        166,835                     33,096                      24.7                         (30.0)

(1)      Established by Bancorp's Board of Directors

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates. At June 30, 1999 and 1998, the changes in net interest income and or MVE calculated under these alternative methods were within limits established by the Board of Directors and monitored by ALCO.

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

                   10.10 Employment Agreement between F&M Bancorp, Home Federal
                         Savings Bank and Celia S. Ausherman. Filed as Exhibit
                         10.10 to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                   10.12 Form of F&M Bancorp stock options substituted for
                         Monocacy Bancshares, Inc. stock options granted under the Monocacy Bancshares, Inc. 1994 Stock Incentive Plan and the Monocacy Bancshares, Inc. 1997 Independent
                         Director Stock Option Plan. Filed as an exhibit hereto and incorporated herein by reference.

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

                   10.18 Home Federal Corporation Deferred Compensation Plan
                         for Non-Employee Directors. Filed as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

                   10.19 F&M Bancorp 1999 Employee Stock Option Plan. Filed as
                         Exhibit 10.19 on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.


                   10.20 F&M Bancorp 1999 Stock Option Plan for Non-Employee
                         Directors. Filed as Exhibit 10.20 on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

                    11. Statement re: computation of per share earnings. Filed as an exhibit hereto and incorporated herein by reference.

                    27. Financial Data Schedule. Filed as an exhibit hereto and incorporated herein by reference.

(b)      Reports on Form 8-K


                     1.  No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1999.

Under Part II, items 1 through 3 and item 5 have been omitted since the item is either inapplicable or the answer is negative.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 F&M BANCORP
                                                 --------------------------
                                                 (Registrant)


       August 16, 1999                           /s/ David L. Spilman
    ---------------------                        ---------------------------
            Date                                 DAVID L. SPILMAN
                                                 TREASURER