Form 10-Q
period 1999-09-30
F&M BANCORP
filed 1999-11-15
CIK 736473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                       OR

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



      Common Stock of 9,360,885 shares outstanding as of October 31, 1999.

                            Exhibit index on page 32.

--------------------------------------------------------------------------------

                                   F&M BANCORP
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                                       PAGE
         Consolidated Balance Sheets,
         September 30, 1999 and 1998 (Unaudited) and December 31, 1998.................................3

         Consolidated Statements of Income and Comprehensive Income (Unaudited),
         Three and Nine Months Ended September 30, 1999 and 1998.......................................5

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited),
         Nine Months Ended September 30, 1999 and Twelve Months Ended December 31, 1998................7

         Consolidated Statements of Cash Flows (Unaudited),
         Nine Months Ended September 30, 1999 and 1998.................................................8

         Notes to Consolidated Financial Statements (Unaudited).......................................10

         Management's Discussion and Analysis of Financial Condition and Results of Operations........18

         Quantitative and Qualitative Disclosures About Market Risk...................................30

PART II     OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................................................32

         Signatures...................................................................................35


                           CONSOLIDATED BALANCE SHEETS
                          F&M BANCORP AND SUBSIDIARIES


                                                    September 30,     September 30,      December 31,
                                                        1999              1998               1998
(Dollars in thousands, except per share amounts)     (Unaudited)       (Unaudited)
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                             $    48,398      $    43,909        $    47,665
Federal funds sold                                        8,324           20,732             11,652
Interest-bearing deposits with banks                      3,860           18,064             16,737
-----------------------------------------------------------------------------------------------------
Total cash and cash equivalents                          60,582           82,705             76,054
-----------------------------------------------------------------------------------------------------
Loans held for sale                                       1,997            3,146              4,810
-----------------------------------------------------------------------------------------------------

Investment securities:
   Held-to-maturity, fair value $106,131,
     $102,687 and $100,478, respectively                107,355          100,351             98,231
   Available-for-sale, at fair value                    310,350          285,024            322,651
-----------------------------------------------------------------------------------------------------
Total investment securities                             417,705          385,375            420,882
-----------------------------------------------------------------------------------------------------
Loans, net of unearned income                           934,431          883,780            891,741
Less:  Allowance for credit losses                      (12,425)         (12,480)           (12,817)
-----------------------------------------------------------------------------------------------------
Net loans                                               922,006          871,300            878,924
-----------------------------------------------------------------------------------------------------
Bank premises and equipment, net                         30,797           31,731             31,252
Other real estate owned                                   1,147            2,294              1,705
Interest receivable                                      10,331            8,831              9,478
Intangible assets                                         6,908            7,018              6,875
Other assets                                             24,282           20,601             20,667
-----------------------------------------------------------------------------------------------------
Total assets                                         $1,475,755       $1,413,001         $1,450,647
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                      F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                      September 30,     September 30,    December 31,
                                                          1999              1998             1998
(Dollars in thousands, except per share amounts)       (Unaudited)       (Unaudited)
-----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest-bearing                                 $  133,963       $  139,021       $  152,076
   Interest-bearing                                     1,001,481          949,840          986,118
-----------------------------------------------------------------------------------------------------
Total deposits                                          1,135,444        1,088,861        1,138,194
Short-term borrowings:
   Federal funds purchased and securities sold
     under agreements to repurchase                        90,256           56,820           57,626
   Other short-term borrowings                              1,746            1,866           14,776
Long-term borrowings                                      103,746          116,155           94,246
Accrued interest and other liabilities                     14,275           16,604           14,440
-----------------------------------------------------------------------------------------------------
Total liabilities                                       1,345,467        1,280,306        1,319,282
-----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, par value $5 per share;
   authorized 50,000,000 shares;
   issued and outstanding 9,360,856
   shares (1) , 8,819,621 shares, and
   8,834,242 shares, respectively                          46,804           44,098           44,172
Surplus                                                    73,970           60,898           61,214
Retained earnings                                          16,468           26,984           25,760
Accumulated other comprehensive (loss) income              (6,954)             715              219
-----------------------------------------------------------------------------------------------------
Total shareholders' equity                                130,288          132,695          131,365
-----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $1,475,755       $1,413,001       $1,450,647
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


(1) Restated to reflect 5% stock dividend paid July 28, 1999.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                         Three months ended        Nine months ended
                                                             September 30,            September 30,
(Dollars in thousands, except per share amounts)          1999          1998         1999      1998
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                             $19,022     $19,324     $56,194     $58,041
   Interest and dividends on investment securities:
     Taxable                                                4,572       3,872      13,375      11,626
     Tax-exempt                                             1,495       1,208       4,433       3,352
   Interest on deposits with banks                            248         405         829         865
   Interest on federal funds sold                              27          38         220         321
-----------------------------------------------------------------------------------------------------
Total interest income                                      25,364      24,847      75,051      74,205
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                     9,762       9,847      29,312      28,846
   Interest on federal funds purchased and
     securities sold under agreements to repurchase           772         641       1,893       1,750
   Interest on Federal Home Loan Bank borrowings            1,339       1,267       4,032       4,001
   Interest on other short-term borrowings                     25          14          54         110
-----------------------------------------------------------------------------------------------------
   Total interest expense                                  11,898      11,769      35,291      34,707
-----------------------------------------------------------------------------------------------------
Net interest income                                        13,466      13,078      39,760      39,498
   Provision for credit losses                                100         625         950       1,781
-----------------------------------------------------------------------------------------------------
Net interest income after provision
     for credit losses                                     13,366      12,453      38,810      37,717
-----------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Trust income                                               683         696       2,193       2,073
   Service charges on deposit accounts                      1,583       1,407       4,547       4,434
   Insurance income                                         1,577       1,379       4,965       4,487
   Gains on sales of loans                                    199         401         552       1,561
   Gains on sales of securities                                15         159          14         897
   Other operating income                                   1,355       1,326       3,996       4,165
-----------------------------------------------------------------------------------------------------
   Total noninterest income                                 5,412       5,368      16,267      17,617
-----------------------------------------------------------------------------------------------------


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                       Three months ended        Nine months ended
                                                          September 30,             September 30,
 (Dollars in thousands, except per share amounts)        1999      1998         1999       1998
---------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries                                              6,346     5,762       17,393        17,568
   Pension and other employee benefits                   1,220     1,097        3,655         4,013
   Occupancy and equipment expense                       1,799     2,006        5,553         6,062
   Other operating expense                               3,769     3,217       11,510        10,519
---------------------------------------------------------------------------------------------------
   Total noninterest expense                            13,134    12,082       38,111        38,162
---------------------------------------------------------------------------------------------------
   Income before provision for income taxes              5,644     5,739       16,966        17,172
   Provision for income taxes                            1,539     1,612        4,569         4,786
---------------------------------------------------------------------------------------------------
Net Income                                             $ 4,105   $ 4,127     $ 12,397      $ 12,386
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
   Unrealized (losses) gains on securities            $ (2,028)    $ 823     $ (7,182)       $ (223)
   Reclassification adjustment for gains and
         (losses) included in net income                     9       100            9           585

---------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                       (2,019)      923       (7,173)          362
---------------------------------------------------------------------------------------------------
Comprehensive income                                   $ 2,086   $ 5,050      $ 5,224      $ 12,748
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE-BASIC (1)
   Based on weighted average shares outstanding
     of 9,339,761 for 1999, 9,248,497 for 1998            $.44      $.45        $1.33         $1.34
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE-DILUTED (1)
   Based on weighted average shares outstanding
   of 9,394,604 for 1999, 9,362,091 for 1998              $.44      $.44        $1.32         $1.32
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Dividends per Share (1)                                   $.27      $.20         $.79          $.74
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------


(1) Restated for 5% Stock Dividend paid July 28, 1999.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                                                       Accumulated
                                                                                         Other
                                                  Common                  Retained    Comprehensive
(Dollars in thousands except per share amounts)    Stock      Surplus     Earnings    Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       $42,389    $48,874      $34,245        $353        $125,861
Net income                                              --         --       13,556          --          13,556
Dividend reinvestment plan                              --         --         (120)         --            (120)
Cash dividends paid ($1.01 per share)                   --         --       (9,340)         --          (9,340)
Stock consideration for options exercised
     (3,217 shares)                                    (16)       (19)         (90)         --            (125)
Stock options exercised                                285      1,382           --          --           1,667
Stock dividend (302,819 shares)                      1,514     10,977      (12,491)         --              --
Other comprehensive income                              --         --           --        (134)           (134)
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                       $44,172    $61,214      $25,760        $219        $131,365
Net income                                              --         --       12,397          --          12,397
Dividend reinvestment plan                              --         --          (82)         --             (82)
Cash dividends paid ($.79 per share)                    --         --       (7,585)         --          (7,585)
Stock consideration for options exercised
     (11,554 shares)                                   (58)       (50)        (261)         --            (369)
Stock options exercised (94,964 shares)                471      1,264           --          --           1,735
Stock dividend (443,884 shares)(1)                   2,219     11,542      (13,761)         --              --
Other comprehensive income                              --         --           --      (7,173)         (7,173)
----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                      $46,804    $73,970      $16,468     $(6,954)       $130,288

----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


(1)  5% Stock Dividend paid July 28, 1999

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                                               Nine Months Ended
                                                                                 September 30,
(Dollars in thousands)                                                       1999            1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $  12,397       $  12,386
Adjustments to reconcile net income to net cash
   provided by operating activities
     Provision for credit losses                                               950           1,781
     Depreciation and amortization                                           2,364           2,664
     Amortization of intangibles                                               807             388
     Net premium amortization on investment securities                         613             (23)
     (Increase) decrease in interest receivable                               (853)            715
     Increase in interest payable                                            1,683               3
     Deferred income tax benefit                                                --            (230)
     Amortization (Accretion) of net loan origination fees                      39            (182)
     Loss (Gain) on sales of property                                           12            (422)
     (Gain) on sales/calls of securities                                       (14)           (897)
     Decrease in loans held for sale                                         2,813           3,068
     Increase in other assets                                                 (563)           (920)
     Decrease in other liabilities                                          (1,848)         (1,243)
     Other                                                                      --          (1,630)
------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                18,400          15,458
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities to be held-to-maturity               (19,477)        (18,613)
   Purchases of investment securities available-for-sale                  (119,239)       (309,882)
   Proceeds from calls of securities held-to-maturity                           --          10,541
   Proceeds from sales/calls of securities available-for-sale               12,995         114,155
   Proceeds from maturing securities available-for-sale                    108,182         146,424
   Proceeds from maturing securities held-to-maturity                        9,881           2,459
   Net (increase) decrease in loans                                        (44,071)          2,130
   Purchases of premises and equipment                                      (1,910)         (1,562)
   Proceeds from sales of property                                             558           4,101
   Other investing activities                                                 (840)         (1,427)
------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                   (53,921)        (51,674)
------------------------------------------------------------------------------------------------------


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      F&M BANCORP AND SUBSIDIARIES (CONT.)


                                                                            Nine Months Ended
                                                                               September 30,
(Dollars in thousands)                                                      1999        1998
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in noninterest-bearing deposits, interest-bearing
     checking, savings and money market accounts                           15,303       8,257
   Net (decrease) increase in certificates of deposit                     (18,053)     27,228
   Net increase in federal funds purchased and
     securities sold under agreements to repurchase                        32,630      11,768
   Net increase in other short-term borrowings                              9,500      54,735
   Net decrease in long-term borrowings                                   (13,030)    (37,855)
   Cash dividends paid                                                     (7,585)     (6,997)
   Dividend reinvestment plan                                                 (82)        (96)
   Proceeds from issuance of common stock                                   1,366       1,113
-----------------------------------------------------------------------------------------------
   Net cash provided by financing activities                               20,049      58,153
-----------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                   (15,472)     21,937
   Cash and cash equivalents at beginning of period                        76,054      60,768
-----------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                             $60,582     $82,705
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for interest                                             $33,630     $31,071
   Cash payments for income tax                                             4,002       4,359

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment for securities available for sale,
     net of  income taxes                                                  (7,173)        230


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

NOTE 2. PENDING ACQUISITION

On September 7, 1999, Bancorp announced it had reached a definitive agreement to acquire all of the outstanding capital stock of Patapsco Valley Bancshares, Inc., Ellicott City, Maryland, in a tax-free transaction. Under the terms of the agreement, Patapsco will merge with and into Bancorp. On the effective date of the merger, each share of Patapsco common stock will be converted into 1.18 shares of Bancorp's common stock, subject to adjustment in certain circumstances. The transaction is subject to the approval of federal regulatory authorities and Patapsco shareholders and is expected to be completed in late 1999 or early 2000.

NOTE 3. ACQUISITIONS

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


NOTE 4. INVESTMENT SECURITIES


Investment securities are summarized as follows:
                                                                         September 30, 1999
---------------------------------------------------------------------------------------------------------
                                                                       Gross        Gross     Estimated
                                                       Amortized    Unrealized   Unrealized     Fair
(In thousands)                                           Cost          Gains       Losses       Value
---------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies        $ 126,838      $   59      $  2,933    $ 123,964
   Obligations of states and political subdivisions      38,234         412         1,732       36,914
   Mortgage-backed securities                           138,332          13         5,443      132,902
---------------------------------------------------------------------------------------------------------
Total debt securities                                   303,404         484        10,108      293,780
Equity securities                                        16,837          --           267       16,570
---------------------------------------------------------------------------------------------------------
Total available-for-sale                                320,241         484        10,375      310,350
---------------------------------------------------------------------------------------------------------
Held-to-maturity:
   Obligations of states and political subdivisions      96,579         570         1,775       95,374
   Mortgage-backed securities                            10,776          37            56       10,757
---------------------------------------------------------------------------------------------------------
Total held-to-maturity                                  107,355         607         1,831      106,131
---------------------------------------------------------------------------------------------------------
Total investment securities                            $427,596      $1,091       $12,206     $416,481
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



                                                                         September 30, 1998
---------------------------------------------------------------------------------------------------------------
                                                                         Gross         Gross         Estimated
                                                         Amortized    Unrealized    Unrealized         Fair
(In thousands)                                             Cost          Gains        Losses           Value
---------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies           $134,976     $   932           $ 36       $  135,872
   Obligations of states and political subdivisions        23,239         333             --           23,572
   Other debt securities                                    7,697          --             --            7,697
   Mortgage-backed securities                              98,246         271             42           98,475
---------------------------------------------------------------------------------------------------------------
Total debt securities                                     264,158       1,536             78          265,616
Equity securities                                          19,681          --            273           19,408
---------------------------------------------------------------------------------------------------------------
Total available-for-sale                                  283,839       1,536            351          285,024
---------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                991           9             --            1,000
   Obligations of states and political subdivisions        83,080       2,082             25           85,137
   Mortgage-backed securities                              16,280         270             --           16,550
---------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                    100,351       2,361             25          102,687
---------------------------------------------------------------------------------------------------------------
Total investment securities                              $384,190    $  3,897           $376         $387,711
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



                                                                        December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                        Gross        Gross         Estimated
                                                        Amortized    Unrealized   Unrealized         Fair
(In thousands)                                            Cost          Gains       Losses           Value
-------------------------------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Treasury securities and obligations of
     U.S. government corporations and agencies         $ 118,271      $  618       $   110        $ 118,779
   Obligations of states and political subdivisions       41,590         554           233           41,911
   Other debt securities                                   2,328           9            --            2,337
   Mortgage-backed securities                            140,374         275           485          140,164
-------------------------------------------------------------------------------------------------------------
Total-debt securities                                    302,563       1,456           828          303,191
Equity securities                                         19,727          --           267           19,460
-------------------------------------------------------------------------------------------------------------
Total available-for-sale                                 322,290       1,456         1,095          322,651
-------------------------------------------------------------------------------------------------------------
Held-to-maturity:
   Obligations of states and political subdivisions       83,757       2,166           140           85,783
   Mortgage-backed securities                             14,474         221            --           14,695
-------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                    98,231       2,387           140          100,478
-------------------------------------------------------------------------------------------------------------
Total investment securities                             $420,521      $3,843      $  1,235         $423,129
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


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

The amortized cost and estimated fair values of investments at September 30, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                    Estimated
                                                       Amortized       Fair
(in thousands)                                          Cost           Value
-------------------------------------------------------------------------------
Available-for-sale:
   Within 1 year                                       $26,867        $26,832
   After 1 but within 5 years                           56,462         55,632
   After 5 years but within 10 years                    70,336         67,778
   After 10 years                                       11,407         10,635
   Mortgage-backed securities                          138,332        132,903
   Equity securities                                    16,837         16,570
-------------------------------------------------------------------------------
   Total available-for-sale                            320,241        310,350
-------------------------------------------------------------------------------
Held-to-maturity:
   Within 1 year                                         7,512          7,567
   After 1 but within 5 years                           32,283         32,679
   After 5 years but within 10 years                    20,735         20,539
   After 10 years                                       36,049         34,589
   Mortgage-backed securities                           10,776         10,757
-------------------------------------------------------------------------------
   Total held-to-maturity                              107,355        106,131
-------------------------------------------------------------------------------
Total investment securities                           $427,596       $416,481
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $160.4 million at September 30, 1999.

NOTE 5. LOANS

Loans, net of unearned income, consist of the following:


                                                     September 30,  December 31,
--------------------------------------------------------------------------------
(In thousands)                                       1999      1998      1998
--------------------------------------------------------------------------------
Real Estate Loans
   Construction and land development                $56,457  $ 69,616  $ 61,328
   Secured by farmland                                8,114     8,588     8,452
   Residential mortgage                             274,543   258,813   265,394
   Other mortgage                                   213,129   184,013   198,131
Agricultural                                            982       556       560
Commercial and industrial loans                     109,267    93,367    92,091
Consumer                                            268,711   261,031   257,968
Other loans                                           3,228     7,796     7,817
--------------------------------------------------------------------------------
Totals                                             $934,431  $883,780  $891,741
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Loans to states and political subdivisions and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.


NOTE 6. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:


                                               September 30,   December 31,
-----------------------------------------------------------------------------
(In thousands)                                 1999      1998        1998
-----------------------------------------------------------------------------
Bank premises and land                        $29,526    $29,036    $28,978
Furniture and equipment                        24,693     24,196     24,430
Leasehold improvements                          3,014      2,930      2,908
-----------------------------------------------------------------------------
                                               57,233     56,162     56,316
Less accumulated depreciation                 (26,436)   (24,431)   (25,064)
-----------------------------------------------------------------------------
Net premises and equipment                    $30,797    $31,731    $31,252
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


NOTE 7.  COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to a benefit of $1.3 million and a provision of $581 thousand for the third quarter of 1999 and 1998, respectively and a benefit of $4.5 million and a provision of $228 thousand for the nine months ended September 30, 1999 and 1998, respectively.

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


---------------------------------------------------------------------------------------------------
                                Three Months Ended  September 30,  Nine Months Ended September 30,
(Dollars in thousands)               1999             1998             1999              1998
---------------------------------------------------------------------------------------------------
Net income                          $4,105            $4,127          $12,397           $12,386
                                    ======            ======           ======            ======
Basic EPS
   Shares                        9,355,737         9,260,586        9,339,761         9,248,497
   EPS                               $0.44             $0.45            $1.33             $1.34

Dilutive Shares
   Stock options                    46,861           114,771           54,843           113,594
   EPS                               $0.00             $0.01            $0.01             $0.02

Diluted EPS
   Shares including options      9,402,598         9,375,357        9,394,604         9,362,091
   EPS                               $0.44             $0.44            $1.32             $1.32
---------------------------------------------------------------------------------------------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

F&M Bancorp's net income, before special items, for the third quarter of 1999 was $4.209 million, or $0.45 diluted earnings per share, compared with earnings before special items of $4.049 million, or $0.43 diluted earnings per share, for the third quarter of 1998. Per share amounts reported previously have been restated to give effect to a 5% stock dividend issued in July 1999 and the acquisitions of Keller-Stonebraker Insurance, Inc., completed in May 1998, Monocacy Bancshares, Inc., completed in November 1998 and Potomac Basin Group Associates, Inc., completed in July 1999, all accounted for as a pooling-of-interests. Including special items, net income of $4.105 million, or $0.44 diluted earnings per share for the third quarter of 1999 decreased slightly from $4.127 million, or $0.44 diluted earnings per share for the third quarter of 1998. Third quarter 1999 earnings were favorably impacted by a decrease in the provision for credit losses of $525 thousand, or 84%, as well as a decrease in occupancy and equipment expense of $207 thousand, or 10%, compared to the third quarter of last year. These decreases were offset by increases in salary expense of $584 thousand, or 10%, and pension and other employee benefits of $123 thousand, or 11%, when compared to the third quarter of 1998. Returns on average assets and average equity were 1.12% and 12.45%, respectively, for the third quarter of 1999 compared with 1.20% and 12.64%, respectively, for the third quarter of 1998.

Net income before special items for the nine months ended September 30, 1999 was $12.501 million, or $1.33 diluted earnings per share compared with $11.911 million or $1.27 diluted earnings per share for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 compared with September 30, 1998, net income including special items increased slightly to $12.397 million, or $1.32 diluted earnings per share, compared to $12.386 million, or $1.32 diluted earnings per share. Returns on average assets and average equity were 1.14% and 12.56%, respectively, for the first nine months of 1999 compared with 1.23% and 12.92%, respectively, for the first nine months of 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 71% of gross revenue through the first nine months of 1999. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date periods are presented on a comparative basis in Table 1. Net interest income on a taxable-equivalent basis increased by 4%, or $533 thousand for the third quarter of 1999, compared to the third quarter of 1998, and 2%, or $829 thousand for the first nine months of 1999, compared to the first nine months of 1998. Average earning assets increased 8% for the third quarter and first nine months of 1999 compared with the same periods in 1998. Average loan growth amounted to an increase of 4% for the quarter and 2% for the nine months ended September 30, 1999 as compared to the same periods last year. The average balance in the investment portfolio increased $72.7 million, or 20% for the quarter and $80.8 million, or 23% for the nine months partially in recognition of expected loan demand. The yield on earning assets across all sectors decreased 40 basis points to 7.63% and 45 basis points to 7.65% for the three and nine months ended September 30, 1999, respectively, compared with the same periods last year.

Table 1. Consolidated Average Balances, Interest and Average Rates (Taxable
         Equivalent Basis)


                                                                                September 30,
------------------------------------------------------------------------------------------------------------------
                                                                   1999                                 1998
------------------------------------------------------------------------------------------------------------------
                                                  QTD Average             Average  QTD Average            Average
(Dollars in thousands)                             Balance      Interest   Rate      Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------
ASSETS
INTEREST-EARNING ASSETS:
Short-term funds                                   $  19,079    $    275    5.77%  $   25,692   $   443    6.90%
------------------------------------------------------------------------------------------------------------------
 Investment securities: (1)
     Tax-exempt(2)                                   133,300       2,265    6.80      102,420     1,830    7.15
     Taxable                                         298,887       4,572    6.12      257,037     3,872    6.03
------------------------------------------------------------------------------------------------------------------
Total investment securities                          432,187       6,837    6.33      359,457     5,702    6.35
------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale            910,698      19,069    8.31      875,562    19,374    8.78
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets and average yield    1,361,964      26,181    7.63    1,260,711    25,519    8.03
------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST-EARNING ASSETS                      96,809                           99,977
------------------------------------------------------------------------------------------------------------------
Total assets                                      $1,458,773                       $1,360,688
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
LIABILITIES
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Savings                                      $  148,637    $    805    2.15%    $152,695   $   951    2.47%
     Checking                                        160,083         902    2.24      136,900       866    2.51
     Money market accounts                           190,506       1,464    3.05      149,403     1,060    2.81
     Certificates of deposit                         512,246       6,591    5.10      505,523     6,970    5.47
------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                    1,011,472       9,762    3.83      944,521     9,847    4.14
------------------------------------------------------------------------------------------------------------------

Short-term borrowings:
   Federal funds purchased and securities
     sold under agreements to repurchase              66,855         772    4.58       50,395       641    5.05
   Other short-term borrowings                         8,044         112    5.52       19,758       274    5.50
------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                        74,899         884    4.68       70,153       915    5.17
------------------------------------------------------------------------------------------------------------------
   Long-term borrowings                               93,217       1,252    5.33       69,910     1,007    5.71
------------------------------------------------------------------------------------------------------------------
   Total borrowed funds                              168,116       2,136    5.04      140,063     1,922    5.44
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities and             1,179,588      11,898    4.00    1,084,584    11,769    4.31
    average rate incurred
------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
   Demand deposits                                   135,312                          131,686
   Other liabilities                                  13,021                           14,879
   Shareholders' equity                              130,852                          129,539
------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                      $1,458,773                       $1,360,688
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net interest income                                              $14,283                        $13,750
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net interest spread                                                         3.63%                          3.72%
------------------------------------------------------------------------------------------------------------------
Net interest margin                                                         4.16%                          4.33%
------------------------------------------------------------------------------------------------------------------


Table 1. (continued)  Consolidated Average Balances, Interest and Average Rates
                      (Taxable Equivalent Basis)


                                                                                September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                   1999                                  1998
----------------------------------------------------------------------------------------------------------------------------
                                                  YTD Average                Average    YTD Average                 Average
(Dollars in thousands)                              Balance      Interest     Rate        Balance      Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS
INTEREST-EARNING ASSETS:
Short-term funds                                    $29,767      $1,049       4.70%        $28,140      $1,186       5.62%
----------------------------------------------------------------------------------------------------------------------------
 Investment securities: (1)
     Tax-exempt(2)                                  130,949       6,717       6.84          94,836       5,079       7.14
     Taxable                                        295,833      13,375       6.03         251,108      11,626       6.17
----------------------------------------------------------------------------------------------------------------------------
Total investment securities                         426,782      20,092       6.28         345,944      16,705       6.44
----------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale           897,061      56,341       8.40         881,814      58,178       8.82
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets and average yield   1,353,610      77,482       7.65       1,255,898      76,069       8.10
----------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST-EARNING ASSETS                     94,969                                 93,220
----------------------------------------------------------------------------------------------------------------------------
Total assets                                     $1,448,579                             $1,349,118
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits:
     Savings                                       $150,833      $2,562       2.27%       $157,685      $2,931       2.49%
     Checking                                       155,592       2,717       2.33         137,723       2,644       2.57
     Money market accounts                          177,201       3,855       2.91         143,198       2,945       2.75
     Certificates of deposit                        518,278      20,178       5.21         496,556      20,326       5.47
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                   1,001,904      29,312       3.91         935,162      28,846       4.12
----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
   Federal funds purchased and securities
     sold under agreements to repurchase             58,537       1,893       4.32          46,580       1,750       5.02
   Other short-term borrowings                        7,393         309       5.59          44,037       1,833       5.57
----------------------------------------------------------------------------------------------------------------------------
   Total short-term borrowings                       65,930       2,202       4.47          90,617       3,583       5.29
----------------------------------------------------------------------------------------------------------------------------
   Long-term borrowings                              95,233       3,777       5.30          51,819       2,278       5.88
----------------------------------------------------------------------------------------------------------------------------
   Total borrowed funds                             161,163       5,979       4.96         142,436       5,861       5.50
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities and            1,163,067      35,291       4.06       1,077,598      34,707       4.31
   average rate incurred
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING LIABILITIES
   Demand deposits                                  139,071                                133,049
   Other liabilities                                 14,460                                 10,341
   Shareholders' equity                             131,981                                128,130
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                     $1,448,579                             $1,349,118
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $42,191                                $41,362
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net interest spread                                                           3.59%                                  3.79%
----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                           4.17%                                  4.40%
----------------------------------------------------------------------------------------------------------------------------


(1)  Average Balances and the related average rate are based on amortized cost.
(2)  Based on an effective federal tax rate of 35% for 1999 and 1998.

Average interest-bearing deposits increased $67.0 million, or 7%, and $66.7 million, or 7%, for the three and nine month periods, respectively, over last year. Growth occurred in nearly all deposit products, with the exception of basic savings. Additional long-term funding was provided principally by Federal Home Loan Bank advances, which average balance increased $23.3 million, or 33%, for the three months and $43.4 million, or 83.8% for the nine months ended September 30, 1999, respectively, as compared to last year.

Challenged by the decline in market interest rates between the comparable periods, and low growth in loans, the net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, decreased 17 basis points to 4.16% and 23 basis points to 4.17% for the three-and nine-month periods ended September 30, 1999, respectively, as compared to last year.

PROVISION FOR CREDIT LOSSES.

Bancorp decreased the provision for credit losses by 84% to $100 thousand for the third quarter of 1999 compared with $625 thousand for the third quarter of 1998. The decrease was attributable to a significant recovery realized in the third quarter of $225 thousand, coupled with improvement in credit quality. For the nine-month period ended September 30, 1999, the provision decreased $831 thousand or 47% as compared to last year. The decreases were attributed to an improvement in credit quality.

NONINTEREST INCOME.

Total noninterest income increased 1% to $5.412 million for the quarter ended September 30, 1999 compared with $5.368 million for the quarter ended September 30, 1998. Service charges on deposit accounts increased $176 thousand, or 13% for the third quarter of 1999 compared to the third quarter of 1998. Insurance income increased 14% to $1.577 million for the third quarter of 1999 from $1.379 million for the third quarter of 1998. These increases were partially offset by a decrease in gains on sales of securities of $144 thousand, or 91% compared to the third quarter of last year. Additionally, gains on sales of loans decreased $202 thousand, or 50%, for the third quarter of 1999 compared with the same quarter last year due to the more favorable rate environment and high refinance activity that occurred during the third quarter of 1998.

For the comparable nine month periods, total noninterest income declined by 8% to $16.3 million for 1999 from $17.6 million for 1998. Excluding gains from the sales of securities in both years and other one-time gains/(losses) realized in 1998, principally $489 thousand realized from the sale of the former headquarters facility, noninterest income decreased $72 thousand, or less than 1%. Trust and investment management income increased $120 thousand, or 6%, relating to growth in managed assets. Insurance income increased $478 thousand, or 11%, and service charges on deposit accounts increased $113 thousand, or 3%, for the nine months ended September 30, 1999 as compared to last year. Gains on the sales of loans decreased to $552 thousand for the first nine months of 1999, down 65% from $1.6 million for the same period in 1998 related to the same factors described for the quarter. Other operating income decreased 4% at September 30, 1999 compared to the first nine months of last year. For the nine months ended September 30, 1998, other operating income included the nonrecurring gains referred to above. Excluding these gains in 1998, other operating income increased 6% over last year.

NONINTEREST EXPENSE.

Total noninterest expense increased 9% to $13.1 million for the third quarter of 1999 compared with $12.1 million for the third quarter of last year. Salary expense increased $584 thousand, or 10% for the third quarter of 1999 as compared to the third quarter of 1998 and pension and employee benefits increased $123 thousand or 11% for the comparable periods. For the third quarter of 1999 occupancy and equipment expense decreased $207 thousand, or 10% as compared to the third quarter of 1998. Other operating expense increased $552 thousand, or 17% compared to the third quarter of last year. Bancorp's efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) increased to 64.6% for the quarter ended September 30, 1999 from 62.5% for the quarter ended September 30, 1998.

For the comparable nine-month periods, total noninterest expense decreased $51 thousand to $38.1 million at September 30, 1999. Salary expense decreased $175 thousand, or 1% and pension and other employee benefits decreased $358 thousand, or 9% for the nine months ended September 30, 1999, as compared to the same period in 1998. Occupancy and equipment expense fell $509 thousand, or 8% for the comparable nine-month periods. Other operating expense increased $991 thousand, or 9% to $11.5 million for the nine months ended September 30, 1999 from $10.5 million for the same period last year. For the year-to-date periods, the efficiency ratio declined to 63.7% for 1999 compared with 63.8% for 1998.

INCOME TAXES.

The provision for income taxes declined 5% to $1.539 million for the third quarter of 1999, from $1.612 million for the third quarter of 1998. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective tax rate for the third quarter of 1999 and 1998 was 27% and 28%, respectively. Income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities. For the nine months ended September 30, 1999 and 1998, the effective tax rate was 27% and 28%, respectively.

NONPERFORMING ASSETS

Table 2 summarizes Bancorp's nonperforming assets and contractually past-due loans. Through asset resolutions and sales, total nonperforming assets at September 30, 1999 declined $4.3 million compared with year-earlier levels and declined $1.6 million since year-end 1998. Loans past due 90 days or more as to interest or principal increased $671 thousand compared with prior year levels and decreased $364 thousand since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

POTENTIAL PROBLEM LOANS

At September 30, 1999, Bancorp had $21.8 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset.

These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 1998, potential problem loans totaled $23.1 million.

TABLE 2.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS


                                                                       September 30,       December 31,
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                1999          1998         1998
---------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans(1)                                             $  3,152      $  6,300      $ 4,196
   Other real estate owned net of valuation allowance(2)              1,147         2,294        1,705
---------------------------------------------------------------------------------------------------------
Total nonperforming assets                                         $  4,299      $  8,594      $ 5,901
---------------------------------------------------------------------------------------------------------
Loans past due 90 or more days as to interest or principal(3)      $  1,627        $  956      $ 1,991
---------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                                    0.34%          0.71%        0.47%
Nonperforming assets to total loans and other real estate owned       0.46%          0.97%        0.66%
Nonperforming assets to total assets                                  0.29%          0.61%        0.41%
Allowance for credit losses times nonperforming loans                 3.94x          1.98x        3.05x
Allowance for credit losses times nonperforming assets                2.89x          1.45x        2.17x


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

      (3) Nonaccrual loans are not included.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level, which in management's judgement, is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the adequacy of the allowance is performed considering factors such as historical relationships among loans outstanding, loss experience, delinquency levels, individual loan reviews, and evaluation of the present and future local and national economic environment. While management believes the allowance for credit losses is adequate at September 30, 1999, the estimate of losses and related allowance are subject to change due to economic and other uncertainties inherent in the estimation process.

As reflected in Table 3, the allowance for credit losses as a percentage of loans decreased to 1.33% as of September 30, 1999 from 1.41% at September 30, 1998. Net loan charge-offs during the first nine months of 1999 decreased $28 thousand to $1.342 million as compared to $1.370 million for the first nine months of 1998.

Bancorp had loans amounting to approximately $1.7 million and $4.7 million at September 30, 1999 and September 30, 1998, respectively, that were specifically classified as impaired and included in nonaccrual loans in Table 2. The average balance of impaired loans for the nine-month periods ended September 30, 1999 and September 30, 1998 amounted to $1.8 million and $5.0 million, respectively. Cash receipts for these same periods were $1.7 million and $519 thousand, respectively. The average balance of impaired loans for the three-month periods ended September 30, 1999 and September 30, 1998 amounted to $1.4 million and $5.0 million, respectively. Cash receipts for these same periods were $259 thousand and $105 thousand, respectively. All cash receipts were applied to the principal balance of the impaired loans except for $37 thousand that was recognized as interest income for the nine months ended September 30, 1999. There was no specific allowance for credit losses related to these impaired loans at September 30, 1999. The specific allowance for credit losses related to impaired loans at September 30, 1998 was $646,000.

TABLE 3.        ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES


                                                                         Period ended
-------------------------------------------------------------------------------------------------
                                                                  September 30,  December 31,
-------------------------------------------------------------------------------------------------
(Dollars in thousands)                                          1999        1998          1998
-------------------------------------------------------------------------------------------------
Average loans outstanding less average unearned income (1)    $897,061     $881,814     $875,196
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Allowance for credit losses at beginning of year               $12,817      $12,069      $12,069
-------------------------------------------------------------------------------------------------
Charge-offs:
   Real estate                                                     483          507        1,053
   Commercial and industrial                                       131          148          273
   Consumer                                                      2,727        3,012        4,010
-------------------------------------------------------------------------------------------------
Total loans charged-off                                          3,341        3,667        5,336
-------------------------------------------------------------------------------------------------
Recoveries:
   Real estate                                                     302          414          430
   Commercial and industrial                                       287           85          104
   Consumer                                                      1,410        1,798        2,494
-------------------------------------------------------------------------------------------------
Total recoveries                                                 1,999        2,297        3,028
-------------------------------------------------------------------------------------------------
Net charge-offs                                                  1,342        1,370        2,308
-------------------------------------------------------------------------------------------------
Provisions for credit losses                                       950        1,781        3,056
-------------------------------------------------------------------------------------------------
Allowance for credit losses at end of period                   $12,425      $12,480      $12,817
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Net charge-offs to average loans outstanding, annualized         0.15%       0.16%         0.26%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Allowance for credit losses to period-end loans                  1.33%       1.41%         1.44%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


(1) Exclusive of loans held for sale.

Table 4 presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

TABLE 4.        ALLOCATION OF ALLOWANCES FOR CREDIT LOSSES


                                                   SEPTEMBER 30,                        DECEMBER 31    ,
---------------------------------------------------------------------------------------------------------
                                              1999                  1998                    1998
---------------------------------------------------------------------------------------------------------
                                                  % Gross                 % Gross                 % Gross
(Dollars in thousands)               Amount      Loans(1)    Amount      Loans(1)    Amount      Loans(1)
---------------------------------------------------------------------------------------------------------
Real estate
   Construction and land development  $1,002        6.0%      $2,385        7.9%      $1,767        6.9%
   Residential mortgage                  447       29.4          598       29.3          920       29.8
   Other mortgage                      3,977       22.8        3,057       20.8        3,419       22.2
Commercial and industrial              1,875       11.7        1,216       10.6        1,764       10.3
Consumer                               2,965       28.8        4,001       29.5        3,599       28.9
Unallocated                            2,159        1.3        1,223        1.9        1,348        1.9
---------------------------------------------------------------------------------------------------------
Total allowance for credit losses    $12,425      100.0%     $12,480      100.0%     $12,817      100.0%
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


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

The assurance plan is composed of five phases: 1) awareness; 2) assessment; 3) renovation; 4) validation; and, 5) implementation, which mirror guidelines developed by the Federal Financial Institutions Examination Council (FFIEC) to deal with the Year 2000 issue. The assurance plan includes a timeline for completion of all tasks identified. As of September 30, 1999, all critical tasks are current according to the timeline. Activities under each of the phases are ongoing as new vendor and customer relationships are created.

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

The task team has developed procedures for assessing Year 2000 issue risk for its funds providers, including depositors, which are intended to manage and limit potential risks associated with large or significant concentrations of retail and commercial deposits. The Year 2000 issue readiness of providers of lines of credit have been reviewed.

The task team has also established procedures, utilizing the standard risk classifications employed to manage credit risk, for reviewing the Year 2000 issue readiness of borrowers. Loan relationships with balances exceeding $250,000, or which are particularly computer reliant, have been reviewed. No relationships are adversely risk rated because of Year 2000 issue risk.

Bancorp's existing contingency plan has been enhanced to provide responses for Year 2000 issues. The contingency planning committee adopted the five phase model as recommended by the FFIEC and OCC advisory letter 98-7 and had an updated plan by December 31, 1998, as required by the regulators. Testing of business resumption plans was substantially complete at March 31, 1999.

To date, Bancorp has spent a total of $225,000 addressing Year 2000 issues and anticipates additional out-of-pocket expenses of $289,000 to complete. Work is done predominantly by existing associates as part of their normal work responsibilities. Bancorp does not separately track these internal costs which are principally payroll related. Costs for dealing with Year 2000 issues are being provided from operating revenues.

Bancorp believes its efforts, and those of its third-party providers, will effectively address Year 2000 issues before January 1, 2000. Because Bancorp is so reliant on third-party providers (whose products and services cannot be effectively tested such as utilities and telecommunications services) for support, Bancorp's normal business operations could be disrupted in the event one or more third-party providers fail to provide products and services as contracted. The most reasonably likely worst case Year 2000 issue scenario identified to date involves Bancorp's inability, for short periods, to provide services to customers. The worst case scenario is mitigated somewhat by an ability to manually process customer transactions, by the geographic penetration of our branch network, and by alternative service delivery methods, which include both proprietary and network ATMs, PC banking, telephone banking, and Express Bank, Bancorp's full-service mobile branch. Power and telecommunication services are critical, but might be interrupted for only a part of the branch network. Bancorp has a generator to provide power to operate computer systems and, by contract, has geographically remote facilities served by alternative sources of power to process work, if needed. Longer periods of disruption could affect Bancorp's ability to develop new business and could increase costs of operation and decrease revenues. Bancorp has generators placed strategically in its branch network to allow for continued operations in the event of power interruptions. The generators will enhance Bancorp's ability to conduct business as usual in any natural disaster, in addition to any Year 2000 issue related power outage.

CAPITAL RESOURCES

Shareholders' equity totaled $130.3 million at September 30, 1999, a decrease of 1% compared with the 1998 year-end level of $131.4 million, and a decrease of 2% from the year earlier level of $132.7 million. The fair value of the available-for-sale portfolio declined $7.2 million (net of deferred taxes) since year-end, reflecting the negative impact of higher market interest rates. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of September 30, 1999, as follows:

TABLE 5. CAPITAL RATIOS


                       Risk-based Capital
------------------------------------------------------
                      Tier 1      Total     Leverage
                      Capital    Capital      Ratio
------------------------------------------------------
Actual                12.98%     14.21%       9.01%
Regulatory Minimum     4.00%      8.00%       3.00%
------------------------------------------------------
Excess                 8.98%      6.21%       6.01%
------------------------------------------------------
------------------------------------------------------


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

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Because of inherent limitations in traditional cumulative gap analysis, however, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current re-pricing conditions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 6 presents Bancorp's MVE at September 30, 1999.

TABLE 6. Effects of Changes in Interest Rates on MVE at September 30, 1999


(Dollars in thousands)
--------------------------------------------------------------------------------
                                                            Percent Change
                                                     ---------------------------
                                      Hypothetical
                       Market Value     Change        Hypothetical
   Change in          of Portfolio      Increase        Increase          Board
   Interest Rates       Equity          (Decrease)      (Decrease)      Limit(1)
--------------------------------------------------------------------------------
300 bp rise           $ 119,995      $  (28,942)           (19.4)%         (30.0)%
200 bp rise             128,940         (19,997)           (13.4)          (20.0)
100 bp rise             138,370         (10,567)            (7.1)          (10.0)
Base scenario           148,937              --               --              --
100 bp decline          161,952          13,015              8.7           (10.0)
200 bp decline          173,350          24,413             16.4           (20.0)
300 bp decline          185,498          36,561             24.5           (30.0)


(1)      Established by Bancorp's Board of Directors


Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates. At September 30, 1999 and 1998, the changes in net interest income and or MVE calculated under these alternative methods were within limits established by the Board of Directors and monitored by ALCO.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)      Exhibits

                            2.1 Agreement and Plan of Merger between F&M Bancorp and Patapsco Valley Bancshares, Inc. dated September 7, 1999. Filed as Exhibit
                                    2.1 to the company's report on Form 8-K/A filed September 22, 1999 and incorporated herein by reference.

                            2.2 Amendment Number 1 to Agreement and Plan of Merger between F&M Bancorp and Patapsco Valley Bancshares, Inc. dated October 19, 1999. Filed as Exhibit 2.2 to the company's report on Form 8-K/A filed October 25, 1999 and incorporated herein by reference.

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

                           10.12    Form of F&M Bancorp stock options
                                    substituted for Monocacy Bancshares, Inc.
                                    stock options granted under the Monocacy
                                    Bancshares, Inc. 1994 Stock Incentive Plan and the Monocacy Bancshares, Inc. 1997 Independent Director Stock Option Plan. Filed as exhibit 10.12 on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

                           10.13 F&M Bancorp Executive Deferred Compensation Plan adopted April 21, 1998. Filed as
                                    Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

                           10.14 F&M Bancorp Change in Control Employment Agreement. Filed as exhibit 10.14 on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference.

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


           (b)      Reports on Form 8-K

                           1. Report on Form 8-K filed September 8, 1999; press release and presentation to analysts regarding agreement and plan of merger and acquisition of Patapsco Valley Bancshares by F&M Bancorp.

                           2. Report on Form 8-K/A filed September 22, 1999, agreement and plan of merger by and between F&M Bancorp and Patapsco Valley Bancshares, Inc.

                           3. Report on Form 8-K filed October 4, 1999; supplemental restated financial information regarding acquisition of Potomac Basin Group Associates, Inc.

                           4. Report on Form 8-K/A filed October 25, 1999, amendment No. 1 to agreement and plan of merger by and between F&M Bancorp and Patapsco Valley Bancshares, Inc.

                           5. Report on Form 8-K/A filed November 1, 1999, restated financial information regarding acquisition of Potomac Basin Group Associates, Inc.




Under Part II, items 1 through 3 and item 5 have been omitted since the item is either inapplicable or the answer is negative.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             F&M BANCORP
                                             ---------------------------
                                             (Registrant)


       November 15, 1999                     /s/ Faye E. Cannon
-----------------------------                ---------------------------
             Date                            FAYE E. CANNON
                                             PRESIDENT AND CEO
`