Form 10-K
period 1999-12-31
F&M BANCORP
filed 2000-03-17
CIK 736473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 1, 2000, the aggregate market value of 10,617,454 shares of Common Stock outstanding and held by non-affiliates of Registrant was $202,368,673.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement dated March 17, 2000 relating to the 2000 Annual Meeting of Stockholders of the Registrant are incorporated herein by reference into Part III.

                                TABLE OF CONTENTS



PART 1                                                                                                                   PAGE

Item 1     Business                                                                                                       3
           The Companies                                                                                                  3
             Farmers & Mechanics National Bank                                                                            3
             Home Federal Savings Bank                                                                                    3
             Bank Deposits and Lending Activities                                                                         3
             Financial Information About Industry Segments                                                                4
             Banking Products and Services                                                                                4
             Environmental Liabilities                                                                                    4
             Seasonal Aspects                                                                                             4
             Employees                                                                                                    4
             Competition                                                                                                  4
           Supervision and Regulation                                                                                     4
             Bank Holding Company Regulation                                                                              4
             Bank Regulation                                                                                              5
             Savings Bank Regulation                                                                                      5
             Regulatory Restrictions                                                                                      5
             Capital Requirements                                                                                         5
             Interstate Banking                                                                                           6
             Monetary Policy                                                                                              6
             Legislation                                                                                                  6
Item 2     Properties                                                                                                     7
Item 3     Legal Proceedings                                                                                              7
Item 4     Submission of Matters to a Vote of Security Holders                                                            7


PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters                                          8
Item 6     Selected Financial Data                                                                                        9
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations                         10
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                                                    26
Item 8     Financial Statements and Supplementary Data                                                                   26
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                          48


PART III

Item 10    Directors and Executive Officers of the Registrant                                                            49
Item 11    Executive Compensation                                                                                        49
Item 12    Security Ownership of Certain Beneficial Owners and Management                                                49
Item 13    Certain Relationships and Related Transactions                                                                49


PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                              50
Signatures                                                                                                               52

ITEM 1. BUSINESS

THE COMPANIES

GENERAL. F&M Bancorp ("Bancorp") is a bank holding company headquartered in Frederick, Maryland that is organized under the laws of the State of Maryland and registered under the Bank Holding Company Act of 1956. Bancorp derives substantially all of its income from operation of its wholly owned subsidiaries. Bancorp's principal subsidiaries are Farmers & Mechanics National Bank and Home Federal Savings Bank.

   On December 31, 1999, Bancorp had consolidated assets of $1.719 billion, total loans of $1.115 billion, total deposits of $1.314 billion, and total shareholders' equity of $144 million. The principal executive offices of Bancorp are located at 110 Thomas Johnson Drive, Frederick, Maryland 21702 and its telephone number is (301) 694-4000.

   On December 30, 1999, Bancorp completed the acquisition of Patapsco Valley Bancshares, Inc. ("PVB") and its commercial banking subsidiary, Commercial & Farmers Bank ("C&F"), Ellicott City, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. Under the terms of the merger agreement, C&F was merged with and into the Bank at closing, increasing the Bank's assets by approximately $173 million, loans by approximately $118 million, and deposits by approximately $150 million.

   On July 15, 1999, Bancorp consummated a merger with Potomac Basin Group Associates, Inc. ("PB"), in a tax-free exchange of shares accounted for as a pooling-of-interests. PB is a Beltsville, MD-based, full-line independent insurance agency specializing in corporate employee benefit plans.

   On June 18, 1999, Bancorp, through Farmers & Mechanics National Bank, purchased assets and liabilities associated with the Fairfield, Pennsylvania office of Farmers Bank, a subsidiary of Allfirst. Under the terms of the agreement, Farmers & Mechanics National Bank assumed responsibility for services related to checking, savings, and certificates of deposit products totaling $10.8 million and purchased the branch office and real estate of Farmers Bank located at 20 East Main Street, Fairfield, PA.

   On November 30, 1998, Bancorp completed the acquisition of Monocacy Bancshares, Inc. ("MNOC") and its commercial banking subsidiary, Taneytown Bank & Trust Company ("TBT"), Taneytown, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. Under the terms of the merger agreement, TBT was merged with and into Farmers & Mechanics National Bank at closing, increasing the Bank's assets by approximately $304 million, loans by approximately $167 million, and deposits by approximately $244 million.

   On May 29, 1998, Bancorp acquired Keller Stonebraker Insurance, Inc. ("KS"), Hagerstown, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. KS operates as an independent, wholly owned subsidiary of the Bank and provides a full line of consumer and commercial business insurance products through offices in Hagerstown and Cumberland, MD and Keyser, WV. Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas. Commercial business products include property and casualty packages, workers' compensation, bonds, professional liability, umbrella, and 401(k) and other benefit plans.

   On November 15, 1996, Bancorp completed its acquisition of Home Federal Corporation, a Maryland corporation and unitary thrift holding company, which at closing had approximately $228 million in assets and $161 million in deposits.

   FARMERS & MECHANICS NATIONAL BANK. Farmers & Mechanics National Bank ("the Bank") was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. The Bank, the deposits of which are insured by the Federal Deposit Insurance Corporation, conducts general banking and trust company business through 43 full-service offices and 52 automated teller machines located in Frederick, Carroll, Montgomery, Baltimore and Howard Counties, MD, and in Adams County, Pennsylvania. The Bank also operates the East Coast's first full-service mobile unit, Express Bank, and delivers electronic services throughout its market with personal and business PC banking access and with its 24-hour telephone banking service, ExpressLine.

   HOME FEDERAL SAVINGS BANK. Home Federal Savings Bank ("the Savings Bank") is federally chartered and provides consumer, commercial banking, mortgage and brokerage services, and offers full-service banking through 9 community offices, 19 automated teller machines, and other electronic banking systems in Washington and Allegany Counties, MD.

   BANK DEPOSITS AND LENDING ACTIVITIES. As of December 31, 1999, the Bank had deposits of $1.143 billion and the Savings Bank had deposits of $171 million. No material portion of either bank's deposits has been obtained from any single depositor or group of related depositors, including federal, state and local governments and agencies. As of December 31, 1999, the Bank had $943 million in loans representing approximately 64% of its total assets of $1.481 billion and the Savings Bank had approximately $172 million in loans representing approximately 73% of its total assets of $237 million. No material portion of either bank's loans is concentrated within a single industry or group of related industries. Neither the Bank nor the Savings Bank is dependent upon any single borrower or a few principal borrowers. The loss of any individual or of a few principal borrowers would not have a material adverse effect on the operations or earnings of the Bank or the Savings Bank.

   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and related Information ("SFAS No. 131"), became applicable to Bancorp beginning January 1, 1998 and establishes standards for reporting financial information about "operating segments" of an enterprise. Among other provisions, the standard sets forth the conditions under which two or more segments may be combined into a single operating segment such that disclosure of financial information pertaining to individual segments so combined may not be required.

   As disclosed above, the principal business of the Bank and the Savings Bank are similar inasmuch as both affiliates are engaged in community banking services to consumers and commercial business establishments, offer similar branch office and electronic delivery channels, and are subject to similar regulation. In the aggregate, Bancorp derives more than 90% of its consolidated revenue and net income and more than 90% of its consolidated assets from the Bank and the Savings Bank. Accordingly, the financial information required in this section under the provisions of SFAS No. 131 is contained in the consolidated financial statements beginning on page 44 which are hereby incorporated by reference.

   BANKING PRODUCTS AND SERVICES. Bancorp, through its wholly owned subsidiaries, provides banking and bank-related financial services to middle market and small business organizations, local governmental units, and retail customers in central Maryland and surrounding areas. Bancorp, through its subsidiaries, also provides broad-based commercial and retail banking services; brokerage; personal trust, investment management, and financial planning services; and a wide variety of related financial products and services to individuals, businesses and governmental units. In addition, Bancorp provides a full line of consumer and commercial business insurance products through offices in Beltsville, Ellicott City, Hagerstown, and Cumberland, Maryland and Keyser, West Virginia.

   ENVIRONMENTAL LIABILITIES. Management of Bancorp is not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of Bancorp.

   SEASONAL ASPECTS. Management does not believe that the deposits or the business of the Bank, the Savings Bank or their subsidiaries in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.

   EMPLOYEES. As of December 31, 1999, Bancorp had no full-time equivalent employees. As of that date, the Bank and its subsidiaries had 698 full-time equivalent employees and the Savings Bank and its subsidiaries had 105 full-time equivalent employees. A total of 803 full-time equivalent employees work for Bancorp and its direct and indirect subsidiaries.

   COMPETITION. The market for banking and bank-related services is highly competitive and is growing more competitive every year. Traditional banks are developing capabilities in nontraditional lines of business such as insurance, brokerage, mutual funds, investment banking, securities underwriting and asset management, and commercial enterprises such as insurance companies, investment banking firms and retailers are gaining regulatory approvals to offer traditional banking products and services, either alone or through affiliations.

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

   Bancorp competes successfully in its marketplace by effectively focusing its business energy and resources on meeting the specific needs of its customers with a level of sales, service, and support intended to foster long-term relationships. Additionally, through its acquisitions, Bancorp has been able to expand its presence throughout the Maryland market to better serve clients who demand a statewide presence. To further this goal, Bancorp expects to investigate and hold discussions regarding possible transactions with other banks.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION. Bancorp is registered with the Federal Reserve Board (the "Board") as a bank holding company and is subject to reporting requirements, supervision and examination by the Board under the Bank Holding Company Act of 1956 (the "Act"), as amended. The Act restricts the business activities and acquisitions that may be engaged in or made by Bancorp. Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks, or of furnishing services to, or performing services for, its affiliated banks. The Act and regulations thereunder require prior approval of the Board of the acquisition by Bancorp of more than 5% of any class of the voting shares of any additional bank. After prior approval or notice, Bancorp may acquire other banks and bank holding companies and engage directly or indirectly in certain activities closely related to banking. Bancorp must give prior notice of certain purchases or redemptions of its outstanding equity securities. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property, or furnishing of services.

   The Board may issue cease and desist orders against bank holding companies and nonbank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Board also regulates certain debt obligations of bank holding companies.

   BANK REGULATION. The Bank is subject to supervision and regulation by the Comptroller of the Currency ("OCC"), the Board, and the Federal Deposit Insurance Corporation ("FDIC"). The regulator having primary supervisory and examination authority over the Bank is the OCC. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The Bank may establish branch banking offices and engage in certain corporate activities without geographic limitation with the prior approval of the OCC. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.

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

   SAVINGS BANK REGULATION. The Savings Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and by the FDIC. The OTS has extensive authority over the operations of savings associations. The OTS' enforcement authority over all savings associations includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions.

   REGULATORY RESTRICTIONS. See Note 14, Regulatory Restrictions, Notes to Consolidated Financial Statements, page 65, for additional information regarding certain regulatory restrictions on inter-company transfers of funds and on the payment of dividends by the Bank and the Savings Bank to Bancorp.

   CAPITAL REQUIREMENTS. Under regulatory capital adequacy guidelines
discussed    below, Bancorp, the Bank and the Savings Bank were "well
capitalized" at    December 31, 1999 and 1998.

   The Board, OCC and OTS maintain capital adequacy    guidelines applicable
to Bancorp, the Bank and the Savings Bank,    respectively, which set forth
minimum levels of capital relative to assets and risk-adjusted assets. The guidelines require Bancorp and the Bank to maintain a minimum tangible (leverage) capital ratio of 3% (1.5% for the Savings Bank) Tier 1 capital (primarily shareholders' equity) to total regulatory assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock. Tier 1 capital excludes goodwill and other disallowed intangibles, certain deferred tax assets and any net unrealized loss on marketable equity securities. At December 31, 1999, Bancorp's tangible capital ratio was 8.48%.

   Bancorp and the Bank must also meet a minimum core, "Tier 1" capital to risk-weighted assets ratio of 4% (3% for Savings Bank), and Bancorp, the Bank and the Savings Bank must meet a minimum core and supplemental, "Total" capital to risk-weighted assets ratio of 8%, measuring the amount of defined capital as a percentage of the amount and nature of assets and commitments currently at risk. The risk-weighted capital rules specify four categories of asset or commitment risk, with each category being assigned a weight ranging from 0% to 100%, depending upon the defined risk of each category. At least 50% of Bancorp's Total capital must be made up of Tier 1 capital elements including common equity, retained earnings, guaranteed preferred beneficial interest in junior subordinated debentures, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments. The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1999, Bancorp's Tier 1 and Total risk-weighted capital ratios were 12.27% and 13.37%, respectively.

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

   For additional information pertaining to capital adequacy and interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 41 and 42.

   INTERSTATE BANKING. In September 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Banking and Branching Act") became law. The Banking and Branching Act provides that, as of September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted, although states are permitted to require that target banks located within the state be in existence for a period of up to five years before they become subject to the Banking and Branching Act. Additionally, the Banking and Branching Act establishes deposit caps that prohibit acquisitions if the acquirer would thereafter control 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

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

   MONETARY POLICY. The earnings and growth of Bancorp, the Bank, and the Savings Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities, including the Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Board are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Bancorp cannot be predicted.

   LEGISLATION. The enactment of the Gramm-Leach-Bliley Act in 1999 significantly changed the business of banking. Known also as the "Financial Services Modernization Act" the Act becomes effective March 12, 2000. The act, among other things, repealed the sections of the Glass-Steagall Act which have prohibited the affiliation of banks with securities firms, allowing a bank holding company to affiliate with any financial company, for example insurance or securities, and to cross sell an affiliate's products thus allowing any financial company to offer to its customers any financial product or service.

   The act further expands the number of permissible bank holding company activities to include a long laundry list of financial activities, any activity which in the future is deemed by the Federal Reserve Board (the "Board") and the Treasury Department to consider "financial in nature or incidental to financial activities" and any activity that the Board determines is complimentary to a financial activity which does not pose a substantial safety and soundness risk.

   The new standard is much broader than the current permissible activities standard. The broader standard should allow bank holding companies to expand their product mix and to adapt to changing market conditions.

   State laws prohibiting such affiliations are expressly pre-empted. Significantly, the act removes the ability of commercial businesses to acquire or establish a thrift holding company or receive a thrift charter and requires existing unitary thrift holding companies to be sold only to financial companies in the future.

   The act also confirms state regulation of insurance, subject, however, to a standard that no state may discriminate against affiliates of a bank, thus attempting to provide for equal treatment of both bank affiliated insurance agencies and non-bank affiliated insurance agencies. The Act also allows national banks to engage in new and existing financial activities through subsidiaries without regard to geographic limitation, and streamlines bank holding company supervision and clarifies the roles of various regulators. Regulations are currently being promulgated to implement the provisions of the Act. The effect of the act and the implementing regulations on Bancorp will not be known for some time.

   Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the states' legislatures, and before the various bank regulatory agencies. Some of these proposals could have significant effects on the way in which Bancorp and its subsidiaries, and financial institutions in general, conduct their business, and could have significant effects on Bancorp's operating results. Bancorp cannot however, accurately predict what those effects would be.

ITEM 2. PROPERTIES

The following describes the location and general character of the principa offices and other materially important physical properties of Bancorp and its subsidiaries.

   The Bank owns a fee simple interest in its principal executive offices and main banking facility, totaling approximately 115,000 square feet, located at 110 Thomas Johnson Drive,Frederick, MD. The Savings Bank owns a fee simple interest in its principal executive office and main banking facility, with approximately 39,000 square feet, located at 122-128 West Washington Street, Hagerstown, MD. Keller Stonebraker leases approximately 8,000 square feet for its headquarters office located at 1120 Professional Court, Hagerstown, MD, from a partnership in which Keller Stonebraker's executive officers hold a 30% limited partnership interest. Bancorp acquired, in its merger with Monocacy Bancshares, Inc., a fee simple interest in the 43,500 square foot headquarters building of Taneytown Bank & Trust Company located at 222 East Baltimore Street, Taneytown, MD. Through its merger with Patapsco Valley Bancshares, Inc., Bancorp acquired a fee simple interest in the 15,500 square foot headquarters building of Commercial & Farmers Bank located at 8593 Baltimore National Pike, Ellicott City, MD.

   Out of a total of 52 full-service branch offices of the Bank and the Savings Bank at December 31, 1999, 29 were owned and 23 were leased. Information concerning Bancorp's lease commitments is included in Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements, page 63.

ITEM 3. LEGAL PROCEEDINGS

Bancorp and its subsidiaries become involved, from time to time, in various legal proceedings incidental to their respective businesses. As disclosed in
Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements, page 63, in the opinion of the management, there were no legal matters pending as of December 31, 1999 which would have a material effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders since the 1999 Annual Shareholder meeting.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED StockHOLDER MATTERS

The principal market on which F&M Bancorp Common Stock is traded is The NASDAQ Stock Market. The following table sets forth share prices and dividend payments for the periods indicated:

STOCK PRICE AND DIVIDENDS (1)


                                                      1999                                            1998
------------------------------------------------------------------------------------------------------------------------------------
                                         HIGH        LOW       CLOSE    DIVIDEND         HIGH        LOW       CLOSE    DIVIDEND
------------------------------------------------------------------------------------------------------------------------------------
1st Q                                   $31.55     $29.05     $29.53     $0.23         $37.42     $31.30     $37.42     $0.17
2nd Q                                    34.77      29.28      31.97      0.26          41.95      34.69      40.42      0.34
3rd Q                                    32.37      26.25      26.75      0.25          40.95      30.95      32.27      0.18
4th Q                                    27.88      20.00      20.25      0.23          32.97      29.05      31.19      0.23

(1) DATA HAS BEEN RESTATED FOR 5% STOCK DIVIDEND PAID IN JULY 1999, FOR THE PB ACQUISITION IN JULY 1999, AND FOR THE PVB ACQUISITION IN DECEMBER 1999. DIVIDEND PER SHARE INFORMATION IS CALCULATED BASED ON THE RESTATED WEIGHTED AVERAGE SHARES OF STOCK AND INCLUDES DIVIDEND PAYMENTS MADE BY PB AND PVB TO THEIR SHAREHOLDERS PRIOR TO BANCORP'S ACQUISITION OF THESE COMPANIES. DIVIDEND PER SHARE AMOUNTS DECLARED BY BANCORP WERE $0.27 PER SHARE DURING EACH QUARTER IN 1999 AND $0.25 PER SHARE DURING EACH QUARTER IN 1998.

Information concerning restrictions on the ability of affiliates to transfer funds in the form of dividends to Bancorp is included in Note 14, Regulatory Restrictions, Notes to Consolidated Financial Statements, page 65.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION
F&M Bancorp and Subsidiaries


                                                                            YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           1999           1998           1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
Interest income                                      $  113,798     $  111,020     $  107,011     $  100,237     $   96,486
Interest expense                                         52,041         50,627         47,599         45,523         43,026
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      61,757         60,393         59,412         54,714         53,460
Provision for credit losses                               1,295          3,056          2,910          1,822          4,246
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses    60,462         57,337         56,502         52,892         49,214
Net gains (losses) on sales of securities                    10          1,104             76           (550)            20
Other noninterest income                                 24,978         25,185         22,278         18,777         19,319
Noninterest expense                                      67,208         63,393         56,852         55,196         50,936
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                 18,242         20,233         22,004         15,923         17,617
Provision for income taxes                                5,179          5,600          6,119          4,057          3,566
------------------------------------------------------------------------------------------------------------------------------------
Net income                                            $  13,063      $  14,633      $  15,885      $  11,866      $  14,051
Net income, excluding special items(1)                   16,902         16,494         15,635         14,169         12,015

PER SHARE DATA
Net income--basic                                       $  1.19        $  1.34        $  1.47        $  1.10        $  1.30
Net income--basic, excluding special items(1)              1.54           1.51           1.44           1.31           1.11
Net income--diluted                                        1.18           1.33           1.46           1.09           1.29
Net income--diluted, excluding special items(1)            1.53           1.50           1.43           1.30           1.11
Cash dividends paid                                        0.97           0.92           0.61           0.45           0.43
Book value                                                13.07          13.58          13.05          12.00          11.38
KEY RATIOS

Return on average assets                                   0.80%          0.96%          1.11%          0.87%          1.11%
Return on average assets, excluding special items(1)       1.03           1.08           1.09           1.04           0.95
Return on average shareholders' equity                     8.80          10.02          11.77           9.45          12.12
Return on average shareholders' equity,

 excluding special items(1)                               11.38          11.30          11.59          11.28          10.37
Average shareholders' equity to total average assets       9.06           9.60           9.42           9.22           9.17
Dividend payout ratio(2)                                  81.51          68.66          41.50          40.91          33.08
Dividend payout ratio,(2) excluding special items(1)      62.99          60.93          42.36          34.35          38.74
SELECTED AVERAGE BALANCES

Total average assets                                 $1,639,789     $1,521,435     $1,431,523     $1,361,478     $1,263,418
Total average shareholders' equity                      148,508        146,021        134,911        125,594        115,914
AT PERIOD END

Loans, net of unearned income                        $1,114,734     $  991,756     $  981,023     $  914,660     $  843,759
Total assets                                          1,719,334      1,620,490      1,479,690      1,407,703      1,346,342
Total deposits                                        1,314,073      1,285,261      1,173,057      1,137,442      1,116,025
Total shareholders' equity                              143,820        148,187        141,755        129,760        122,855
ASSET QUALITY

Nonperforming assets                                   $  7,366       $  7,249      $  13,746      $  16,564      $  19,622
Nonperforming assets / total assets                        0.43%          0.45%          0.93%          1.18%          1.46%
Net charge-offs to average loans outstanding               0.22           0.25           0.26           0.12           0.68

(1) SPECIAL ITEMS ARE TRANSACTIONS OF AN UNUSUAL OR NONRECURRING NATURE AND INCLUDE ITEMS SUCH AS MERGER-RELATED EXPENSES AND CERTAIN GAINS ON SALE OF SECURITIES AND REAL ESTATE.

(2) REFLECTS THE PERCENTAGE RELATIONSHIP OF CASH DIVIDENDS PAID TO BASIC EARNINGS PER SHARE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an overview of the financial condition and results of operations of F&M Bancorp and Subsidiaries ("Bancorp") for the three years in the period ended December 31, 1999, and is intended to assist readers in their analysis and understanding of the accompanying consolidated financial statements and notes thereto.

   Bancorp's acquisition of Potomac Basin Group Associates, Inc. ("PB"), completed in July 1999, and Patapsco Valley Bancshares, Inc. ("PVB") and its wholly owned subsidiary, Commercial & Farmers Bank ("C&F"), completed in December 1999, are accounted for as poolings-of-interests transactions. Accordingly, the consolidated financial statements, notes, and historical financial data contained herein were restated for all prior periods presented to include the financial condition and results of operations for PB and PVB. Refer to Note 2, Notes to Consolidated Financial Statements, for further information regarding acquisition activity within the periods reported.

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

1999 COMPARED TO 1998

OVERVIEW

Net income for 1999 decreased 8% to $13.1 million, or $1.18 per diluted share, from $14.6 million, or $1.33 per diluted share, for 1998, largely reflecting the influence of special items of an unusual or nonrecurring nature recognized in the periods compared and as set forth in Table 1. Excluding special items in both years, net income increased slightly to $16.9 million, or $1.53 per share, from $16.5 million, or $1.50 per share, for 1998. Per share amounts are stated throughout this section on a diluted basis unless specifically noted otherwise.

SPECIAL ITEMS--1999

Special items for 1999, as shown in Table 1 on an after-tax basis, included $3.839 million of merger-related expense, or $0.35 per share. This amount included $117 thousand ($0.01 per share) related to the November 1998 acquisition of TBT, $115 thousand ($0.01 per share) related to the July 1999 acquisition of PB, and $3.608 million ($0.33 per share) related to the acquisition of PVB (which includes C&F). The integration of C&F's core processing systems and administrative functions will be completed in March, 2000.

SPECIAL ITEMS--1998

Special items for 1998, as shown in Table 1 on an after-tax basis, included $2.332 million of merger-related expense, or $0.21 per share. This amount included $192 thousand ($0.01 per share) of merger-related expenses pertaining to the 1998 integration of core processing systems and administrative functions at the Savings Bank, acquired in November 1996, $190 thousand ($0.01 per share) related to the May 1998 acquisition of KS, and $1.922 million ($0.19 per share) related to the acquisition and integration of TBT. A special provision for possible loan losses related to the acquisition of TBT amounted to $460 thousand after tax, or $0.04 per share. The integration of TBT's core processing systems and administrative functions was completed in February 1999. Net securities gains realized by TBT during 1998 amounted to $661 thousand ($0.06 per share), and Bancorp realized a net gain of $270 thousand ($0.02 per share) on the sale of bank-owned real estate.

TABLE 1. NET INCOME EXCLUDING SPECIAL ITEMS


                                                                                        YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1999      EPS(1)      1998      EPS(1)      1997      EPS(1)
------------------------------------------------------------------------------------------------------------------------------------
Net income as reported                                         $13,063     $1.18     $14,633     $1.33     $15,885     $1.46
Adjustments (net of income taxes):
  Merger-related expense                                         3,839       .35       2,332       .21         294       .02
  Special provision for credit losses                               --     --            460       .04          --     --
  Gain on sale of property                                          --     --           (270)     (.02)         --     --
  Gain on sale of merchant services                                 --     --             --     --           (552)     (.05)
  Gain on sale of loans                                             --     --             --     --           (110)     (.01)
  Litigation expense                                                --     --             --     --            177       .02
  SAIF assessment                                                   --     --             --     --             --     --
  Securities losses (gains)                                         --     --           (661)     (.06)        (59)     (.01)
------------------------------------------------------------------------------------------------------------------------------------
Net income excluding special items                             $16,902     $1.53     $16,494     $1.50     $15,635     $1.43

(1) DILUTED EARNINGS PER SHARE

RESULTS OF OPERATIONS

NET INTEREST INCOME

Approximately 71% of Bancorp's gross revenue was derived from net interest income in 1999, up from 70% in 1998. Net interest income is principally the sum of interest and fees on loans plus interest and discount on investment securities, less interest paid on deposits and borrowings. Although interest-bearing deposits continued to represent Bancorp's principal funding source, factors largely related to intense competition for bank deposits throughout the financial services industry have forced banks to seek dependable, relatively low-cost alternative sources of funds. Bancorp frequently supplements its funding with Federal Home Loan Bank ("FHLB") borrowings, which have proven to be reliable and cost-effective across all maturities selected. Other, more traditional, funding sources include repurchase agreements and federal funds purchased.

   Net interest income is influenced by a number of external economic and competitive factors such as the Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing practices, funding alternatives and maturity schedules. Historically, Bancorp has not made use of derivatives, interest rate hedges or similar instruments or transactions to manage interest rate risk, but is prepared to employ such instruments as circumstances dictate.

TABLE 2. AVERAGE BALANCES, INTEREST, AND AVERAGE RATES (CONSOLIDATED)


                                                        1999                        1998                       1997
------------------------------------------------------------------------------------------------------------------------------------
                                             AVERAGE  INTEREST   AVERAGE    AVERAGE  INTEREST  AVERAGE   AVERAGE  INTEREST AVERAGE
(DOLLARS IN THOUSANDS)                      BALANCES               RATE    BALANCES             RATE    BALANCES            RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning Assets
Short-term funds                           $  41,503   $ 2,051   4.94%  $  41,045  $ 2,481   6.04% $  24,842  $ 1,319     5.31%
                                           ---------   -------          ---------  -------          ---------  -------
Investment securities:(1)
  Taxable                                    321,016    19,424   6.05     269,091   16,480   6.12    239,357   15,272     6.38
  Tax-exempt(2)                              131,016     9,066   6.92     101,158    7,093   7.01     99,608    7,259     7.29
                                           ---------   -------          ---------  -------          ---------  -------
Total investment securities(2)               452,032    28,490   6.30     370,249   23,573   6.37    338,965   22,531     6.65
                                           ---------   -------           --------  -------          ---------  -------
Loans, net, including loans held for
  sale(2)                                  1,032,955   86,601    8.38     996,094   87,621   8.80    956,893   85,773     8.96
                                           ---------   -------           --------  -------          ---------  -------
Total interest-earning assets and average
  yield(2)                                 1,526,490  117,142    7.67   1,407,388  113,675   8.08  1,320,700  109,623     8.30
                                                       -------                     -------                    -------
Total noninterest-earning assets             113,299                      114,047                    110,823
                                           ---------                    ---------                  ---------
Total assets                              $1,639,789                   $1,521,435                 $1,431,523
                                           =========                    =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY

INTEREST-BEARING LIABILITIES
Interest bearing deposits:
  Checking                                $  180,281   $ 3,163   1.75%  $ 157,204  $ 3,024   1.92% $ 145,806   $2,966    2.03%
  Savings                                    179,124     4,175   2.33     179,407    4,628   2.58    187,459    5,012     2.67
  Money market accounts                      198,170     6,732   3.40     164,537    5,293   3.22    145,048    4,355     3.00
  Certificates of deposit                    556,161    28,779   5.17     537,196   29,322   5.46    507,939   27,761     5.47
                                           ---------   -------          ---------   -------         ---------  -------
  Total interest bearing deposits          1,113,736    42,849   3.85   1,038,344   42,267   4.07    986,252   40,094     4.07
                                           ---------   -------         ---------   -------          ---------   -------
Short-term borrowings:
  Federal funds purchased and securities
    sold under agreements to repurchase       73,151     3,304   4.52      55,084    2,680   4.87     47,350    2,407     5.08
  Other short-term borrowings                 16,274       938   5.76      26,703    1,476   5.53     62,001    3,664     5.91
                                           ---------   -------           ---------  -------         ---------  -------
Total short-term borrowings                   89,425     4,242   4.74      81,787    4,156   5.08    109,351    6,071     5.55
Long-term borrowings                          92,368     4,950   5.36      73,964    4,204   5.68     24,350    1,434     5.89
                                           ---------   -------          ---------   -------         ---------  -------
Total borrowed funds                         181,793     9,192   5.06     155,751    8,360   5.37    133,701    7,505     5.61
                                           ---------   -------           ---------   -------         --------  -------
Total interest-bearing liabilities
  and average rate incurred                1,295,529    52,041   4.02   1,194,095   50,627   4.24  1,119,953   47,599     4.25
                                           ---------   -------           ---------  -------         ---------  -------
NONINTEREST-BEARING LIABILITIES

Demand deposits                              176,946                      166,541                    160,916
Other liabilities                             18,806                       14,778                     15,743
                                           ---------                     ---------                  ---------
Total noninterest-bearing liabilities        195,752                      181,319                    176,659
                                           ---------                    ---------                  ---------
Total liabilities                          1,491,281                    1,375,414                  1,296,612
                                           ---------                    ---------                  ---------
Shareholders' equity                         148,508                      146,021                    134,911
                                           ---------                    ---------                  ---------
Total liabilities and shareholders'        $1,639,789                   $1,521,435                 $1,431,523
    equity                                 =========                    =========                  =========

Net interest income                                   $ 65,101                     $63,048                    $62,024
                                                      ========                     =======                    =======
Net interest spread(3)                                           3.65%                       3.84%                        4.05%
                                                                 =====                       =====                        =====
Net interest margin(4)                                           4.26%                       4.48%                        4.70%
                                                                 =====                       =====                        =====


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

Table 2 displays average balances, interest and interest rates for each major category of interest-earning assets and interest-bearing liabilities over a three-year period. Total interest income, expressed on a taxable-equivalent basis as if every dollar of interest income was fully taxable at the same federal and state tax rate, increased 3% to $117 million for 1999 from $114 million for 1998. The increase was attributed largely to a 22% increase in average investment securities supplementing a modest 4% growth in average loans.

   Total interest expense increased 2.8%, to $52 million for 1999, from $50.6 million for 1998, but trailed the rate of growth of interest-bearing liabilities as the average cost of funds declined to 4.02% for 1999, from 4.24% for 1998. Average interest-bearing deposits increased by 7.3% for 1999, and average borrowings, principally long term, increased by 16.7%. While the 32.8% growth in average repurchase balances between 1999 and 1998 reflected growth in underlying commercial account relationships, a 7.9% increase in FHLB borrowings was related chiefly to funding the vault cash build-up recommended by regulatory guidance to meet potential customer needs related to the Year 2000.

   The net interest margin ("margin"), which is the ratio of taxable-equivalent net interest income to average earning assets, has been under considerable pressure throughout the banking industry, especially over the past two years. A moderate decline in the margin to 4.26% for 1999 compared with 4.48% for 1998 was principally the result of modest growth in total average loans, with stronger growth in lower-yielding investment securities. Furthermore, Bancorp's earning assets have a tendency to re-price more quickly than its interest-bearing liabilities, further exacerbating the margin decline as interest rates moved lower in the beginning of 1999. The last quarter of the year reflected a reversal of this trend as interest rates increased slightly. Table 3, Analysis of Changes in Net Interest Income, quantifies the change in net interest income for the periods presented and, as discussed above, shows how much was attributed to volume factors and how much was influenced by interest rate movements. Bancorp endeavors to maintain a relatively balanced position between interest-sensitive assets and interest-sensitive liabilities without forgoing opportunities to benefit from relevant interest rate conditions within the boundaries of prudent risk management and established corporate policy. Further information may be found on page 40, Asset and Liability Management ("ALM"), Market Risk on page 41, and in Table 15, Effects of Changes in Interest Rates on MVE, page 41.

TABLE 3. ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                                             YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                               1999 OVER 1998                         1998 OVER 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                       INCREASE    DUE TO CHANGE IN(1)       INCREASE     DUE TO CHANGE IN(1)
(DOLLARS IN THOUSANDS)                                (DECREASE)   VOLUME      RATES        (DECREASE)    VOLUME      RATES
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Interest and fees on loans(2)(3)                       $(1,020)    $3,176     $(4,196)       $ 1,848     $ 3,468    $(1,620)
Interest and dividends on investment securities:
  Taxable                                                2,944      3,144        (200)         1,208       1,839       (631)
  Tax-exempt(4)                                          1,973      2,067         (94)          (166)        112       (278)
Interest on federal funds sold                            (143)       229        (372)           157        (130)       287
Interest-bearing deposits with banks                      (287)      (153)       (134)          1005         961         44
------------------------------------------------------------------------------------------------------------------------------------
Total                                                    3,467      8,463      (4,996)         4,052       6,250     (2,198)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE

Interest on deposits                                       582      2,556      (1,974)         2,173       2,222        (49)
Interest on federal funds purchased and securities
 sold under agreements to repurchase                       624        828        (204)           273         380       (107)
Interest on other short-term borrowings                   (538)      (599)         61         (2,188)     (1,966)      (222)
Interest on long-term borrowings                           746        997        (251)         2,770       2,820        (50)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                    1,414      3,782      (2,368)         3,028       3,456       (428)
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 2,053     $4,681     $(2,628)       $ 1,024     $ 2,794    $(1,770)
------------------------------------------------------------------------------------------------------------------------------------


(1) THE CHANGE IN INTEREST DUE TO BOTH RATE AND VOLUME HAS BEEN ALLOCATED TO RATE AND VOLUME CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.
(2) INCLUDED IN THE CHANGE IN INTEREST INCOME ARE INCREASED FEES ON LOANS OF $2,376 FOR THE YEAR ENDED DECEMBER 31, 1999 OVER 1998 AND INCREASED FEES ON LOANS OF $2,998 FOR THE YEAR ENDED DECEMBER 31, 1998 OVER 1997.
(3) TAX EQUIVALENT ADJUSTMENTS OF $262 FOR 1999, $250 FOR 1998 AND $153 FOR 1997 ARE INCLUDED IN THE CALCULATION OF RATE CHANGES FOR INTEREST AND FEES ON LOANS.
(4) TAX-EQUIVALENT ADJUSTMENTS OF $3,082 FOR 1999, $2,405 FOR 1998 AND $2,459 FOR 1997 ARE INCLUDED IN THE CALCULATION OF RATE CHANGES FOR TAX-EXEMPT INVESTMENT SECURITIES CHANGES FOR TAX-EXEMPT INVESTMENT SECURITIES.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was decreased by 58% for 1999, to $1.3 million, from $3.1 million for 1998, related to improved credit quality and a declining level of consumer loan losses. Total net loan losses for 1999 declined by 1% from 1998, and amounted to 0.22% of average total loans for the year. During 1998, a special provision for possible loan losses related to the acquisition of TBT amounted to $750 thousand ($460 thousand after tax). Excluding this special item of $750 thousand from the 1998 provision for comparison purposes, the provision for credit losses was decreased by 44% for 1999 from 1998. A five-year history of the allowance for credit losses is displayed in Table 13, page 38.

NONINTEREST INCOME

Noninterest income decreased 5% in 1999, to $25.0 million, from $26.3 million in 1998. Excluding special items of an unusual or nonrecurring nature occurring during 1998 as described below, noninterest income from continuing operations increased $166 thousand in 1999.

   Included in the results for 1998 were net investment securities gains of $1.0 million realized by TBT in the eleven-month period prior to the merger and a $467 thousand gain realized by Bancorp on the sale of real estate previously used as a branch office facility.

   Trust income increased 9% in 1999, resulting primarily from an increase in estate administration fees.

   Service charges on deposit accounts increased 4% in 1999, to $7.1 million, from $6.8 million for 1998 related largely to transaction volume.

   Insurance income increased 19% to $6.9 million for 1999 from $5.8 million for 1998 related to increased sales of consumer and commercial business insurance products.

   Gains on sales of loans decreased 44% to $2.2 million for 1999 from $3.9 million for 1998. The origination activity of 1999 could not keep pace with the 1998 volumes. The historically low mortgage rate environment that was sustained throughout 1998 triggered high refinancing volume that year.

   Other operating income increased 7% to $5.9 million for 1999 from $5.5 million for 1998 principally related to an increase in brokerage and alternative investment income.

NONINTEREST EXPENSE

Total noninterest expense, sometimes referred to as overhead expense, increased 6% to $67.2 million for 1999 from $63.4 million for 1998. Excluding merger related expense and other special items of an unusual or nonrecurring nature as disclosed in Table 1 and discussed below, noninterest expense increased 3%.

   Salaries increased 1% to $28.4 million for 1999 from $28.1 million for 1998.

   Pension and other employee benefits declined 5% to $6.0 million for 1999 from $6.3 million for 1998 related to favorable experience in medical and health programs.

   Merger-related expense increased to $5.0 million for 1999 from $3.2 million for 1998 largely associated with legal and accounting fees, severance payments, contract terminations,and similar expenses incurred in connection with the acquisition and merger of PVB which closed on December 30, 1999.

   Occupancy and equipment expense declined 3% to $9.3 million for 1999 from $9.6 million for 1998 attributed to cost reductions associated with a systems conversion at the Savings Bank completed in June 1998.

   Other operating expense increased 13% to $18.5 million for 1999 from $16.3 million for 1998 related principally to professional services regarding a number of bank initiatives, including a program designed to enhance fee income opportunities, human resource development programs, and outsourcing opportunities.

INCOME TAXES

Income tax expense decreased by 8% to $5.2 million for 1999, from $5.6 million for 1998, largely related to a 7% decrease in income before taxes. Tax expense varies with changes in the level of income before taxes, the amount of tax-exempt income realized, and the relationship of these changes to each other. Also, the amount of income tax expense differs from the amount computed at statutory rates primarily because interest realized on state and municipal obligations and certain loans is tax-exempt. See Note 8, INCOME TAXES, Notes to Consolidated Financial Statements.

   The effective tax rate, which is the provision for income taxes divided by income before taxes, increased slightly to 28.4% for 1999 compared with 27.7% for 1998 largely related to non-tax-deductible expenses associated with the acquisitions.

FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

Bancorp's financial condition can be evaluated by analyzing its sources and uses of funds. The comparison of average balances in Table 4 shows an increase in average earning assets ("Uses") for 1999 of $119 million, or 8.5% above 1998, and indicates how that increase was funded ("Sources").


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

TABLE 4. SOURCES AND USES OF FUNDS


                                                        1999                                1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
                                         AVERAGE      INCREASE                AVERAGE     INCREASE                AVERAGE
(DOLLARS IN THOUSANDS)                   BALANCE     (DECREASE)      %        BALANCE    (DECREASE)       %        BALANCE
------------------------------------------------------------------------------------------------------------------------------------
FUNDING USES

Federal funds sold                      $  18,261      $ 3,547     24.1%     $  14,714     $ (2,134)    (12.7)%   $  16,848
Interest-bearing deposits with banks       23,242       (3,089)   (11.7)        26,331       18,337     229.4         7,994
Taxable investment securities             321,016       51,925     19.3        269,091       29,734      12.4       239,357
Tax-exempt investment securities          131,016       29,858     29.5        101,158        1,550       1.6        99,608
Loans, net                              1,032,955       36,861      3.7        996,094       39,201       4.1       956,893
------------------------------------------------------------------------------------------------------------------------------------
Total uses                             $1,526,490     $119,102      8.5%    $1,407,388     $ 86,688       6.6%   $1,320,700
------------------------------------------------------------------------------------------------------------------------------------
FUNDING SOURCES
Interest-bearing checking              $  180,281     $ 23,077     14.7%    $  157,204     $ 11,398       7.8%   $  145,806
Savings                                   179,124         (283)    (0.2)       179,407       (8,052)     (4.3)      187,459
Money market accounts                     198,170       33,633     20.4        164,537       19,489      13.4       145,048
Certificates of deposit                   556,161       18,965      3.5        537,196       29,257       5.8       507,939
Short-term borrowings                      89,425        7,638      9.3         81,787      (27,564)    (25.2)      109,351
Long-term borrowings                       92,368       18,404     24.9         73,964       49,614     203.8        24,350
Noninterest-bearing funds (net)(1)        230,961       17,668      8.3        213,293       12,546       6.2       200,747
------------------------------------------------------------------------------------------------------------------------------------
Total sources                          $1,526,490     $119,102      8.5%    $1,407,388     $ 86,688       6.6%   $1,320,700
------------------------------------------------------------------------------------------------------------------------------------

(1) NONINTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY, LESS NONINTEREST-EARNING ASSETS.

TABLE 5. INVESTMENT PORTFOLIO DISTRIBUTION-AMORTIZED COST(1)

                                                                                                  DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                 1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of U.S. government corporations
    and agencies                                                                     $137,554       $131,158       $129,488
Obligations of states and political subdivisions                                      131,711        125,842        103,592
Mortgage-backed securities                                                            146,704        154,848         89,544
Other securities                                                                       14,875         23,305         19,176
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                $430,844       $435,153       $341,800
------------------------------------------------------------------------------------------------------------------------------------

(1) REFLECTS THE COST OF SECURITIES PURCHASED, ADJUSTED FOR AMORTIZATION OF PREMIUMS AND ACCRETION OF DISCOUNTS, WHICH DIFFERS FROM THE AMOUNTS REFLECTED IN THE CONSOLIDATED BALANCE SHEETS DUE TO FAIR VALUE ADJUSTMENTS MADE IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT
    NO. 115.

TABLE 6. INVESTMENT PORTFOLIO ANALYSIS--DECEMBER 31, 1999

                                                                            MATURING IN:
------------------------------------------------------------------------------------------------------------------------------------
                                                           AFTER ONE        AFTER FIVE
                                          ONE YEAR          THROUGH          THROUGH
                                           OR LESS        FIVE YEARS         TEN YEARS      AFTER TEN YEARS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                 AMOUNT   YIELD    AMOUNT    YIELD   AMOUNT    YIELD  AMOUNT    YIELD   AMOUNT   YIELD
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:(1)

U.S. Treasury securities and obligations of
  U.S. government corporations and
                       agencies        $12,529   5.34%   $70,939    6.06%  $54,086    6.46%   $ --    --%    $137,554   6.15%
Obligations of states and political
                 subdivisions(2)         1,040   6.72      4,338    6.73    22,755    6.48   14,360   6.65     42,493   6.56
Mortgage-backed securities(3)            1,476   6.30     72,900    6.57    27,059    6.45   35,071   6.44    136,506   6.52
Equity securities                           --    --          --   --           --   --      14,875   5.96     14,875   5.98
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                15,045   5.53    148,177    6.33   103,900    6.46   64,306   6.38    331,428   6.35
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  Obligations of states and

    political subdivisions(2)            7,389   7.35     33,298    7.07    18,514    6.77   30,017   6.76     89,218   6.93
  Mortgage-backed securities(3)             --  --         8,139    7.63     2,059    7.27       --   --       10,198   7.55
-----------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                   7,389   7.35     41,437    7.18    20,573    6.82   30,017   6.76     99,416   6.99
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities            $22,434   6.13%  $189,614    6.52% $124,473    6.52% $94,323   6.50%  $430,844   6.50%
-----------------------------------------------------------------------------------------------------------------------------------

(1) REFLECTS THE COST OF SECURITIES PURCHASED, ADJUSTED FOR AMORTIZATION OF PREMIUMS AND ACCRETION OF DISCOUNTS, WHICH DIFFERS FROM THE AMOUNTS REFLECTED IN THE 1999 CONSOLIDATED BALANCE SHEET DUE TO FAIR VALUE ADJUSTMENTS MADE IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 115.

(2) YIELDS ARE PRESENTED ON A FULLY TAXABLE EQUIVALENT BASIS USING THE FEDERAL STATUTORY RATE OF 35%.

(3) ESTIMATED PREPAYMENT ASSUMPTIONS HAVE BEEN INCORPORATED INTO THE MATURITIES FOR MORTGAGE-BACKED SECURITIES BASED UPON HISTORICAL TRENDS.

   Table 5, Investment Portfolio Distribution, displays the year-end amortized cost of the investment securities portfolio, which decreased slightly to $431 million at December 31, 1999 from $435 million at December 31, 1998.

   As shown in Table 6, Investment Portfolio Analysis, the amortized cost of AFS securities totaled $331.4 million and represented 77% of the total securities portfolio and 19% of consolidated total assets at December 31, 1999. AFS securities provide substantial liquidity, chiefly for unexpected loan growth or deposit withdrawal requirements. Conversely, HTM securities, which amounted to $99.4 million, or 23% of the total portfolio at December 31, 1999, are expected to be held until their scheduled maturities and are composed of longer-term, tax-exempt state and municipal obligations and mortgage-backed securities.

   In management's opinion, no securities presented any material risk characteristics at December 31, 1999. Approximately 99% of all obligations of states and political subdivisions were rated A or higher by either Moody's Investors Service or Standard and Poors, and approximately 67% were rated AAA at December 31, 1999.

LOANS

As presented in Table 4, Sources and Uses of Funds, average loans increased 4% in 1999, whereas total loans at December 31, 1999 increased 12% to $1.1 billion from $991.9 million at December 31, 1998 as shown in Table 7, Loan Portfolio Mix. Growth in total loans was most pronounced in the commercial mortgage and commercial loan sectors, with the portfolio being well diversified.

   Management believes that its underwriting standards are conservative and consistently applied. Although geographically focused on its growing primary marketplace, which has proven to be economically vibrant and stable over the years, Bancorp's credit risk is well diversified as to loan type and average loan size.

   TABLE 7. LOAN PORTFOLIO MIX


                                                                          DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                         1999               1998              1997              1996              1995
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                AMOUNT     %     AMOUNT      %     AMOUNT      %      AMOUNT     %      AMOUNT     %
------------------------------------------------------------------------------------------------------------------------------------
Real estate:
  Construction and land            $  67,452    6.1%  $ 73,934    7.4%  $ 73,778    7.5%  $ 67,659     7.4%  $ 55,750    6.6%
    development
  Secured by farmland                  7,884    0.6      8,452    0.9      8,479    0.9      9,006     1.0      8,633    1.0
  Residential mortgage               305,834   27.4    275,955   27.8    268,999   27.4    253,506    27.7    245,233   29.1
  Other mortgage                     276,414   24.8    226,380   22.8    200,119   20.4    186,648    20.4    175,896   20.8
Agricultural                             656    0.1        560    0.1        819    0.1        985     0.1      1,690    0.2
Commercial and industrial            170,379   15.3    134,573   13.5    143,615   14.6    123,520    13.5    115,774   13.7
Consumer                             283,000   25.4    264,199   26.7    282,027   28.8    265,173    29.0    235,962   28.0
Other loans                            3,115    0.3      7,703    0.8      3,187    0.3      8,163     0.9      4,821    0.6
------------------------------------------------------------------------------------------------------------------------------------
Total loans                       $1,114,734  100.0%  $991,756  100.0%  $981,023  100.0%  $914,660   100.0%  $843,759  100.0%
------------------------------------------------------------------------------------------------------------------------------------

Loans are classified according to security, borrower or purpose.

TABLE 8. LOAN MATURITIES AND INTEREST SENSITIVITY(1) AT DECEMBER 31, 1999


                                                                                      MATURING IN:
------------------------------------------------------------------------------------------------------------------------------------
                                                                ONE YEAR         AFTER ONE       AFTER FIVE
(IN THOUSANDS)                                                 OR LESS(2)   THROUGH FIVE YEARS      YEARS            TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Real estate:

  Construction and land development                              $24,456         $ 26,036          $16,960         $ 67,452
  Secured by farmland                                              1,782            6,102               --            7,884
Agricultural                                                         198              458               --              656
Commercial and industrial                                         60,721           79,370           30,288          170,379
Other loans                                                          567            1,257            1,291            3,115
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                          $87,724         $113,223          $48,539         $249,486
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitivity:
  Predetermined rate                                                             $ 89,201          $37,836
  Floating rate                                                                    24,022           10,703
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                                          $113,223          $48,539
------------------------------------------------------------------------------------------------------------------------------------

(1) EXCLUDES REAL ESTATE MORTGAGE LOANS AND CONSUMER LOANS.

(2) INCLUDES DEMAND LOANS, LOANS HAVING NO STATED SCHEDULE OF REPAYMENTS AND NO STATED MATURITY, AND OVERDRAFTS.

DEPOSITS

Representing the principal source of funds for loans and investments, average total deposits, as shown in Table 9, Average Deposits and Rates Paid, increased by 7% in 1999 over 1998, with increases in every major deposit type except Savings. Average rates decreased by 5%.

   Table 10, Maturity of Time Deposits $100,000 or More, reflects a growth rate of 25% for 1999, most notably in the popular six- through twelve-month maturities. Generally the highest cost source of deposits, they are also a relatively stable source coming largely from local municipalities. Bancorp does not expect to see this category exceed recent levels of 5-7% of total deposits.

TABLE 9. AVERAGE DEPOSITS AND RATES PAID


                                                          1999                        1998                        1997
------------------------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE                     AVERAGE                     AVERAGE
(DOLLARS IN THOUSANDS)                             BALANCE       RATE          BALANCE         RATE         BALANCE          RATE
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits              $  176,946                  $  166,541                  $  160,916
Interest-bearing deposits:
  Checking                                          180,281       1.75%         157,204        1.92%        145,806       2.03%
  Money market                                      198,170       3.40          164,537        3.22         145,048       3.00
  Savings                                           179,124       2.33          179,407        2.58         187,459       2.67
  Time                                              556,161       5.17          537,196        5.46         507,939       5.47
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                   1,113,736       3.85        1,038,344        4.07         986,252       4.07
------------------------------------------------------------------------------------------------------------------------------------
Total average deposits                           $1,290,682       3.32%      $1,204,885        3.51%     $1,147,168       3.50%
------------------------------------------------------------------------------------------------------------------------------------

TABLE 10. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE



                                                                                        DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     1999                     1998                      1997
------------------------------------------------------------------------------------------------------------------------------------
Maturing in:
  3 months or less                                                $25,630                  $26,986                  $19,049
  Over 3 months through 6 months                                   19,961                   14,654                   11,628
  Over 6 months through 12 months                                  34,495                   23,140                   11,533
  Over 12 months                                                   18,909                   14,124                   13,213
------------------------------------------------------------------------------------------------------------------------------------
Total                                                             $98,995                  $78,904                  $55,423
------------------------------------------------------------------------------------------------------------------------------------

BORROWINGS

Table 4, Sources and Uses of Funds, reveals a shift from short-term borrowings to long-term borrowings. Short-term borrowings increased $7.6 million to an average of $89.4 million for 1999, and long-term borrowings, which are mainly composed of Federal Home Loan Bank advances maturing beyond one year, increased $18.4 million to an average of $92.4 million for 1999. As a member of the Federal Home Loan Bank of Atlanta, Bancorp takes advantage of a wide variety of attractively priced funding options supported by residential mortgage lending and community reinvestment activities.

   Table 11, Short-Term Borrowings, discloses continued growth, largely in repo relationships with commercial business customers, to $94.0 million at December 31, 1999. Short-term advances from the Federal Home Loan Bank increased to $45.7 million at December 31, 1999 as Bancorp locked in some attractive longer-term spreads during the year.

TABLE 11. SHORT-TERM BORROWINGS

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                                      YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                            1999                      1998                      1997
------------------------------------------------------------------------------------------------------------------------------------
End of period outstanding                                        $ 94,083                  $61,427                  $47,912
Highest month-end balance                                         107,335                   67,772                   65,320
Average balance                                                    73,151                   55,084                   47,350
Average rate of interest:
  At end of year                                                     4.78%                    4.12%                    5.30%
  During year                                                        4.52                     4.87                     5.08
SHORT-TERM ADVANCES FROM FEDERAL HOME LOAN BANK



                                                                                   YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                             1999                     1998                      1997
------------------------------------------------------------------------------------------------------------------------------------
End of period outstanding                                         $45,728                  $14,228                  $54,051
Highest month-end balance                                          45,728                   63,353                   68,551
Average balance                                                    14,760                   24,299                   58,745
Average rate of interest:

  At end of year                                                     5.65%                    5.62%                    5.95%
  During year                                                        5.73                     5.63                     5.91


RISK ELEMENTS

NONPERFORMING ASSETS

Table 12, Nonperforming Assets and Contractually Past-Due Loans, displays a five-year history of steadily declining nonperforming assets. Totaling just $7.4 million, or 0.43% of total consolidated assets at December 31, 1999, Bancorp reduced its nonperforming assets at an annual rate of 33% over the period shown, largely reflecting substantial progress by the Savings Bank in dealing with a legacy of the late-1980s.

   Loans that were past due 90 days or more and not classified as nonperforming totaled $1.5 million at December 31, 1999, or 0.14% of year-end total loans, compared with $2.4 million one year earlier, or 0.24% of total loans at December 31, 1998. Historically, there has been no direct correlation between loans past due 90 days or more and nonperforming loans or loan losses.

TABLE 12. NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS

                                                                                   DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                     1999          1998          1997            1996          1995
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:

  Nonaccrual loans(1)                                     $6,181        $5,544        $ 8,554        $ 8,451        $ 8,885
  Other real estate owned net of valuation allowance(2)    1,185         1,705          5,192          8,113         10,737
------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $7,366        $7,249        $13,746        $16,564        $19,622
Loans past due 90 or more days as to interest or
                                  principal(3)            $1,514        $2,371        $ 1,376        $ 3,025        $ 1,606
Nonperforming loans to total loans                          0.55%         0.56%          0.87%          0.92%          1.05%
Nonperforming assets to total loans plus other
 real estate owned                                          0.66%         0.73%          1.39%          1.80%          2.30%
Nonperforming assets to total assets                        0.43%         0.45%          0.93%          1.18%          1.46%
Allowance for credit losses times nonperforming loans       2.11          2.57           1.60           1.57           1.40
Allowance for credit losses times nonperforming assets      1.77          1.96           1.00           0.80           0.64


(1) LOANS ARE PLACED ON NONACCRUAL STATUS WHEN, IN THE OPINION OF MANAGEMENT, REASONABLE DOUBT EXISTS AS TO THE FULL, TIMELY COLLECTION OF INTEREST OR PRINCIPAL OR A SPECIFIC LOAN MEETS THE CRITERIA FOR NONACCRUAL STATUS ESTABLISHED BY REGULATORY AUTHORITIES. WHEN A LOAN IS PLACED ON NONACCRUAL STATUS, ALL INTEREST PREVIOUSLY ACCRUED BUT NOT COLLECTED IS REVERSED AGAINST CURRENT PERIOD INTEREST INCOME. NO INTEREST IS TAKEN INTO INCOME ON NONACCRUAL LOANS UNLESS RECEIVED IN CASH OR UNTIL SUCH TIME AS THE BORROWER DEMONSTRATES SUSTAINED PERFORMANCE OVER A PERIOD OF TIME IN ACCORDANCE WITH CONTRACTUAL TERMS.
(2) OTHER REAL ESTATE OWNED INCLUDES: BANKING PREMISES NO LONGER USED FOR BUSINESS PURPOSES, REAL ESTATE ACQUIRED BY FORECLOSURE (IN PARTIAL OR COMPLETE SATISFACTION OF DEBT) OR OTHERWISE SURRENDERED BY THE BORROWER
    TO BANCORP'S POSSESSION. OTHER REAL ESTATE OWNED IS RECORDED AT THE LOWER OF COST OR FAIR VALUE ON THE DATE OF ACQUISITION OR TRANSFER FROM LOANS. WRITE-DOWNS TO FAIR VALUE AT THE DATE OF ACQUISITION ARE CHARGED TO THE ALLOWANCE FOR CREDIT LOSSES. SUBSEQUENT TO TRANSFER, THESE ASSETS ARE ADJUSTED THROUGH A VALUATION ALLOWANCE TO THE LOWER OF THE NET CARRYING VALUE OR THE FAIR VALUE (NET OF ESTIMATED SELLING EXPENSES) BASED ON PERIODIC APPRAISALS.
(3) NONACCRUAL LOANS ARE NOT INCLUDED.

POTENTIAL PROBLEM LOANS

At December 31, 1999, there were $26.7 million in loans that management had reasonable concerns might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level, which in management's judgment is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The methodology for assessing the appropriateness of the allowance consists of three primary elements:

   - The Formula Allowance. The formula allowance is calculated by applying historically determined loss factors to outstanding business loans based on credit risk ratings and for pools of homogeneous loans. Individually risk rated loan loss factors are determined using average annual net charge-off rates for the most recent two years. Pooled loans are loans that are homogeneous in nature such as consumer installment and residential mortgage loans. Pooled loan loss factors are based on net charge-offs experienced over the past year. The historic loss factors on the risk rated loans and the pooled loans are then considered for either positive or negative adjustment in an attempt to reflect the current dynamics of the portfolios. These adjustments in the loss factors are tied to management's evaluation of a number of factors including: 1) changes in the trend of the volume and severity of past due, classified and non-accrual assets;
     2) changes in the nature and volume of the portfolio; 3) changes in lending policies, underwriting standards, or collection practices; 4) changes in the experience, ability, depth of lending management and staff;
     5) portfolio concentrations; and 6) changes in the national or local economy.

   - Specific Allowances for Identified Problem Loans. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans. The analysis considers expected future cash flows, the value of collateral or other factors that may impact the borrower's ability to repay.

   - The Unallocated Allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management's subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

   As reflected in Table 13, at December 31, 1999 the allowance for loan losses was $13.1 million, or 1.17% of total loans and 211% of total non-accrual loans. This compares to an allowance for loan losses at December 31, 1998 of $14.2 million, equivalent to 1.44% of total loans and 257% of non-accrual loans. Net charge-offs during 1999 were $32 thousand less than 1998.

   Table 13, Analysis of Allowance for Credit Losses, shows a five-year history of activity reflecting relative stability in both the annual charge-off ratio and the level of the allowance related to total loans. Bancorp had loans amounting to approximately $6.2 million and $5.5 million at December 31, 1999 and December 31, 1998, respectively, that were specifically classified as impaired and included in non-accrual loans in Table 12.

   At December 31, 1999 the allowance for loan losses was $13.1 million, consisting of $11.4 million representing the formula allowance, a $317 thousand specific allowance, and a $1.4 million unallocated allowance. Table 14, Allocation of Allowance for Credit Losses, discloses management's allocation of the allowance to various loan categories. This reflects the underlying trends in loan growth and the change in mix. As they are estimates, this allocation is not intended to limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan category in which future charge-offs may ultimately occur.

   During 1999 management reduced the size of the provision for loan losses due to the following factors:

   - Improvements in net charge-offs in the indirect installment loan portfolio.

   - Continued net recoveries in the commercial portfolios.

   - Reserve adequacy as measured against the various ratios tracked regularly and by comparison to peer Banks.

   See NOTE 4, Loans, Notes to Consolidated Financial Statements, for disclosures pertaining to impaired loans and the specific allowance related thereto.

   While management believes the allowance for credit losses was adequate at December 31, 1999, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

TABLE 13. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES


                                                                              YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                           1999           1998           1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding less
 average unearned income(1)                           $1,116,658       $993,104       $954,115      $868,356       $856,695
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses at beginning of year      $   14,241       $ 13,685       $ 13,302      $ 12,479       $ 14,094
------------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate                                                586          1,053            879           617          3,559
  Commercial and industrial                                  388            532            220           405          1,455
  Consumer                                                 4,144          4,093          4,474         3,660          3,084
------------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                          5,118          5,678          5,573         4,682          8,098
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate                                                310            430            441           470            452
  Commercial and industrial                                  371            235            151         1,180             85
  Consumer                                                 1,969          2,513          2,454         2,033          1,700
------------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                           2,650          3,178          3,046         3,683          2,237
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                            2,468          2,500          2,527           999          5,861
------------------------------------------------------------------------------------------------------------------------------------
Additions charged to operating expense                     1,295          3,056          2,910         1,822          4,246
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses at end of year            $   13,068       $ 14,241       $ 13,685      $ 13,302       $ 12,479
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans outstanding                0.22%          0.25%          0.26%         0.12%          0.68%
------------------------------------------------------------------------------------------------------------------------------------

(1) EXCLUDES LOANS HELD FOR SALE.

TABLE 14. ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES


                                                                           DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                              1999                  1998                  1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
                                                  % GROSS                % GROSS               %GROSS               % GROSS
(DOLLARS IN THOUSANDS)                  AMOUNT     LOANS(1)   AMOUNT     LOANS(1)   AMOUNT      LOANS(1)   AMOUNT     LOANS(1)
------------------------------------------------------------------------------------------------------------------------------------
Real estate:
  Construction and land development    $ 1,612        6.1%   $ 1,830        7.5%   $ 2,304        7.5%    $ 2,161        7.4%
  Residential mortgage                     653       27.4        973       27.8        932       27.4         794       27.7
  Other mortgage                         3,960       24.8      3,566       22.8      3,418       20.4       3,451       20.4
Commercial and industrial                2,388       15.3      1,976       13.6      1,819       14.6       1,818       13.5
Consumer                                 3,073       25.4      3,630       26.7      4,264       28.8       2,959       29.0
Unallocated                              1,382        1.0      2,266        1.6        948        1.3       2,119        2.0
------------------------------------------------------------------------------------------------------------------------------------
Total allowance for credit losses      $13,068      100.0%   $14,241      100.0%   $13,685      100.0%    $13,302      100.0%
------------------------------------------------------------------------------------------------------------------------------------

(1) REFLECTS THE PERCENTAGE OF LOANS IN EACH CATEGORY TO TOTAL LOANS.

YEAR 2000 COMPUTER READINESS

This disclosure is provided pursuant to the Securities and Exchange Commission's Interpretation entitled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies and Municipal Securities Issuers" effective August 4, 1998.

   The Year 2000 issue arose because many existing date-sensitive computer programs, hardware, software, and other devices relying on imbedded chip technology do not recognize a year that begins with "2" because traditional programming has been limited to utilization of a two-digit code for a year (such as "98" for the year 1998). Bancorp has undertaken to review its operating and information technology systems and other mechanical equipment such as elevators to identify systems in which the Year 2000 issue exists and to undertake the necessary renovation or replacement of these systems so that the companies will continue to operate as usual after January 1, 2000.

   In July 1997, Bancorp established a Year 2000 issue task team comprised of representatives across functional lines representing all of its subsidiaries. The Year 2000 issue task team developed a Year 2000 issue assurance plan to coordinate and direct its efforts. The plan was approved by the board of directors on September 11, 1997. The task team provides quarterly reports to the board outlining the status of its efforts and its anticipated work in the coming quarter.

   The assurance plan is composed of five phases: 1) awareness; 2) assessment;
3) renovation; 4) validation; and, 5) implementation, which mirror guidelines developed by the Federal Financial Institutions Examination Council ("FFIEC") to deal with the Year 2000 issue. The assurance plan includes a timeline for completion of all tasks identified. As of December 31, 1999, all critical tasks are current according to the timeline. Activities under each of the phases are ongoing as new vendor and customer relationships are created.

   The task team has received guidance from various regulators including the OCC, Securities and Exchange Commission ("SEC"), OTS, and FFIEC.

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

   Of the one hundred twenty-four (124) products and services identified as mission critical:

   - Forty-two (42) are not date sensitive and are deemed Year
     2000 issue ready.

   - Nineteen (19) cannot be tested internally. The progress of these service providers' efforts addressing the Year 2000 issue are being closely monitored. All nineteen (19) advise that their products and/or services are either Year 2000 issue ready now or will be in advance of January 1, 2000. Examples of products and/or services that are not capable of internal testing include utilities and communications services.

   - Sixty-three (63) have been successfully tested.

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

UPDATE POST DECEMBER 31, 1999

Bancorp experienced no significant problem during the December 31 - January 2nd weekend. Business continued as usual over the weekend and commencing January 3, 2000. All systems were successfully tested by 12 Noon on January 1st. No systems interruptions related to Year 2000 issues have been experienced through February 15, 2000. Third party service providers whose systems could not be tested prior to January 1, 2000 also have continued to provide essentially uninterrupted service. Noted problems were minor and were handled through Bancorp's contingency planning process. No loan relationships in excess of $250,000 have been identified which have experienced payment or credit risk concerns as a result of Year 2000 issues. Bancorp plans to continue to monitor systems at February 28 and 29, 2000 for Year 2000 issue related problems. Bancorp's contingency plans are designed to address any such problems. The most reasonably likely Year 2000 issue worst case scenario continues to be as identified above.

   As of February 15, 2000, Bancorp has spent a total of $461,000 addressing Year 2000 issues from a total budget of $525,000. Bancorp does not anticipate any significant additional expenses. Work is done predominantly by existing associates as part of their normal work responsibilities. Bancorp does not separately track these internal costs which are principally payroll related. Costs for dealing with Year 2000 issues are being provided from operating revenues.

ASSET AND LIABILITY MANAGEMENT

The primary objectives for Bancorp's asset/liability management policies are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. Bancorp's asset liability policies are approved by the Board of Directors and administered by Bancorp's asset/liability management committee ("ALCO"), which is primarily composed of executive officers. ALCO's principal responsibilities include:

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

   Asset liquidity includes monitoring the amount of available cash on hand and assets maturing in the near term, limiting the amount of securities that may be pledged, and maintaining relatively short duration of investment securities. Tables 6 and 8 show a combined total of $110.2 million of investment securities and certain loans coming due within 12 months, or 6.4% of total assets at December 31, 1999.

   Funding liquidity is monitored primarily by the ratio of loans to deposits. As loan growth resumed in 1999, the loan-to-deposit ratio increased sharply to 85% at December 31, 1999 from 77% one year earlier. Funding liquidity is also augmented by a wide variety of borrowing sources including the FHLB and credit lines available through correspondent banking relationships.

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

   Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Because of inherent limitations in traditional cumulative gap analysis, however, ALCO also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current re-pricing conditions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e., the net present value of all future cash flows from financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 15 presents MVE at December 31, 1999.

TABLE 15. EFFECTS OF CHANGES IN INTEREST RATES ON MVE AT DECEMBER 31, 1999

(DOLLARS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       PERCENT CHANGE
------------------------------------------------------------------------------------------------------------------------------------
                                                       MARKET VALUE         HYPOTHETICAL       HYPOTHETICAL
CHANGE IN                                              OF PORTFOLIO            CHANGE            INCREASE            BOARD
INTEREST RATES                                            EQUITY         INCREASE/(DECREASE)    (DECREASE)         LIMIT(1)
------------------------------------------------------------------------------------------------------------------------------------
300 bp rise                                             $112,141              $(27,362)             (19.6)%           (30.0)%
200 bp rise                                              121,184               (18,319)             (13.1)%           (20.0)%
100 bp rise                                              130,313                (9,190)              (6.6)%           (10.0)%
Base scenario                                            139,503                    --               --                --
100 bp decline                                           151,719                12,216                8.8%            (10.0)%
200 bp decline                                           159,927                20,424               14.6%            (20.0)%
300 bp decline                                           168,049                28,546               20.5%            (30.0)%

(1) ESTABLISHED BY BANCORP'S BOARD OF DIRECTORS

   Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates. At December 31, 1999 and 1998, the changes in net interest income and or MVE calculated under these alternative methods were within limits established by the Board of Directors and monitored by ALCO.

CAPITAL RESOURCES

It is Bancorp's policy to maintain a level of capital sufficient to protect the company's depositors, creditors, and shareholders, and to support Bancorp's growth. The principal source of capital is retained earnings.

   The Board, the OCC and the OTS maintain capital adequacy guidelines applicable to Bancorp, the Bank, and the Savings Bank, respectively, as disclosed in Note 15, Shareholders' Equity, Notes to Consolidated Financial Statements. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were "well capitalized" at December 31, 1999 and 1998.

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

1998 COMPARED TO 1997

OVERVIEW

Net income for 1998 decreased 7.9% to $14.6 million, or $1.33 per diluted share, from $15.9 million, or $1.46 per diluted share, for 1997, largely reflecting the influence of special items in both years as set forth in Table 1. Excluding special items in both years, net (operating) income increased 5% to $16.5 million, or $1.50 per diluted share, from $15.6 million, or $1.43 per share for 1997.

SPECIAL ITEMS--1998

Special items for 1998, as shown in Table 1 on an after-tax basis, included $2.332 million of merger-related expense, or $0.21 per share. This amount included $192 thousand ($0.01 per share) of merger-related expenses pertaining to the 1998 integration of core processing systems and administrative functions at the Savings Bank, acquired in November 1996, $190 thousand ($0.01 per share) related to the May 1998 acquisition of KS, and $1.922 million ($0.19 per share) related to the acquisition and integration of TBT. A special provision for possible loan losses related to the acquisition of TBT amounted to $460 thousand after tax, or $0.04 per share. The integration of TBT's core processing systems and administrative functions was completed in February 1999. Net securities gains realized by TBT during 1998 amounted to $661 thousand ($0.06 per share), and Bancorp realized a net gain of $270 thousand ($0.02 per share) on the sale of bank-owned real estate.

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

NET INTEREST INCOME

Net interest income, on a tax-equivalent basis, increased 2% to $63.0 million for 1998, from $62.0 million for 1997. The yield on average earning assets decreased 22 basis points. Although there was an increased reliance on borrowed funds in 1998, the average rate paid on interest-bearing liabilities declined one basis point assisted by lower average rates paid on core deposit products. The net interest margin decreased to 3.83% for 1998, from 4.05% for 1997.

NONINTEREST INCOME

Noninterest income increased 17.6% in 1998, to $26.3 million, from $22.4 million in 1997. Excluding special items of an unusual or nonrecurring nature described below, noninterest income from continuing operations increased 7% in 1998.

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

   Service charges on deposit accounts increased 4% in 1998, to $6.8 million, from $6.5 million for 1997 related largely to transaction volume.

   Insurance income increased 14.0% to $5.8 million for 1998 from $5.1 million for 1997 related to increased sales of consumer and commercial business insurance products.

   Gains on sales of loans increased 160% to $3.9 million for 1998 from $1.5 million for 1997. The historically low mortgage rate environment that was sustained throughout 1998 triggered high refinancing volume.

   Other operating income declined 14% to $5.5 million for 1998 from $6.4 million for 1997 principally related to the mid-year 1997 sale of the credit card merchant processing business and the termination of revenue therefrom.

NONINTEREST EXPENSE

Total noninterest expense, sometimes referred to as overhead expense, increased 11.5% to $63.4 million for 1998 from $56.9 million for 1997. Excluding merger related expense and other special items of an unusual or nonrecurring nature as disclosed in Table 1 and discussed below, noninterest expense increased 2% reflecting stringent cost controls and significant efficiencies realized through the 1998 integration of the Savings Bank's core processing systems and administrative functions.

   Salaries increased 11% to $28.1 million for 1998 from $25.3 million for 1997. Excluding $454 thousand in 1997 compensation expense recognized pursuant to the provisions of an agreement with the Savings Bank, salaries increased 14% attributed to merit increases, new hires, promotions, and performance-based incentive payments.

   Pension and other employee benefits increased 8.2% to $6.3 million for 1998 from $5.8 million for 1997.

   Merger-related expense increased to $3.2 million for 1998 from $0.5 million for 1997 largely associated with legal and accounting fees, severance payments, contract terminations, and similar expenses incurred in connection with the acquisition and merger of Monocacy Bancshares, Inc. which closed on November 30, 1998.

   Occupancy and equipment expense increased 5.7% to $9.6 million for 1998 from $9.0 million for 1997.

   Other operating expense remained flat at $16.3 million for both 1998 and 1997.

INCOME TAXES

Income tax expense decreased 8.5% to $5.6 million for 1998, from $6.1 million for 1997. The effective tax rate was 28.3% for 1998 compared with 27.9% for 1997.

FINANCIAL CONDITION

Total assets were $1.620 billion at December 31, 1998, up $141.0 million, or 10%, from a year earlier. The increase was principally reflected in loans, which were funded by a variety of sources, the largest component being long-term borrowings, closely followed by certificates of deposit and interest-bearing checking products. The capital position was strengthened as the increase in average shareholders' equity, 8.2% over 1997, outpaced the 6.3% growth in average assets leading to an increase in the average equity capital-to-assets ratio to 9.60% for 1998, from 9.42% for 1997. All capital ratios were substantially in excess of regulatory minimums for Bancorp and its subsidiaries at each of the years ended December 31, 1998 and 1997.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses was increased by 5%, to $3.1 million for 1998, from $2.9 million for 1997. The ratio of net charge-offs to average loans outstanding decreased slightly to 0.25% for 1998, from 0.26% for 1997.

NONPERFORMING ASSETS

Continuing a trend extending over the previous four years, nonperforming assets declined further in 1998, by 47% to $7.2 million at December 31, 1998, from $13.7 million at year-end 1997. The ratio of nonperforming assets to total assets declined to 0.45% at December 31, 1998 from .93% one year earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth on pages 23 and 24 of this Form 10-K and is expressly incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of F&M Bancorp:

We have audited the accompanying consolidated balance sheets of F&M Bancorp (a Maryland bank holding company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of F&M Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Monocacy Bancshares, Inc., a bank holding company acquired during 1998 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, for the year ended December 31, 1997. Such statements are included in the consolidated financial statements of F&M Bancorp and subsidiaries and reflect 18% of consolidated total income for 1997. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Monocacy Bancshares, Inc., is based solely on the report of the other auditors. We did not audit the consolidated financial statements of Patapsco Valley Bancshares, Inc., a bank holding company acquired during 1999 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, for the years ended December 31, 1998 and 1997. Such statements are included in the consolidated financial statements of F&M Bancorp and subsidiaries and reflect 10% of consolidated total assets at December 31, 1998, and 11% and 9% of consolidated total income for 1998 and 1997, respectively. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Patapsco Valley Bancshares, Inc., is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of F&M Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                   /s/ Arthur Andersen LLP
Vienna, Virginia
January 18, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Monocacy Bancshares, Inc.

We have audited the consolidated balance sheet of Monocacy Bancshares, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monocacy Bancshares, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                           /s/ Stegman & Company

Baltimore, Maryland
January 23, 1998


REPORT OF INDEPENDENT AUDITORS
The Board of Directors and Stockholders
Patapsco Valley Bancshares, Inc. and Subsidiaries
Ellicott City, Maryland

We have audited the consolidated balance sheet of Patapsco Valley Bancshares, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patapsco Valley Bancshares, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                           /s/ Rowles & Company, LLP

Baltimore, Maryland
March 2, 1999

F&M Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                            1999                     1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                   $ 60,888                 $ 54,587
Federal funds sold                                                                          11,304                   28,956
Interest-bearing deposits with banks                                                        14,128                   17,970
------------------------------------------------------------------------------------------------------------------------------------
  Total cash and cash equivalents                                                           86,320                  101,513
------------------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                         15,497                   28,529
Investment securities:
  Held-to-maturity, fair value of $97,357 in 1999 and $100,478 in 1998                      99,416                   98,231
  Available-for-sale, at fair value                                                        317,945                  337,377
------------------------------------------------------------------------------------------------------------------------------------
  Total investment securities                                                              417,361                  435,608
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income of $70 in 1999 and $520 in 1998                            1,114,734                  991,756
Less: Allowance for credit losses                                                          (13,068)                 (14,241)
------------------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                              1,101,666                  977,515
------------------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                                            35,494                   36,280
Other real estate owned, net                                                                 1,185                    1,705
Interest receivable                                                                         10,080                   10,183
Intangible assets                                                                            6,696                    7,298
Other assets                                                                                45,035                   21,859
------------------------------------------------------------------------------------------------------------------------------------
  Total other assets                                                                        98,490                   77,325
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $1,719,334               $1,620,490
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest-bearing                                                                    $ 188,154                $ 190,080
  Interest-bearing                                                                       1,125,919                1,095,181
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                         1,314,073                1,285,261
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Federal funds purchased and securities sold under agreements to repurchase                94,083                   61,427
  Other short-term borrowings                                                               48,183                   14,776
Long-term borrowings                                                                       100,578                   94,246
Accrued interest and other liabilities                                                      18,597                   16,593
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        1,575,514                1,472,303
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Common stock, par value $5 per share; authorized 50,000,000 shares;
  issued and outstanding 10,999,621 in 1999 and 10,439,434 in 1998                          54,998                   52,196
Surplus                                                                                     78,248                   65,020
Retained earnings                                                                           18,951                   30,694
Accumulated other comprehensive (loss) income                                               (8,377)                     277
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 143,820                  148,187
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $1,719,334               $1,620,490
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

F&M Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

                                                                                            YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                     1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                         $ 86,339        $ 87,371        $ 85,620
Interest and dividends on investment securities:
  Taxable                                                                            19,424          16,480          15,272
  Tax-exempt                                                                          5,984           4,688           4,800
Interest on deposits with banks                                                       1,099           1,386             367
Interest on federal funds sold                                                          952           1,095             952
------------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                             113,798         111,020         107,011
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
  Checking                                                                            3,163           3,024           2,966
  Savings                                                                             4,175           4,628           5,012
  Money market accounts                                                               6,732           5,293           4,355
  Certificates of deposit                                                            28,779          29,322          27,761
Interest on federal funds purchased and securities sold under
  agreements to repurchase                                                            3,304           2,680           2,407
Interest on Federal Home Loan Bank borrowings                                         5,796           5,529           4,907
Interest on other short-term borrowings                                                  92             151             191
------------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             52,041          50,627          47,599
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                  61,757          60,393          59,412
Provision for credit losses                                                           1,295           3,056           2,910
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                60,462          57,337          56,502
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust income                                                                          2,864           2,671           2,715
Service charges on deposit accounts                                                   7,083           6,810           6,524
Insurance income                                                                      6,887           5,793           5,083
Gains on sales of loans                                                               2,219           3,930           1,513
Net gains on sales of securities                                                         10           1,104              76
Net (losses) gains on sales of property                                                 (14)            450              17
Other operating income                                                                5,939           5,531           6,426
------------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                           24,988          26,289          22,354
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries                                                                             28,392          28,052          25,262
Pension and other employee benefits                                                   5,956           6,256           5,783
Merger-related expense                                                                5,044           3,217             480
Occupancy and equipment expense                                                       9,315           9,555           9,038
Other operating expense                                                              18,501          16,313          16,289
------------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                          67,208          63,393          56,852
------------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                             18,242          20,233          22,004
Provision for income taxes                                                            5,179           5,600           6,119
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $ 13,063        $ 14,633        $ 15,885
------------------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (losses) gains on securities                                           $  (8,659)         $ (787)        $ 1,335
Reclassification adjustment for gains (losses) included in income                         5             678              47
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                    (8,654)           (109)          1,382
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                $ 4,409        $ 14,524        $ 17,267
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE--BASIC
Based on weighted average shares outstanding of 10,981,125 in 1999,
  10,888,985 in 1998, and 10,838,750 in 1997                                         $ 1.19          $ 1.34          $ 1.47
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE--DILUTED
Based on weighted average shares outstanding of 11,040,986 in 1999,
  11,004,812 in 1998, and 10,911,406 in 1997                                         $ 1.18          $ 1.33          $ 1.46
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

F&M Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY


                                                                    THREE YEARS ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ACCUMULATED
                                                                                                        OTHER
                                                       COMMON STOCK                      RETAINED    COMPREHENSIVE
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  SHARES       PAR VALUE     SURPLUS     EARNINGS    (LOSS) INCOME    TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                    8,798,457      $43,993      $48,551      $ 38,212     $  (996)     $129,760
Net income                                             --           --           --        15,885          --        15,885
Dividend reinvestment plan                          8,260           41          264           (83)         --           222
Cash dividends paid ($.61 per share)                   --           --           --        (6,573)         --        (6,573)
Stock consideration for options exercised          (9,514)         (48)         (59)         (221)         --          (328)
Stock options exercised                            52,097          260        1,147            --          --         1,407
Stock dividend                                    415,482        2,078        6,351        (8,429)         --            --
Other comprehensive income                             --           --           --            --       1,382         1,382
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                    9,264,782       46,324       56,254        38,791         386       141,755
Net income                                             --           --           --        14,633          --        14,633
Dividend reinvestment plan                         18,080           89          426          (126)         --           389
Cash dividends paid ($.92 per share)                   --           --           --       (10,023)         --       (10,023)
Stock consideration for options exercised          (3,217)         (16)         (19)          (90)         --          (125)
Stock options exercised                            56,930          285        1,382            --          --         1,667
Stock dividend                                  1,102,859        5,514        6,977       (12,491)         --            --
Other comprehensive loss                               --           --           --            --        (109)         (109)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                   10,439,434       52,196       65,020        30,694         277       148,187
Net income                                             --           --           --        13,063          --        13,063
Dividend reinvestment plan                         10,620           55          171          (138)         --            88
Cash dividends paid ($.97 per share)                   --           --           --       (10,646)         --       (10,646)
Stock consideration for options exercised         (11,554)         (58)         (50)          (81)         --          (189)
Stock options exercised                           105,437          527        1,444            --          --         1,971
Stock dividend                                    455,684        2,278       11,663       (13,941)         --            --
Other comprehensive loss                               --           --           --            --      (8,654)       (8,654)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                   10,999,621      $54,998      $78,248      $ 18,951     $(8,377)     $143,820
------------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

F&M Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                1999            1998           1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  13,063      $  14,633      $  15,885
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                           1,295          3,056          2,910
  Provision for other real estate owned                                                    --              2            156
  Depreciation and amortization                                                         3,764          3,272          3,298
  Amortization of intangibles                                                           1,152            790            767
  Net premium amortization on investment securities                                       342             37            423
  Deferred income taxes                                                                   416           (532)          (453)
  Amortization (accretion) of net loan origination costs (fees)                            24           (168)           (41)
  Gains on sales of property                                                               14           (450)           (17)
  Gains on sales/calls of securities                                                      (10)        (1,104)           (76)
  (Increase) decrease in loans held for sale                                           13,032        (17,765)           806
  Decrease (increase) in interest receivable                                              103             69           (938)
  Increase in other assets                                                            (23,176)          (814)          (743)
  Increase in interest payable                                                            194            999            398
  Increase (decrease) in other liabilities                                              1,810            251           (449)
  Gains on sales of loans                                                              (2,219)        (3,930)        (1,513)
  Other operating activities                                                            7,250          1,741            881
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              17,054             87         21,294
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities to be held-to-maturity                             (20,215)       (26,729)        (7,722)
Purchases of investment securities available-for-sale                                (185,232)      (453,300)      (195,010)
Proceeds from calls of securities held-to-maturity                                         --         17,038          8,420
Proceeds from sales/calls of securities available-for-sale                             14,976        156,645         88,466
Proceeds from maturing securities available-for-sale                                  175,938        209,194        106,889
Proceeds from maturing securities held-to-maturity                                     18,507          6,103          3,719
Net increase in loans                                                                (125,471)        (9,847)       (67,189)
Purchases of premises and equipment                                                    (3,701)        (5,367)        (4,812)
Proceeds from sales of property                                                             2          4,173          1,699
Other investing activities                                                                518           (608)          (764)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (124,678)      (102,698)       (66,304)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits, interest-bearing
  checking, savings and money market accounts                                          57,681         67,438         18,955
Net (decrease) increase in certificates of deposits                                   (28,869)        44,766         17,000
Net increase in federal funds purchased and securities sold under
  agreements to repurchase                                                             32,656         13,514          2,800
Net increase (decrease) in other short-term borrowings                                 33,407        (42,476)        (7,926)
Net increase (decrease) in long-term borrowings                                         6,332         50,384         28,691
Cash dividends paid                                                                   (10,646)       (10,023)        (6,573)
Dividend reinvestment plan                                                                 88            389            222
Proceeds from issuance of common stock                                                  1,782          1,542          1,079
Other financing activities                                                                 --           (445)             8
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              92,431        125,089         54,256
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                  (15,193)        22,478          9,246
Cash and cash equivalents at beginning of year                                        101,513         79,035         69,789
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $  86,320      $ 101,513      $  79,035
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest                                                          $  55,856      $  50,064      $  47,522
Cash payments for income tax                                                            5,180          6,522          7,599

NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value adjustment for securities available for sale, net of income taxes           (8,654)          (109)         1,382
Transfers of securities from the held-to-maturity portfolio to the
                                   available-for-sale portfolio                            --             --         24,027
Loans originated on sale of real estate owned held for sale                                --             --          1,320
Net transfer to real estate owned held for sale from loans receivable                      --            705             73
Transfers of loans to held for sale                                                        --             --             --
Retirement of common stock                                                                 44            117             --


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

F&M Bancorp (the "Parent Company") is a bank holding company that provides its customers with banking and bank-related financial services through its wholly owned subsidiaries, Farmers & Mechanics National Bank and Subsidiaries (the "Bank") and Home Federal Savings Bank and Subsidiaries (the "Savings Bank"). The Bank and the Savings Bank offer various loan, deposit and other financial products and services to individuals and commercial businesses located primarily within the State of Maryland. The primary market area encompasses Frederick, Carroll, Montgomery and Washington Counties, MD, with additional community office presence in Allegany, Baltimore, and Howard Counties, MD and Adams County, PA. The Bank and the Savings Bank maintain correspondent banking relationships that allow them to execute daily federal funds transactions on an unsecured basis.

   The accounting and reporting policies and practices of F&M Bancorp and Subsidiaries ("Bancorp") conform with United States generally accepted accounting principles ("GAAP") and with prevailing practice in the banking industry. The following is a summary of Bancorp's significant accounting policies:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Parent Company and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. In the Parent Company financial statements, investment in subsidiaries is accounted for using the equity method of accounting.

COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to benefits of $5,444,000 and $69,000 in 1999 and 1998, respectively, and a provision of $869,000 in 1997.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Securities classified as trading, if any, are those securities bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with any unrealized gains and losses included in noninterest income in the consolidated statement of income and comprehensive income.

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


                                                                               YEARS
-------------------------------------------------------------------------------------------
Bank premises                                                                15 to 50
Furniture and equipment                                                       3 to 10
Leasehold improvements                                                       10 to 25

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

PER SHARE DATA

Earnings per share ("EPS") are computed and presented in accordance with FASB Statement No. 128, "Earnings Per Share." As prescribed therein, the presentation of primary EPS has been replaced with the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders ("numerator") by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits ("denominator"). Diluted EPS reflects the potential dilution that could occur if outstanding stock options or other contracts to issue common stock, if any, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus 59,861 shares, 115,827 shares, and 72,656 shares represented by outstanding stock options assumed to be exercised for the years ended December 31, 1999, 1998 and 1997, respectively.

TRUST ASSETS AND INCOME

Assets held in an agency or fiduciary capacity are not assets of Bancorp and, accordingly, are not included in the accompanying consolidated balance sheets. Trust income is recorded on an accrual basis.

DEFERRED COMPENSATION

The cost of supplemental retirement benefits (deferred compensation) payable to certain key employees is accrued over their service periods to the date such employees, or their beneficiaries, are fully eligible for benefits.

STOCK COMPENSATION

Employee stock options are recorded under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclosures pertaining to fair value-based accounting of stock options under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," are included in Note 9. FASB Statement No. 123 provides for a fair value-based method of accounting for stock options and similar equity transactions to be reported in the financial statements, or alternatively, disclosure of the fair-value impact on net income and EPS, on a pro forma basis, in the notes to consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications to prior year amounts have been made to conform with the current year presentation.

2. ACQUISITIONS

On December 30, 1999, Bancorp completed the acquisition of all of the outstanding capital stock of Patapsco Valley Bancshares, Inc. ("PVB"), Ellicott City, Maryland, in a tax-free transaction, and the merger of its principal subsidiary, Commercial & Farmers Bank ("C&F"), into the Bank. Shareholders of PVB received 1.18 newly issued shares of Bancorp Common Stock, or a total of 1,635,872 shares for all 1,386,748 outstanding shares of PVB and cash in lieu of each fractional share at the rate of $21.88. At closing, PVB had reported total assets of $173.2 million, loans of $119 million, and deposits of $150.5 million.

   On July 15, 1999, Bancorp consummated a merger with Potomac Basin Group Associates, Inc. ("PB"), in a tax-free exchange of shares of stock. PB is a Beltsville, MD-based, full-line independent insurance agency specializing in corporate employee benefit plans.

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

   On May 29, 1998, Bancorp completed the acquisition of Keller Stonebraker Insurance, Inc. ("KS"), a Hagerstown, MD-based independent insurance agency, in a tax-free exchange of shares.

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

   All five acquisitions are accounted for as poolings of interests.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments at December 31, 1999 and 1998, summarized by contractual maturity, are presented in a table that follows. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with, or without, call or prepayment penalties.

   Proceeds from sales/calls of investment securities available-for-sale during 1999 were $14,976,000. Gross gains of $36,000 and gross losses of $26,000 were realized on those sales. Proceeds from sales/calls of investment securities available-for-sale during 1998 were $156,645,000. Gross gains of $1,162,000 and gross losses of $83,000 were realized on those sales. Proceeds from calls of investment securities held-to-maturity during 1998 were $17,038,000. Gross gains of $25,000 were realized on those calls.

   Proceeds from sales/calls of investment securities available-for-sale during 1997 were $88,466,000. Gross gains of $128,000 and gross losses of $58,000 were realized on those sales. Proceeds from calls of investment securities held-to-maturity during 1997 were $8,420,000. Gross gains of $6,000 were realized on those calls.

   The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank (the "FHLB") advances, and for other purposes as required and permitted by law, totaled $164,604,000 at December 31, 1999, and $169,393,000 at December 31,
1998.

   Interest earned on obligations of states and political subdivisions is exempt from federal income taxes. However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations. Such tax-exempt securities composed 31.1% and 29.0% of the total carrying value of the investment portfolio at December 31, 1999 and 1998, respectively.

INVESTMENT SECURITIES

                                                                                        DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       GROSS         GROSS        ESTIMATED
                                                                       AMORTIZED    UNREALIZED    UNREALIZED         FAIR
(IN THOUSANDS)                                                           COST          GAINS        LOSSES           VALUE
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies:
      Within 1 year                                                     $ 12,529        $  1        $    37        $ 12,493
      After 1 but within 5 years                                          70,939           8          1,871          69,076
      After 5 but within 10 years                                         54,086          --          2,829          51,257
------------------------------------------------------------------------------------------------------------------------------------
                                                                         137,554           9          4,737         132,826
------------------------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions:
      Within 1 year                                                        1,040           2             --           1,042
      After 1 but within 5 years                                           4,338           9             27           4,320
      After 5 but within 10 years                                         22,755          --            900          21,855
      After 10 years                                                      14,360          --          1,222          13,138
------------------------------------------------------------------------------------------------------------------------------------
                                                                          42,493          11          2,149          40,355
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                                               136,506           9          6,358         130,157
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                    316,553          29         13,244         303,338
Equity securities                                                         14,875          --            268          14,607
------------------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                                     $331,428        $ 29        $13,512        $317,945
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  Obligations of states and political subdivisions:
      Within 1 year                                                      $ 7,389        $ 35        $    --        $  7,424
      After 1 but within 5 years                                          33,298         258             83          33,473
      After 5 but within 10 years                                         18,514          10            429          18,095
      After 10 years                                                      30,017          --          1,743          28,274
------------------------------------------------------------------------------------------------------------------------------------
                                                                          89,218         303          2,255          87,266
------------------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed securities                                              10,198          16            123          10,091
------------------------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                                       $ 99,416        $319        $ 2,378        $ 97,357
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES

                                                                                        DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       GROSS         GROSS        ESTIMATED
                                                                       AMORTIZED    UNREALIZED    UNREALIZED         FAIR
(IN THOUSANDS)                                                           COST          GAINS        LOSSES           VALUE
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies:
      Within 1 year                                                    $ 24,903         $  29         $  22        $ 24,910
      After 1 but within 5 years                                         57,065           347            13          57,399
      After 5 but within 10 years                                        49,190           288            96          49,382
------------------------------------------------------------------------------------------------------------------------------------
                                                                        131,158           664           131         131,691
------------------------------------------------------------------------------------------------------------------------------------
  Obligations of states and political subdivisions:
      Within 1 year                                                         545             1            --             546
      After 1 but within 5 years                                          5,282            99            --           5,381
      After 5 but within 10 years                                        16,285           323            19          16,589
      After 10 years                                                     19,973           136           214          19,895
------------------------------------------------------------------------------------------------------------------------------------
                                                                         42,085           559           233          42,411
------------------------------------------------------------------------------------------------------------------------------------
  Other bonds:
      After 1 but within 5 years                                          2,328             9            --           2,337
------------------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed securities                                            140,374           275           485         140,164
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                   315,945         1,507           849         316,603
------------------------------------------------------------------------------------------------------------------------------------
Equity securities                                                        20,977            73           276          20,774
------------------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                                    $336,922        $1,580        $1,125        $337,377
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  Obligations of states and political subdivisions:
      Within 1 year                                                     $ 7,471         $  72          $ --         $ 7,543
      After 1 but within 5 years                                         29,868           953            --          30,821
      After 5 but within 10 years                                        25,855           925            --          26,780
      After 10 years                                                     20,563           216           140          20,639
------------------------------------------------------------------------------------------------------------------------------------
                                                                         83,757         2,166           140          85,783
------------------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed securities                                             14,474           221            --          14,695
------------------------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                                      $ 98,231        $2,387        $  140        $100,478
------------------------------------------------------------------------------------------------------------------------------------

4. LOANS

Loans consist of the following:

                                                                        DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Construction and land development                               $  67,452       $ 73,934
  Secured by farmland                                                 7,884          8,452
  Residential mortgage                                              305,834        275,955
  Other mortgage                                                    276,414        226,380
Agricultural loans                                                      656            560
Commercial and industrial loans                                     170,379        134,573
Consumer loans                                                      283,000        264,199
Other loans                                                           3,115          7,703
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                                      $1,114,734       $991,756
------------------------------------------------------------------------------------------------------------------------------------

   Loans to states and political subdivisions and industrial revenue bonds are included in other loans and in total loans in the consolidated balance sheets. Interest income from these loans is included in interest and fees on loans in the consolidated statements of income and comprehensive income.

   Transactions in the allowance for credit losses were:


                                                                                DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                        $14,241        $13,685         $13,302
Provision for credit losses                                           1,295          3,056           2,910
Recoveries of loans previously charged-off                            2,650          3,178           3,046
Loans charged off                                                    (5,118)        (5,678)         (5,573)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                              $13,068        $14,241         $13,685
------------------------------------------------------------------------------------------------------------------------------------

   In the ordinary course of business, directors and officers of the Bank, the Savings Bank, and their affiliates, were customers of, and had other transactions with the Bank and/or the Savings Bank. Loan transactions with directors and officers were made on substantially the same terms as those prevailing at the time for comparable loans to other persons, and neither involved more than normal risk of collectibility nor presented other unfavorable features. The aggregate dollar amount of all loans to officers, directors, and their affiliates was $10,526,000 and $16,592,000 at December 31, 1999 and 1998, respectively. During 1999, $18,054,000 of new loans were made, or became reportable, and repayments and other decreases totaled $24,120,000.

   The loan portfolio includes loans that are not currently accruing interest income. The total outstanding principal amount of these loans at December 31, 1999, 1998, and 1997, and the effect on interest income for the years then ended, are as follows:


                                                                                  DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Principal balance                                                    $5,462         $5,544          $8,554
Gross amount of interest which would have been
 recorded under original terms                                       $  427         $  468          $  847
Recorded interest income on these loans                              $  309         $  167          $  246

   The net reduction in interest income on renegotiated loans was not material in 1999, 1998, and 1997. At December 31, 1999, there were no material commitments to lend additional funds to borrowers whose loans had been modified in troubled debt restructurings or were in a nonaccrual status.

   Loans amounting to approximately $3,441,000 and $2,508,000 at December 31, 1999 and 1998, respectively, were specifically classified as impaired and are included in nonaccrual loans disclosed above. The average balance of impaired loans amounted to $1,857,000 and $9,083,000 for the years ended December 31, 1999 and 1998, respectively. Cash receipts totaling $1,618,000 and $2,512,000 during 1999 and 1998, respectively, were applied to reduce the principal balance of those impaired loans, and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was and $317,000 and $296,000 at December 31, 1999 and 1998, respectively.

5. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:


                                                                         DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Bank premises and land                                              $33,688        $33,247
Furniture and equipment                                              28,594         27,983
Leasehold improvements                                                3,537          3,348
------------------------------------------------------------------------------------------------------------------------------------
                                                                     65,819         64,578
Less accumulated depreciation and amortization                       30,325         28,298
------------------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                    $35,494        $36,280
------------------------------------------------------------------------------------------------------------------------------------

   Depreciation and amortization related to premises and equipment in the consolidated statements of income and comprehensive income amounted to $3,764,000 in 1999, and $3,272,000 in 1998, and $3,298,000 in 1997.

6. DEPOSITS

The carrying amounts of deposits are as follows:


                                                                        DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                              $  188,154     $  190,080
Interest-bearing:
  Checking                                                          203,725        174,790
  Savings                                                           173,011        179,453
  Money market accounts                                             214,886        177,771
  Certificates of deposits:

    Under $100,000                                                  435,302        484,263
    $100,000 and over                                                98,995         78,904
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                   $1,314,073     $1,285,261
------------------------------------------------------------------------------------------------------------------------------------

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

   Unused lines of credit for short-term borrowings totaled approximately $388,443,000 at December 31, 1999.

   The table below presents selected information on the combined totals of repurchase agreements and other short-term borrowings:


                                                                         DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                      1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Maximum balance at any month end during the year                   $156,337       $105,765
Average balance for the year                                         89,425         81,787
Weighted average rate for the year                                     4.74%          5.08%
Weighted average rate at year end                                      5.08%          4.40%
Estimated fair value                                               $142,266       $ 76,203

LONG-TERM BORROWINGS

The table below presents a summary of long-term advances from the FHLB:

                                                                         DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                      1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Due within 1 to 5 years                                            $ 31,704        $37,121
Due after 5 years through 10 years                                   68,745         56,991
Due after 10 years                                                      129            134
------------------------------------------------------------------------------------------------------------------------------------
                                                                   $100,578        $94,246
------------------------------------------------------------------------------------------------------------------------------------

   These advances had weighted average interest rates of 5.31% and 5.29% at December 31, 1999 and 1998, respectively. These advances are secured either by a blanket floating lien on all real estate mortgage loans secured by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets. All advances carry a fixed rate. In 2000, 2001 and 2004, $44.5 million, $25.0 million and $10.0 million, respectively, of advances are convertible at the FHLB's option to a variable rate based on LIBOR.

8. INCOME TAXES

Significant components of deferred tax assets and liabilities are as follows:

                                                                          DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowances for credit and other real estate owned losses          $ 4,479         $4,922
  Unrealized losses on securities available for sale                  5,162             --
  Deferred compensation                                               1,636          1,645
  Intangibles                                                         1,191          1,202
  Other                                                               1,296          1,158
------------------------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                        13,764          8,927
  Valuation allowance for deferred tax assets                          (474)          (474)
------------------------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets after valuation allowance              13,290          8,453
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation and amortization                                       1,222          1,150
  Unrealized gains on securities available for sale                      --            119
  Other                                                                 356            355
------------------------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                    1,578          1,624
------------------------------------------------------------------------------------------------------------------------------------
    Net deferred tax assets                                         $11,712         $6,829
------------------------------------------------------------------------------------------------------------------------------------

   A reconciliation of the statutory income tax rate to the provision for income taxes attributed to continuing operations included in the consolidated statements of income and comprehensive income, is as follows:


                                                                           YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                            $18,242        $20,233         $22,004
Tax rate                                                                 35%            35%             35%
------------------------------------------------------------------------------------------------------------------------------------
Income tax at statutory rate                                          6,385          7,081           7,701
(Decreases) increases in tax resulting from:
  Tax-exempt interest income                                         (2,261)        (1,805)         (1,805)
  State income taxes, net of federal income tax benefit                 264            321             415
  Other                                                                 791              3            (192)
------------------------------------------------------------------------------------------------------------------------------------
Actual tax expense                                                  $ 5,179        $ 5,600         $ 6,119
------------------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                     28.4%          27.7%           27.8%
------------------------------------------------------------------------------------------------------------------------------------

   Significant components of the provision for income taxes attributed to continuing operations are as follows:


                                                                            YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Currently payable:
  Federal                                                            $4,429         $5,805          $5,839
  State                                                                 334            327             733
------------------------------------------------------------------------------------------------------------------------------------
    Total currently payable                                           4,763          6,132           6,572
------------------------------------------------------------------------------------------------------------------------------------
Deferred                                                                416           (532)           (453)
------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                           $5,179         $5,600          $6,119
------------------------------------------------------------------------------------------------------------------------------------

   The components of the provision for deferred tax expense (benefit) are as follows:


                                                                             YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                 1999          1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                            $443          $(601)          $(174)
Amortization of intangibles                                              11           (261)           (128)
Other                                                                   (38)           330            (151)
------------------------------------------------------------------------------------------------------------------------------------
  Deferred tax expense (benefit)                                       $416          $(532)          $(453)
------------------------------------------------------------------------------------------------------------------------------------

9. EMPLOYEE BENEFITS

THE BANK PROFIT SHARING PLAN

Retirement benefits are provided through a Section 401(k) profit sharing plan (the "Plan") to employees meeting certain age and service eligibility requirements. The annual profit sharing contribution to the Plan is discretionary, based primarily on earnings, and amounted to $520,000 for 1999, $478,000 for 1998, and $540,000 for 1997. The Plan also provides for employer matching contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Employer matching contributions totaled $352,000 in 1999, $343,000 in 1998, and $268,000 in 1997.

   TBT, which was merged with and into the Bank on November 30, 1998, had a 401(k) contributory thrift plan which was terminated in conjunction with the merger. Contributions to this plan, included in pension and other employee benefits expense, were $79,000 for 1998 and $75,000 for 1997.

THE SAVINGS BANK PROFIT SHARING PLAN

   Prior to 1999, the Savings Bank provided a retirement savings plan and trust, which was a deferred compensation plan (401(k)) and a profit sharing plan (the "Savings Plan") for all employees who met certain age and eligibility requirements. The Savings Plan allowed eligible participants to defer up to 15% of their annual salary and allowed the Savings Bank to contribute to the 401(k) part of the Savings Plan on a matching basis. The Savings Bank could also elect to contribute a portion of its profits to the profit sharing portion of the Savings Plan. During 1999, the Savings Plan merged into the Plan.

   Contributions were made based on matching $0.50 of every dollar up to 5% of the employee's salary. The Savings Bank's additional matching contribution amounted to $57,000 in 1998 and $58,000 in 1997. In addition, the Savings Bank made profit sharing contributions of $180,000 and $135,000 in 1998 and 1997, respectively.

DEFINED BENEFIT PLAN

   C&F, which was merged with and into the Bank on December 30, 1999, has a defined benefit pension plan covering substantially all of the employees, and a supplemental plan covering certain executives. Benefits were based on years of service and the employee's highest average rate of earnings for the five consecutive years during the last ten years before retirement. C&F made contributions to the plan in amounts sufficient to satisfy minimum funding standards determined using the frozen entry age actuarial method. Assets of the plan are held in trust and invested in listed stocks and bonds.

   The following table sets forth the financial status of the plans:

                                                                    1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year                   $1,163,145     $1,186,949
  Actual return on plan assets                                       74,004        202,051
  Benefits paid                                                    (151,301)      (225,855)
------------------------------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                        1,085,848      1,163,145
------------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year                         1,688,200      1,629,910
  Service cost                                                      186,737         93,367
  Interest cost                                                     113,140        104,997
  Benefits paid                                                    (151,301)      (225,855)
  Actuarial (loss) gain                                             (30,165)        85,781
  Change in discount rate                                          (183,250)            --
  Curtailment                                                      (300,711)            --
------------------------------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                               1,322,650      1,688,200
------------------------------------------------------------------------------------------------------------------------------------
Funded status                                                      (236,802)      (525,055)
Unamortized prior service cost                                     (103,772)      (119,077)
Unamortized net gain                                               (296,700)      (103,816)
Unamortized net obligation from transition                           (4,662)       171,981
------------------------------------------------------------------------------------------------------------------------------------
Accrued pension expense                                          $ (641,936)    $ (575,967)
------------------------------------------------------------------------------------------------------------------------------------
Net pension expense includes the following components:
Service cost                                                     $  186,737      $  93,367
Interest cost                                                       113,140        104,997
Expected return on assets                                           (94,536)       (94,146)
Net amortization and deferral                                        (2,721)        (5,018)
------------------------------------------------------------------------------------------------------------------------------------
Net pension expense                                              $  202,620      $  99,200
------------------------------------------------------------------------------------------------------------------------------------

   Assumptions used in the accounting for net pension
                                         expense were:
Discount rates                                                            7.75%          7.00%
Rate of increase in compensation levels                                   5.00%          5.00%
Long-term rate of return on assets                                        8.00%          8.00%
------------------------------------------------------------------------------------------------------------------------------------

   Effective December 30, 1999, benefits for participants of the defined benefit pension plan which covered substantially all of the C&F employees, were frozen and will not increase after that date. The curtailment of $300,711 reflected under the section "Change in benefit obligation" is a result of the plan being frozen.

   C&F also had contributory thrift plans qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with one year of service were eligible for participation in the plans. C&F's contributions to these plans, included in expenses, were $370,765, $84,812, and $36,335 for 1999, 1998, and 1997, respectively.

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

   Deferred compensation costs charged to expense for the years ended December 31, 1999, 1998, and 1997, were $392,000, $372,000, and $344,000, respectively.

OTHER BENEFITS

Both the Savings Bank and Bancorp maintain a director's deferred compensation program pursuant to which directors may elect to defer their fees for attending meetings in order to provide retirement benefits. The expense for these benefits was $161,000, $117,000, and $128,000, for 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Bancorp has an Employee Stock Purchase Plan (the "ESPP") whereby eligible employees may authorize payroll deductions ranging from $120 to $2,400 per year for the purpose of acquiring Bancorp Common Stock at current market prices. To encourage employee participation in the ESPP, Bancorp contributes an additional 20% of each participant's voluntary payroll deduction. Bancorp's contributions amounted to $7,000, $17,000, and $11,000 for 1999, 1998, and 1997, respectively.
Contributions to the ESPP are typically transmitted to Bancorp's designated agent to acquire Bancorp Common Stock in the open market. Under the terms of the ESPP, shares may also be purchased directly from Bancorp at current market prices. A total of 63,814 shares of Bancorp Common Stock are reserved for this purpose. Bancorp pays all administrative costs of the ESPP and, at its discretion, reserves the right to amend, modify, suspend, or terminate the ESPP at any time.

STOCK OPTION PLANS

Bancorp has a 1983 Stock Option Plan, a 1995 Stock Option Plan and a 1999 Stock Option Plan (collectively the "Employee Plans") which are coordinated in their administration and similar in their terms and conditions for key employees. Bancorp also has a 1999 Non-Employee Director Stock Option Plan (the "Director Plan") which is similar in its terms and conditions to the Employee Plans except as noted below. The Employee Plans permit the granting of both incentive stock options and nonqualified stock options to purchase Bancorp Common Stock, while the Director Plan permits only the granting of nonqualified stock options. The Employee Plans require the exercise price per share for incentive stock options and nonqualified stock options not to be less than 100% and 85%, respectively, of the fair market value of a share of Common Stock on the date of grant and may be exercised in increments commencing after one year from the date of grant. Employee Options are fully exercisable after four years from the date of grant and expire after 10 years. The Director Plan requires the exercise price per share for nonqualified stock options to not be less than 100% of the fair market value of a share of Common Stock on the date of grant and are fully exercisable after 6 months from the date of grant and expire after 10 years.


                                                                OPTIONS ISSUED
                                                                AND OUTSTANDING               PRICE
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                          277,478             $10.15   to      $25.16
Exercised                                                           (58,463)             10.15   to       25.16
Granted                                                              92,399              13.85   to       23.22
Terminated                                                           (7,610)             17.56   to       25.16
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                          303,804              10.15   to       25.16
Exercised                                                           (61,620)             10.15   to       25.16
Granted                                                              69,396              16.10   to       32.09
Terminated                                                           (6,595)             18.41   to       32.09
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                          304,985              10.15   to       32.09
Exercised                                                          (102,192)             10.15   to       32.09
Granted                                                              95,757              19.49   to       30.83
Terminated                                                          (17,227)             23.22   to       32.09
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                          281,323             $10.15   to      $32.09

   At December 31, 1999, there were 172,949 options exercisable at prices ranging from $10.15 to $32.09. Shares reserved for future grants totaled 479,329 at December 31, 1999.

   The Plans are accounted for pursuant to the provisions of APB Opinion No. 25. Had compensation cost for the Plans been determined in accordance with the provisions of FASB Statement No. 123 (see Note 1), net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                      1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Net Income:   As reported                                              $13,063        $14,633         $15,885
              Pro forma                                                 12,917         14,252          15,371
EPS:          As reported, basic                                          1.19           1.34            1.47
              As reported, diluted                                        1.18           1.33            1.46
              Pro forma, basic                                            1.18           1.31            1.42
              Pro forma, diluted                                          1.17           1.30            1.41

   Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

   A summary of the status of the Plans at December 31, 1999 and 1998, and changes during the years then ended, is presented as follows:


                                                              1999                          1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                    WTD. AVG.                    WTD. AVG.
                                                     SHARES         EX. PRICE      SHARES         EX. PRICE
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                     304,985            $19.34     303,804             $17.69
Granted                                               95,757             29.90      69,396              24.34
Exercised                                           (102,192)            16.82     (61,620)             16.28
Forfeited                                            (17,227)            29.38      (6,595)             24.29
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                           281,323             23.23     304,985              19.34
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                           172,949             19.30     237,658              17.04
------------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
 granted during the year                                  --             29.90          --              31.94

OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1999


                              NUMBER          WEIGHTED AVERAGE       WEIGHTED              NUMBER
    RANGE OF                OUTSTANDING           REMAINING           AVERAGE            EXERCISABLE       WEIGHTED AVERAGE
 EXERCISE PRICES          AS OF 12/31/99      CONTRACTUAL LIFE    EXERCISE PRICE       AS OF 12/31/99       EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
                                             OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
$10.15-$15.00                  56,976                  3.19              $12.48             56,976                  $12.48
 15.01- 20.00                  48,133                  7.33               18.06             48,133                   18.06
 20.01- 25.00                  46,688                  6.12               23.80             36,891                   23.95
 25.01- 30.00                  21,077                  6.21               25.16             16,220                   25.16
 30.01- 32.09                 108,449                  9.04               30.56             14,729                   31.63
------------------------------------------------------------------------------------------------------------------------------------
$10.15-$32.09                 281,323                  6.87              $23.23            172,949                  $19.30
------------------------------------------------------------------------------------------------------------------------------------

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 6.8%, 6.7%, and 6.5%; expected dividend yields of 4.8%, 4.8%, and 4.8%; expected lives of 2.96, 2.96, and 3.11 years; and expected volatility of 21%, 19%, and 15%.

10. OTHER OPERATING INCOME AND EXPENSE

   Other operating income in the consolidated statements of income and comprehensive income includes the following:


(DOLLARS IN THOUSANDS)                                                1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Bank card income                                                     $2,039         $1,558          $1,852
Other                                                                 3,900          3,973           4,574
------------------------------------------------------------------------------------------------------------------------------------
Total other operating income                                         $5,939         $5,531          $6,426
------------------------------------------------------------------------------------------------------------------------------------

   Other operating expense in the consolidated statements of income and comprehensive income includes the following:


(DOLLARS IN THOUSANDS)                                                1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Stationery and supplies                                               1,437          1,439           1,437
Professional services                                                 2,607          2,845           2,448
Postage                                                               1,122          1,084           1,040
Telephone                                                             1,608          1,338           1,117
Computer software and maintenance                                     1,504            882             628
Other real estate owned expense                                          78            262             199
Amortization of intangibles                                           1,152            790             767
Other                                                                 8,993          7,673           8,653
------------------------------------------------------------------------------------------------------------------------------------
Total other operating expense                                       $18,501        $16,313         $16,289
------------------------------------------------------------------------------------------------------------------------------------


   Transactions in the allowances for other real estate owned are summarized as follows:


(DOLLARS IN THOUSANDS)                                                 1999          1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                           $425        $ 1,792          $2,016
Provision for increase (decline) in value and selling expenses           --              2             156
Losses charged to the allowances                                        (51)        (1,369)           (374)
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                 $374          $ 425          $1,798
------------------------------------------------------------------------------------------------------------------------------------

11. CONDENSED FINANCIAL INFORMATION OF F&M BANCORP (PARENT COMPANY)

F&M BANCORP BALANCE SHEETS (PARENT COMPANY)


                                                                                        DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                               1999          1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                          $ 6,518         $ 4,450
Investment securities
  Available-for-sale, at fair value                                                  3,368           3,222
Investment in subsidiaries                                                         134,952         140,425
Other assets                                                                         1,806           2,313
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $146,644        $150,410
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities                                                                  $ 2,824         $ 2,223
------------------------------------------------------------------------------------------------------------------------------------
Common stock                                                                        54,998          52,196
Surplus                                                                             78,248          65,020
Retained earnings                                                                   18,951          30,694
Accumulated other comprehensive income                                              (8,377)            277
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         143,820         148,187
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $146,644        $150,410
------------------------------------------------------------------------------------------------------------------------------------

F&M BANCORP STATEMENTS OF INCOME (PARENT COMPANY)


(DOLLARS IN THOUSANDS)                                                1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
INCOME
Interest on investment securities                                    $  306         $  256          $  155
Interest expense on borrowings                                           --             --              --
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                   306            256             155
Dividends from subsidiaries                                          10,743         12,185           6,722
Other income                                                              4             68              --
------------------------------------------------------------------------------------------------------------------------------------
Total income                                                         11,053         12,509           6,877
EXPENSE                                                               1,386            801             534
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax benefits and

  Equity in undistributed earnings of subsidiaries                    9,667         11,708           6,343
Income tax benefit                                                     (121)          (149)           (127)
------------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed

  earnings of subsidiaries                                            9,788         11,857           6,470
Equity in undistributed earnings of subsidiaries                      3,275          2,776           9,415
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $13,063        $14,633         $15,885
------------------------------------------------------------------------------------------------------------------------------------


F&M BANCORP STATEMENTS OF CASH FLOWS (PARENT COMPANY)


                                                                           YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         $ 13,063       $ 14,633         $15,885
Adjustments to reconcile net income to net cash
  provided by operating activities
    Amortization of organization costs                                   --             --               6
    Decrease (increase) in other assets                                 507         (1,727)             60
    Increase (decrease) in other expenses payable                       601          1,490             (36)
    Equity in undistributed earnings of subsidiaries                 (3,275)        (2,776)         (9,415)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            10,896         11,620           6,500
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                   (255)        (1,076)         (2,186)
Acquisition of stock                                                      --           (200)            (75)
Other investing activity                                                 44              --               --

------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (211)        (1,276)         (2,261)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid                                                 (10,646)       (10,023)         (6,573)
Dividends reinvested                                                     88            389             222
Other financing activities                                            1,941          1,761           1,091
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                (8,617)        (7,873)         (5,260)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  2,068          2,471          (1,021)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                        4,450          1,979           3,000
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $  6,518       $  4,450         $ 1,979
------------------------------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available-for-sale,
  net of income taxes                                              $ (8,654)       $  (109)        $ 1,382


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

Total rental expense was as follows:


                                                                            YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Bank premises                                                        $2,069         $1,841          $1,578
Equipment                                                               153             43              46
------------------------------------------------------------------------------------------------------------------------------------
Total rental expense                                                 $2,222         $1,884          $1,624
------------------------------------------------------------------------------------------------------------------------------------

   The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are:


YEAR ENDING DECEMBER 31,                                          (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
2000                                                                $ 2,006
2001                                                                  1,890
2002                                                                  1,536
2003                                                                  1,369
2004                                                                  1,205
Later years                                                           4,762
------------------------------------------------------------------------------------------------------------------------------------
Total minimum payments required                                     $12,768

CONTINGENCIES

Bancorp is subject to various legal proceedings which are incidental to the ordinary course of business. It is management's opinion that there were no legal matters pending as of December 31, 1999 which would have a material effect on the consolidated financial statements.

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

A summary of the contractual amount of exposure under these financial instruments is as follows:


                                                                         DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Financial instruments whose contractual amounts represent
                                     credit risk:
Commitments to extend credit                                       $245,691       $205,529
Stand-by letters of credit                                           11,546         15,188

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying amounts and fair value estimates of financial instruments at December 31, 1999 and 1998. All fair value estimates were made at a specific point in time and were based on existing on- and off-balance sheet financial instruments without consideration of the value of anticipated future business or the value of assets and liabilities that were not considered financial instruments. These estimates do not reflect any premium or discount that could result from a block sale of a particular instrument. Because of the absence of a genuine market for a significant portion of these financial instruments, fair value estimates were based on judgments regarding risk characteristics, economic conditions, and other subjective factors and uncertainties that do not allow such estimates to be made with precision. Changes in assumptions or methodologies could have a significant effect on the estimates.


                                                                                       DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1999                                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                              CARRYING           FAIR             CARRYING           FAIR
(DOLLARS IN THOUSANDS)                                         AMOUNTS           VALUE             AMOUNTS           VALUE
------------------------------------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents                                   $  86,320       $  86,320          $  101,513      $  101,513
  Loans held for sale                                            15,497          15,497              28,529          28,529
  Investment securities held-to-maturity                         99,416          97,357              98,231         100,478
  Investment securities available-for-sale                      317,945         317,945             337,377         337,377
  Net loans                                                   1,101,666       1,097,546             977,515         987,770
  Interest receivable                                            10,080          10,080              10,183          10,183
Financial liabilities:

  Deposits                                                    1,314,073       1,315,925           1,285,261       1,177,662
  Short-term borrowings                                         142,266         142,266              76,203          76,203
  Long-term borrowings                                          100,578         101,421              94,246          95,346
  Interest payable                                                3,844           3,844               3,651           3,651

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

   The fair value of performing loans was estimated by discounting estimated future cash flows using discount rates equal to the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturity except that, in the absence of increased credit risk, the carrying amount was generally deemed to approximate fair value for variable-rate loans because of the frequent repricing of these instruments at market rates.

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

DEPOSITS

The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, interest-bearing checking, savings, and money market accounts, was equal to the carrying amount. Carrying amount approximates fair value for variable-rate certificates of deposit, and fixed-rate certificates of deposit with original maturities of 12 months or less, because of the frequent repricing of these instruments at market rates. The fair value for all other fixed-rate certificates of deposit was estimated by discounting contractual cash flows using discount rates equal to the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

Because of the frequent repricing of these instruments at current market rates, fair value was deemed to approximate the carrying amounts.

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

14. REGULATORY RESTRICTIONS

RESTRICTIONS ON DIVIDENDS

Approval of the Comptroller of the Currency is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. Amounts available for the payment of dividends during 1999 aggregated $22,885,000. The rules and regulations of the OTS require prenotification of dividend payments by the Savings Bank, and such payments may not exceed prescribed formulas without OTS approval. Also, the Savings Bank's earnings appropriated to loan loss reserves and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the then current income tax rates on the amount used.

RESTRICTIONS ON LENDING FROM AFFILIATES TO PARENT

Section 23A of the Federal Reserve Act (the "Act") prohibits affiliates from transferring funds to the Parent Company in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $15,629,000 available for loans or advances to the Parent Company as of December 31, 1999, at which time there were no material loans or advances outstanding.

RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average daily reserve balances with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances, was $12,645,000 at December 31, 1999.

15. SHAREHOLDERS' EQUITY

CAPITAL REQUIREMENTS

Bancorp, the Bank, and the Savings Bank are required by regulation to maintain specified minimum levels of capital. Under the regulatory framework pertaining to prompt corrective action, each entity is considered to be "well-capitalized" at December 31, 1999, as disclosed in the following table:


                                              BANCORP                          THE BANK                      THE SAVINGS BANK
------------------------------------------------------------------------------------------------------------------------------------
                               COMPONENTS      ACTUAL   REQUIRED  COMPONENTS    ACTUAL  REQUIRED  COMPONENTS     ACTUAL   REQUIRED
                               OF CAPITAL      RATIO     RATIO    OF CAPITAL    RATIO     RATIO   OF CAPITAL      RATIO    RATIO
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Tangible capital                $146,155         8.48%   3.00%   $117,412         7.85%    3.00%   $19,280         8.10%   1.50%
Core capital                     146,155        12.27    4.00     117,412        10.93     4.00     19,280         8.10    3.00
Core and supplementary capital   159,223        13.37    8.00     128,467        11.96     8.00     21,220        13.68    8.00

DIVIDEND REINVESTMENT PLAN

Registered shareholders are eligible to participate in Bancorp's Dividend Reinvestment and Stock Purchase Plan (the "DRP"). The DRP allows participants to purchase additional shares of Bancorp Common Stock, at a 5% discount to the market price, through the automatic reinvestment of cash dividends. Additionally, shareholders may make optional cash payments of $25 to $3,000 in a single calendar quarter to purchase additional shares at 100% of the market price. Typically, DRP shares are purchased in the open market by Bancorp's agent, but the DRP also provides for purchases directly from Bancorp at current market prices. A total of 63,814 shares are reserved for direct purchase. Bancorp absorbs all costs of administering the DRP and reserves the right to amend, modify, suspend, or terminate the DRP at its discretion.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of unaudited quarterly results of operations:


                                                THREE MONTHS ENDED                            THREE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                      DEC.31    SEPT. 30  JUNE 30    MARCH 31      DEC. 31   SEPT. 30   JUNE 30   MARCH 31
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT
PER SHARE AMOUNTS)                     1999       1999      1999       1999          1998      1998       1998      1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income                      $29,520    $28,521   $27,956    $27,801       $28,060    $27,836    $27,621   $27,503
Interest expense                      13,721     12,922    12,756     12,642        13,198     12,716     12,488    12,225
Net interest income                   15,799     15,599    15,200     15,159        14,862     15,120     15,133    15,278
Provision for credit losses              345        100       325        525         1,275        625        525       631
Income before provision for income taxes 893      5,690     5,373      6,286         1,609      6,029      5,790     6,805
Net income                               421      4,120     4,042      4,480         1,320      4,312      4,176     4,825
Earnings per common share:
  Net income, basic                     0.04       0.37      0.37       0.41          0.12       0.40       0.38      0.44
  Net income, diluted                   0.04       0.37      0.37       0.41          0.12       0.39       0.38      0.44

17. FUTURE CHANGES IN ACCOUNTING PRINCIPLES

In June, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which calls for derivatives to be recognized in the consolidated balance sheet at fair value and for subsequent changes in fair value to be recognized in the consolidated statement of income. However, because non-derivative and non-financial transactions are still measured using a mix of historical and current prices, the Statement keeps special accounting for gains and losses when derivatives are used in qualifying hedges of assets, liabilities, and future transactions. The Statement unifies qualifying criteria for hedges involving all kinds of derivatives, requiring that a company document, designate, and assess the effectiveness of its hedges. For hedges that meet the Statement's criteria, the derivative's gains and losses will be allowed to offset gains and losses on, or forecasted cash flows of, the hedged item.

   Among a number of other provisions, the Statement will also allow entities to reclassify available-for-sale and held-to-maturity securities without calling into question management's intent for the remainder of its securities portfolios.

   For calendar-year companies such as Bancorp, the Statement, as amended by SFAS No. 137, will take effect beginning January 1, 2001. Historically, Bancorp has not made use of hedges and other financial derivatives and is unable to predict the impact, if any, that the application of Statement No. 133 will have on consolidated financial statements issued after 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS.

Information set forth under the caption "Election of Directors" on pages 4 through 5 of Bancorp's definitive 2000 Proxy Statement furnished to shareholders in connection with its Annual Meeting on April 18, 2000 (the "2000 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with Bancorp, business experience, directorships in other public companies, service on Bancorp's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the 2000 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference.

(B) IDENTIFICATION OF EXECUTIVE OFFICERS.

Following are the names and ages of all executive officers of Bancorp as of December 31, 1999 and all persons chosen to become executive officers since that date. All executive officers are elected to serve a one-year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected as an officer.

   FAYE E. CANNON, age 50, President of Bancorp and the Bank since 1993 and Chief Executive Officer of Bancorp and the Bank since 1996.

   DAVID R. STAUFFER, age 52, Vice President of Bancorp since 1990 and Senior Executive Vice President and Chief Operating Officer of the Bank since 1999; previously Executive Vice President of the Bank since 1990.

  RICHARD W. PHOEBUS, age 61, Vice President of Bancorp since 1996, when Savings Bank was acquired by Bancorp, and President and Chief Executive Officer of the Savings Bank since 1981 and Chairman of the Board of the Savings Bank since 1999.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

Pursuant to specific instructions related hereto, this section is inapplicable to Bancorp.

(D) FAMILY RELATIONSHIPS.

There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer.

(E) BUSINESS EXPERIENCE.

All executive officers have been employed by Bancorp, the Bank, or the Savings Bank more than five years.

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

ITEM 11. EXECUTIVE COMPENSATION

Information in the section under "Compensation Committee Report on Executive Compensation" located on pages 6 and 7 and "Directors' Fees and Deferred Compensation Plan" located on page 12 of the 2000 Proxy Statement is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

         OWNERS AND MANAGEMENT

Information in the section under "Security Ownership of Management" and the notes thereto located on page 2, and "Security Ownership of Certain Beneficial Owners" located on page 3 of the 2000 Proxy Statement is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in the section under "Certain Transactions with Directors and Officers" located on page 12 of the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FILED DOCUMENTS:
     (1) Financial Statements:
         See listing in Item 8.
     (2) Financial Statement Schedules:
         Schedules I and II, inclusive, are omitted because of the absence of the conditions under which they are required.

     (3) Exhibits:

          2 Agreement and Plan of Merger by and between F&M Bancorp and Patapsco Valley Bancshares, Inc. Filed as Appendix A to Registration Statement on Form S-4 (File #333-90083) and incorporated herein by reference. Post effective Amendment #1 to Deregister 39,939 shares was filed January 12, 2000, (File # 333-90083).

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

          10.2 Unfunded Deferred Compensation Plan for Non-Employee Directors of F&M Bancorp as amended and restated effective August 18, 1998. Filed as Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

          10.3 Farmers & Mechanics National Bank Executive Supplemental Income Plan as amended and restated effective August 18, 1998.
                 Filed as Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

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

          10.7 Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Richard W. Phoebus, Sr. Filed as an Exhibit hereto and incorporated herein by reference.

          10.8   F&M Bancorp 1999 Employee Stock Option Plan. Filed as Exhibit
                 10.19 of the Company's quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.

          10.9 F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors. Filed as Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.

          10.10 Form of F&M Bancorp Stock Options substituted for Patapsco Valley Bancshares, Inc. stock options issued under the Patapsco Valley Bancshares, Inc. Incentive Stock Option Plan, Director Stock Option Plan and Employee Stock Option Plan. Filed as an Exhibit hereto and incorporated herein by reference.

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

          10.13 F&M Bancorp Executive Deferred Compensation Plan adopted April 21, 1998. Filed as Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

          10.14  F&M Bancorp Change in Control Employment Agreement. Filed as
                 Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

          10.15 Employment Agreement for Michael K. Walsch dated as of July 31,1998. Filed as Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31,1998 and incorporated herein by reference.

          10.16 Supplemental Retirement Plan Agreement dated November 17, 1994 by and between Taneytown Bank & Trust Company and Michael K. Walsch. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

          10.17 Taneytown Bank & Trust Company Key Employee life insurance program. Filed as Exhibit 10.17 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

          10.18 Home Federal Corporation Deferred Compensation Plan for Non-Employee Directors. Filed as Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

          11     Statement re: computation of per share earnings.

          21 Subsidiaries of F&M Bancorp. Filed as an Exhibit hereto an incorporated herein by reference.

          27     Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

          1. A report on Form 8-K, Item 5. Other Event, was filed on October 4, 1999 to announce the completion of the Potomac Basin Group Associates, Inc. acquisition, effective July 15, 1999. (File #000-12638).

          2. A report on Form 8-K, Item 5 Other Event, was filed on October 25, 1999 to announce the signing of an amendment (Amendment #1) to F&M Bancorp's Agreement & Plan of Merger with
                 Patapsco Valley Bancshares, Inc. ("Merger Agreement") previously filed on Form 8-K on September 8, 1999 and as amended and supplemented on Form 8-K/A filed on September
                 22, 1999 (File #000-12638).

          3. A report on Form 8-K/A, Item 5. Other Event was filed on November 1, 1999 to amend and supplement the report on Form 8-K filed on October 4, 1999 announcing F&M Bancorp's completion of its acquisition of Potomac Basin Group Associates, Inc. (File #000-12638).

          4. A report on Form 8-K, Item 5. Other Event, was filed on November 24, 1999 to announce the Office of the Comptroller of the Currency's approval of F&M Bancorp's application to merge its subsidiary Farmers & Mechanics National Bank with Commercial & Farmers Bank, a subsidiary of Patapsco Valley Bancshares, Inc., one of the conditions precedent to the merger of Patapsco Valley Bancshares, Inc. with and into F&M Bancorp (File #000-12638).

          5. A report on Form 8-K, Item 5. Other Event, was filed on December 15, 1999 announcing shareholder approval of the merger of Patapsco Valley Bancshares, Inc. with and into F&M Bancorp and establishing an anticipated date for the merger (File #000-12638).

          6. A report on Form 8-K, Item 2. Acquisition and Disposition of Assets was filed on January 3, 2000 to announce the completion of the Patapsco Valley Bancshares, Inc. acquisition effective December 30, 1999.

          7. A report on Form 8-K, Item 5. Other Event, was filed on February 16, 2000 to publish 30 days of post-merger combined operations to satisfy the risk sharing rules set forth in SEC Accounting Series Release 135 (File # 000-12638).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           F&M BANCORP (REGISTRANT)

Dated:   March 17, 2000                    By:  /s/ FAYE E. CANNON
                                              -----------------------------
                                                    Faye E. Cannon
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      PRINCIPAL EXECUTIVE OFFICERS:

         March 17, 2000               /s/ CHARLES W. HOFF, III
                                      ------------------------------------
                                          Charles W. Hoff, III
                                          CHAIRMAN OF THE BOARD

         March 17, 2000               /S/ FAYE E. CANNON
                                      ------------------------------------
                                          Faye E. Cannon
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER


                                      PRINCIPAL FINANCIAL & ACCOUNTING OFFICER:

         March 17, 2000               /S/ ANNE K. WRIGHT
                                      ------------------------------------
                                          Anne K. Wright

                                      A MAJORITY OF THE BOARD OF DIRECTORS:

         March 17, 2000               /S/ R. CARL BENNA
                                      ------------------------------------
                                          R. Carl Benna
                                          DIRECTOR

         March 17, 2000               /S/ HOWARD B. BOWEN
                                      ------------------------------------
                                          Howard B. Bowen
                                          DIRECTOR

         March 17, 2000               /S/ JOHN D. BRUNK
                                      ------------------------------------
                                          John D. Brunk
                                          DIRECTOR

         March 17, 2000                /S/ BEVERLY B. BYRON
                                       ------------------------------------
                                           Beverly B. Byron
                                           DIRECTOR

         March 17, 2000                /S/ FAYE E. CANNON
                                       ------------------------------------
                                           Faye E. Cannon
                                           DIRECTOR

         March 17, 2000                      /S/ ALBERT H. COHEN
                                            ------------------------------------
                                                 Albert H. Cohen
                                                    DIRECTOR

         March 17, 2000                      /S/ MAURICE A. GLADHILL
                                            ------------------------------------
                                                 Maurice A. Gladhill
                                                       DIRECTOR

         March 17, 2000                      /S/ HOWARD E. HARRISON III
                                            ------------------------------------
                                                 Howard E. Harrison III
                                                        DIRECTOR

         March 17, 2000                      /S/ CHARLES W. HOFF, III
                                            ------------------------------------
                                                 Charles W. Hoff, III
                                                      DIRECTOR

         March 17, 2000                      /S/ DONALD R. HULL
                                            ------------------------------------
                                                 Donald R. Hull
                                                      DIRECTOR

         March 17, 2000                      /S/ JAMES K. KLUTTZ
                                            ------------------------------------
                                                 James K. Kluttz
                                                      DIRECTOR

         March 17, 2000                      /S/ RICHARD W. PHOEBUS, SR.
                                            ------------------------------------
                                                 Richard W. Phoebus, Sr.
                                                        DIRECTOR

         March 17, 2000                      /S/ H. DEETS WARFIELD, JR.
                                            ------------------------------------
                                                 H. Deets Warfield, Jr.
                                                        DIRECTOR

         March 17, 2000                      /S/ THOMAS R. WINKLER
                                            ------------------------------------
                                                  Thomas R. Winkler
                                                        DIRECTOR