Form 10-Q
period 2000-03-31
F&M BANCORP
filed 2000-05-15
CIK 736473

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2000
                                       OR

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Common Stock of 11,008,527 shares outstanding as of April 30, 2000.



------------------------------------------------------------------------------

                                         F&M BANCORP
                                     TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                             PAGE

     Consolidated Balance Sheets,
     March 31, 2000 and 1999 (Unaudited) and December 31, 1999...............3

     Consolidated Statements of Income and Comprehensive Income
     (Unaudited), Three Months Ended March 31, 2000 and 1999.................4

     Consolidated Statements of Changes in Shareholders' Equity
     (Unaudited),Three Months Ended March 31, 2000 and Twelve Months
     Ended December 31, 1999.................................................5

     Consolidated Statements of Cash Flows (Unaudited), Three Months
     Ended March 31, 2000 and 1999...........................................6

     Notes to Consolidated Financial Statements (Unaudited)..................7

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................12

     Quantitative and Qualitative Disclosures about Market Risk.............19

PART II  OTHER INFORMATION

     Item 4.  Submission of Matters to Vote of Security Holders ............20

     Item 6.  Exhibits and Reports on Form 8-K..............................20

     Signatures.............................................................21

                           CONSOLIDATED BALANCE SHEETS
                          F&M BANCORP AND SUBSIDIARIES


                                                                            March 31,         March 31,       December 31
                                                                              2000              1999             1999
(Dollars in thousands, except per share amounts)                           (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $    66,806       $    49,967      $    60,888
Federal funds sold                                                              3,967            31,576           11,304
Interest- bearing deposits with banks                                           8,953            41,995           14,128
                                                                          -----------       -----------      -----------

     Total cash and cash equivalents                                           79,726           123,538           86,320
                                                                          -----------       -----------      -----------

Loans held for sale                                                             3,709            17,565           15,497
Investment securities
     Available for sale, at fair value                                        312,511           328,353          317,945
     Held to maturity, fair value
     $96,149, $104,588 and $97,357, respectively                               98,201           102,713           99,416
                                                                          -----------       -----------      -----------
     Total investment securities                                              410,712           431,066          417,361
                                                                          -----------       -----------      -----------
Loans, net of unearned income                                               1,171,866           985,532        1,114,734
Less: Allowance for credit losses                                             (12,948)          (14,326)         (13,068)
                                                                          -----------       -----------      -----------
     Net loans                                                              1,158,918           971,206        1,101,666
                                                                          -----------       -----------      -----------
Bank premise and equipment, net                                                34,457            35,867           35,494
Other real estate owned, net                                                    1,760             1,306            1,185
Interest receivable                                                            10,592            11,157           10,080
Intangible assets                                                               6,287             7,441            6,696
Other assets                                                                   29,903            26,582           45,035
                                                                          -----------       -----------      -----------
Total assets                                                              $ 1,736,064       $ 1,625,728      $ 1,719,334
                                                                          ===========       ===========      ===========
LIABILITIES:
Deposits:
     Noninterest-bearing                                                  $   193,121       $   182,440      $   188,154
     Interest-bearing                                                       1,142,845         1,108,767        1,125,919
                                                                          -----------       -----------      -----------
             Total deposits                                                 1,335,966         1,291,207        1,314,073
                                                                          -----------       -----------      -----------
Short-term borrowings:
     Federal funds purchased and securities sold
         under agreements to repurchase                                       100,755            63,497               94,083
     Other short-term borrowings                                                  916             1,667               48,183
     Long-term borrowings                                                     131,933            99,182              100,578
     Accrued taxes and other liabilities                                       21,472            20,612               18,597
                                                                          -----------       -----------          -----------
Total liabilities                                                           1,591,042         1,476,165            1,575,514
                                                                          -----------       -----------          -----------
SHAREHOLDERS' EQUITY
     Common stock, par value $5 per share; authorized
     50,000,000 shares; issued and outstanding 11,011,422
     shares, 10,974,368 shares, and 10,999,621 shares,
     respectively                                                              55,057            43,721               54,998
     Surplus                                                                   78,407            75,056               78,248
     Retained earnings                                                         20,232            31,827               18,951
     Accumulated other comprehensive (loss) income                             (8,674)           (1,041)              (8,377)
                                                                          -----------       -----------          -----------
Total shareholders' equity                                                    145,022           149,563              143,820
                                                                          -----------       -----------           -----------
Total liabilities and shareholders' equity                                $ 1,736,064       $ 1,625,728          $ 1,719,334
                                                                          ===========       ===========          ===========




                             CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                  F&M BANCORP AND SUBSIDIARIES
                                                                                                    Quarter ended March 31,
                                                                                                  ---------------------------
(Dollars in thousands, except per share amounts)                                                  2000                   1999
---------------------------------------------------------------------------------------------------------------------------------
Interest Income
    Interest and fees on loans                                                              $     23,731            $     21,185
    Interest on deposits with banks                                                                  147                     330
    Interest and dividends on investment securities
      Taxable                                                                                      4,644                   4,515
      Tax-exempt                                                                                   1,487                   1,467
    Interest on federal funds sold                                                                   114                     304
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                             30,123                  27,801
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense
    Interest on deposits                                                                          10,847                  10,673
    Interest on federal funds purchased and securities sold
      under agreements to repurchase                                                               1,282                     587
    Interest on Federal Home Loan Bank Borrowings                                                  1,714                   1,364
    Interest on other short-term borrowings                                                           22                      18
---------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                            13,865                  12,642
---------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                                           16,258                  15,159
    Provision for credit losses                                                                      666                     525
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                             15,592                  14,634
---------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
    Trust income                                                                                     598                     763
    Service charges on deposit accounts                                                            1,682                   1,620
    Insurance income                                                                               2,268                   1,768
    Gains on sales of loans                                                                          447                     787
    Gains (losses) on sales of property                                                               18                       3
    Alternative investment & stock brokerage income                                                  464                     190
    Other operating income                                                                         1,485                   1,324
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                           6,962                   6,455
---------------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses
    Salaries and employee benefits                                                                 8,488                   8,199
    Merger-related expense                                                                           211                      --
    Occupancy and equipment expense                                                                2,601                   2,311
    Other operating expense                                                                        4,678                   4,293
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                        15,978                  14,803
---------------------------------------------------------------------------------------------------------------------------------
    Income before provision for income taxes                                                       6,576                   6,286
    Provision for income taxes                                                                     1,861                   1,806
=================================================================================================================================
Net Income                                                                                  $      4,715            $      4,480
=================================================================================================================================
Other comprehensive income (loss), net of tax:
    Unrealized (losses) gains on securities                                                 $       (297)           $     (1,318)
    Reclassification adjustment for gains (losses) included
      in net income                                                                                   --                      --
---------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive (Loss) Income                                                                   (297)                 (1,318)
=================================================================================================================================
Comprehensive income
                                                                                            $      4,418            $      3,162
=================================================================================================================================
Earnings per Common Share - Basic
      Based on weighted average shares outstanding of
      11,008,331 in 2000, and 10,947,919 in 1999                                            $       0.43            $       0.41
---------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted
      Based on weighted average shares outstanding of
      11,028,172 in 2000, and 11,027,808 in 1999                                            $       0.43            $       0.41
=================================================================================================================================
Dividends per Share                                                                         $       0.27            $       0.24
=================================================================================================================================




                             CONSOLIDATED STATEMENTS OF CHANGED IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                   F&M BANCORP AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)                                                   Accumulated
                                                                                                     Other
                                                   Common                          Retained       Comprehensive
                                                    Stock          Surplus         Earnings        Income (Loss)         Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     $   52,196      $   65,020       $   30,694        $    277        $  148,187

Net income                                               --              --           13,063              --            13,063
Dividend reinvestment plan                               55             171             (138)             --                88
Cash dividends paid ($.97 per share)                     --              --          (10,646)             --           (10,646)
Stock consideration for options exercised               (58)            (50)             (81)             --              (189)
Stock options exercised                                 527           1,444               --              --             1,971
Stock Dividend                                        2,278          11,663          (13,941)             --                --
Other comprehensive income                               --              --               --          (8,654)           (8,654)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31 1999                      $   54,998      $   78,248       $   18,951        $ (8,377)       $  143,820

Net income                                               --              --            4,715              --             4,715
Dividend reinvestment plan                               --              --              (15)             --               (15)
Cash dividends paid ($.27 per share)                     --              --           (3,415)             --            (3,415)
Stock consideration for options exercised                (3)             (5)              (4)             --               (12)
Stock options exercised                                  62             164               --              --               226
Stock Dividend                                           --              --               --              --                --
Other comprehensive income                               --              --               --            (297)             (297)
---------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000                        $   55,057      $   78,407       $   20,232        $ (8,674)       $  145,022
=================================================================================================================================


               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                         F&M BANCORP AND SUBSIDIARIES

                                                                                                        Three Months Ended March 31,

(DOLLARS IN THOUSANDS)                                                                                    2000                1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                                           $     4,715        $     4,480
Adjustments to reconcile net income to net cash provided by operating activities
     Provision for credit losses                                                                             666                525
     Depreciation and amortization                                                                           315                987
     Amortization of intangibles                                                                             281                267
     Net premium amortization on investment securities                                                        97                253
     (Increase) in interest receivable                                                                      (512)              (995)
     Increase in interest payable                                                                            733              1,158
     Deferred income tax benefits                                                                            312                  -
     Amortization (accretion) of net loan origination costs (fees)                                           118                (64)
     Gain on sales of property                                                                                 -                 (3)
     Decrease in loans held for sale                                                                      11,788             10,964
     Decrease/(increase) in other assets                                                                  15,132             (3,383)
     (Decrease)/increase in other liabilities                                                             (9,637)             2,861
     Other                                                                                                     5                 81
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                 24,013             17,131
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities to be held to maturity                                                      -             (7,582)
Purchases of investment securities available for sale                                                     (7,022)           (24,985)
Proceeds from sales/calls of securities available for sale                                                     -              1,109
Proceeds from maturing securities available for sale                                                      11,928             30,543
Proceeds from maturing securities held to maturity                                                         1,159              3,001
Net increase in loans                                                                                    (58,036)             5,397
Purchases of premises and equipment                                                                          722               (636)
Proceeds from sales of property                                                                                -                399
Other investing activities                                                                                  (575)              (351)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) in investing activities                                                         (51,823)             6,895
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits, interest-bearing checking,
     savings and money market accounts                                                                    18,164              6,164
Net increase in certificates of deposit                                                                    3,729               (217)
Net increase in federal funds purchased and securities sold under agreements to repurchase                 6,672              2,070
Net increase/(decrease) in other short-term borrowings                                                   (35,488)           (13,109)
Net increase/(decrease) in long-term borrowings                                                           31,355              4,936
Cash dividends paid                                                                                       (3,415)            (2,698)
Dividend reinvestment plan                                                                                   (15)                70
Proceeds from issuance of common stock                                                                       214                930
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                          21,216             (1,854)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                      (6,594)            22,172
Cash and cash equivalents at beginning of year                                                            86,320            101,366
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                           $    79,726       $    123,538
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                                                           $    12,132        $    10,483
Cash payments for income tax                                                                                  18                  1
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available for sale,
     net of income taxes                                                                                    (297)            (1,310)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising of only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp and subsidiaries' ("Bancorp's") significant accounting policies is set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications to prior year balances have been made in the accompanying consolidated financial statements to make disclosures consistent with those of the current year.

NOTE 2. ACQUISITIONS

On December 30, 1999, Bancorp consummated a merger with Patapsco Valley Bancshares, Inc. ("PVB") and its commercial banking subsidiary, Commercial & Farmers Bank ("C&F"), Ellicott City, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. Under the terms of the merger agreement, C&F was merged with and into the Bank at closing, increasing the Bank's assets by approximately $173 million, loans by approximately $118 million, and deposits by approximately $150 million.

On July 15, 1999, Bancorp consummated a merger with Potomac Basin Group Associates, Inc. (Potomac Basin), in a tax-free exchange of shares accounted for as a pooling-of-interests. Potomac Basin is a Beltsville, MD-based, full-line independent insurance agency specializing in corporate employee benefit plans.

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                                                                              March 31, 2000
                                                                     -------------------------------------------------------------
                                                                                            Gross          Gross        Estimated
                                                                         Amortized       Unrealized      Unrealized        Fair
(Dollars in thousands)                                                      Cost            Gains          Losses         Value
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury securities and obligations of U.S.
         government corporations and agencies                            $  134,294        $      2      $   4,942     $  129,354
     Obligations of state and political subdivisions                         44,950              19          2,036         42,933
     Mortgage-backed securities                                             132,824               -          6,743        126,081
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                       312,068              21         13,721        298,368
     Equity securities                                                       14,411               -            268         14,143
----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         326,479              21         13,989        312,511
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
       Obligations of state and political subdivisions                       88,354             193          2,094         86,453
       Mortgage-backed securities                                             9,847              12            163          9,696
----------------------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                      98,201             205          2,257         96,149
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                              $  424,680        $    226     $   16,246     $  408,660
==================================================================================================================================

                                                                                              March 31, 1999
                                                                     -------------------------------------------------------------
                                                                                           Gross          Gross        Estimated
                                                                        Amortized        Unrealized     Unrealized       Fair
(Dollars in thousands)                                                     Cost             Gains         Losses         Value
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury securities and obligations of U.S.
         government corporations and agencies                            $  133,916        $    240       $    772     $  133,384
       Obligations of state and political subdivisions                       38,834             740            368         39,206
       Other Debt Securities                                                 11,047              15             79         10,983
       Mortgage-backed securities                                           126,474             119          1,442        125,152
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                       310,271           1,114          2,661        308,725
     Equity securities                                                       19,832              63            267         19,628
----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         330,103           1,177          2,928        328,353
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
     U.S. Treasury securities and obligations of U.S.
         government corporations and agencies                                     -               -              -              -
       Obligations of state and political subdivisions                       89,847           1,872            223         91,496
       Mortgage-backed securities                                            12,866             226              -         13,092
----------------------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                     102,713           2,098            223        104,588
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                              $  432,816       $   3,275      $   3,151     $  432,940
==================================================================================================================================

                                                                                             December 31, 1999
                                                                     -------------------------------------------------------------
                                                                                           Gross           Gross        Estimated
                                                                          Amortized      Unrealized      Unrealized       Fair
(Dollars in thousands)                                                       Cost           Gains          Losses         Value
----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury securities and obligations of U.S.
         government corporations and agencies                            $  137,554        $      9      $   4,737     $  132,826
       Obligations of state and political subdivisions                       42,493              11          2,149         40,355
       Other Debt Securities                                                      -               -              -              -
       Mortgage-backed securities                                           136,506               9          6,358        130,157
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                       316,553              29         13,244        303,338
     Equity securities                                                       14,875               -            268         14,607
----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         331,428              29         13,512        317,945
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
     U.S. Treasury securities and obligations of U.S.
         government corporations and agencies                                     -               -              -              -
       Obligations of state and political subdivisions                       89,218             303          2,255         87,266
       Mortgage-backed securities                                            10,198              16            123         10,091
----------------------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                      99,416             319          2,378         97,357
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities                                              $  430,844        $    348     $   15,890     $  415,302
==================================================================================================================================


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

The amortized cost and estimated fair values of investments at March 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             March 31, 2000
                                                                      Amortized             Fair
(Dollars in thousands)                                                  Cost                Value
-----------------------------------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                                                      $     9,551         $     9,528
  After 1 but within 5 years                                              80,622              78,436
  After 5 but within 10 years                                             74,711              70,987
  After 10 years                                                          14,360              13,336
  Mortgage-backed securities                                             132,824             126,081
  Equity securities                                                       14,411              14,143
-----------------------------------------------------------------------------------------------------
Total available for sale                                                 326,479             312,511
-----------------------------------------------------------------------------------------------------

Held-to-maturity:
  Within 1 year                                                            7,193               7,208
  After 1 but within 5 years                                              32,857              32,892
  After 5 but within 10 years                                             20,249              19,713
  After 10 years                                                          28,055              26,640
  Mortgage-backed securities                                               9,847               9,696
-----------------------------------------------------------------------------------------------------
Total to be held to maturity                                              98,201              96,149
-----------------------------------------------------------------------------------------------------
Total investment securities                                          $   424,680         $   408,660
=====================================================================================================


The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $148.8 million at March 31, 2000.

NOTE 4. LOANS

Loans, net of unearned income, consist of the following:

                                                                     March 31,
                                                            ----------------------------            December 31,
(In thousand of Dollars)                                    2000                    1999                1999
----------------------------------------------------------------------------------------------------------------
Real Estate Loans:
     Construction and land development                 $    71,699            $    68,186           $    67,452
     Secured by farmland                                     7,854                  6,111                 7,884
     Residential mortgage                                  334,546                287,846               305,834
     Other mortgage                                        288,341                237,556               276,414
Agricultural                                                   515                    766                   656
Commercial and industrial loans                            180,050                119,911               170,379
Consumer                                                   285,201                255,216               283,000
Other loans                                                  3,660                  9,940                 3,115
----------------------------------------------------------------------------------------------------------------
Totals                                                $  1,171,866            $   985,532          $  1,114,734
================================================================================================================

Loans to states and political subdivisions and industrial revenue bonds are included in other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.

NOTE 5. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:

                                                                  March 31,
                                                         -------------------------             December 31,
                                                         2000                 1999                 1999
----------------------------------------------------------------------------------------------------------------
Bank premises and land                                 $33,158              $33,367              $33,688
Furniture and equipment                                 28,759               27,488               28,594
Leasehold improvements                                  3,524                3,419                 3,537
----------------------------------------------------------------------------------------------------------------
                                                        65,441               64,274               65,819
Less: accumulated depreciation
     and amortization                                   30,984               28,407               30,325
----------------------------------------------------------------------------------------------------------------
Net premises and equipment                             $34,457              $35,867              $35,494
================================================================================================================


NOTE 6.  COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to benefits of $187 thousand and $829 thousand for the first quarter of 2000 and 1999, respectively.

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

                                                                     For the Three Months Ended March 31,
                                                                 -------------------------------------------
(Dollars in thousands except per share amounts)                      2000                         1999
                                                                 ------------                    -----------

Net income                                                       $      4,715                 $     4,480
                                                                 ============                 ===========
Basic EPS
     Shares                                                        11,008,331                  10,947,919
     EPS                                                                $0.43                       $0.41
Dilutive shares
     Stock options                                                     19,841                      79,889
     EPS                                                                $0.00                       $0.00
Diluted EPS
     Shares including options                                      11,028,172                   11,027,808
     EPS                                                                $0.43                        $0.41

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

F&M Bancorp's net income for the first quarter of 2000 was $4.715 million, or $0.43 basic earnings per share, an increase of 5% compared with earnings of $4.480 million, or $0.41 basic earnings per share, for the first quarter of 1999. Per share amounts reported previously have been restated for the acquisitions of Patapsco Valley Bancshares, Inc., completed in December 1999, and Potomac Basin Group Associates, Inc. completed in July 1999, both accounted for as a pooling-of- interests.

Returns on average assets and average equity were 1.12% and 13.22%, respectively, for the first quarter of 2000 compared with 1.13% and 12.17%, respectively for the first quarter of 1999.

Certain information included in the following section of this report, other than historical information, may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "likely", "unlikely", "continue", or similar terms. Although Bancorp believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from those projected in the forward-looking statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 70% of gross revenue through the first three months of 2000. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates; loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the first quarter are presented on a year-to-year comparative basis in the table below. Net interest income on a taxable-equivalent basis increased by $1.1 million, compared with the first quarter of last year. Average earning assets increased $99.4 million, or 7%, for the first quarter of 2000 compared with the first quarter of 1999. Loan demand grew, resulting in an increase in the average loan portfolio balance of $132.8 million, or 13%. The average balance in the investment portfolio decreased $2.0 million as Bancorp utilized these funds to meet the increase in loan demand. The yield on earning assets across all sectors increased five basis points to 7.81% compared with the first quarter of last year.

Average interest-bearing deposits increased $32.6 million or 3%. Growth occurred in interest bearing checking and money market accounts. The introduction of new deposit products and pricing methods will continue to stimulate growth in deposits. Additional funding was provided principally by short term borrowing, consisting of overnight federal funds purchased and securities under agreement to repurchase, which increased $44.3 million or 78%, compared with the first quarter of 1999.

With the increase in market interest rates between comparable periods, and growth in loans, the net interest margin, which is the ratio of taxable-equivalent net interest income to average earning assets, decreased 3 basis points to 4.30% compared with the first quarter of last year.




Consolidated Average Balances, Interest and Average Rates (Taxable Equivalent Basis)


                                                                                   March
                                                                 2000                                          1999
                                         ---------------------------------------------  --------------------------------------------
                                              Average                        Average         Average                       Average
(Dollars in thousands)                        Balances         Interest       Rate          Balances         Interest       Rate
------------------------------------------------------------------------------------------------------------------------------------


ASSETS
Interest earning assets:
Short-term funds                                $    22,119       $    261      4.75%         $    53,505       $    634      4.97%
Investment securities (1)
  Taxable                                           296,523          4,644      6.30%             302,999          4,515      6.00%
  Tax-exempt (2)                                    132,351          2,253      6.85%             127,919          2,224      7.08%
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                         428,874          6,897      6.47%             430,918          6,739      6.32%
------------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale         1,142,896         23,767      8.35%           1,010,080         21,235      8.53%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                     1,593,889         30,925      7.81%            1,494,503        28,608      7.76%
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest-earning assets                     98,313                                       108,648
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                   $  1,692,202                                  $  1,603,151
====================================================================================================================================
LIABILITIES
  Interest bearing liabilities:
  Interest bearing deposits
   Savings                                      $   169,152       $    941      2.24%         $   179,757      $   1,068      2.41%
   Checking                                         195,921          1,060      2.18%             170,441            941      2.24%
   Money market accounts                            230,157          2,079      3.63%             178,908          1,258      2.85%
   Certificates of deposit                          531,659          6,767      5.12%             565,198          7,405      5.31%

------------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                 1,126,889         10,847      3.87%           1,094,304         10,672      3.96%
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings
  Federal funds purchased and securities
   sold under agreements to repurchase              101,367          1,282      5.09%             57,055            587       4.17%
  Other short term borrowings                        50,873            767      6.06%             13,606            184       5.48%
------------------------------------------------------------------------------------------------------------------------------------
Total Short Term Borrowings                         152,240          2,049      5.41%             70,661            771       4.43%
Long term borrowings                                 71,689            969      5.44%             93,458          1,198       5.20%
------------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                223,929          3,018      5.42%             164,119          1,969      4.87%
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                1,350,818         13,865      4.13%           1,258,423         12,641      4.07%
Non-interest bearing liabilities:
  Demand deposits                                   181,178                                       177,689
  Other liabilities                                  16,793                                        17,767
  Shareholders' equity                              143,413                                       149,272
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity        1,692,202                                     1,603,151
====================================================================================================================================
Net interest income                                                 17,060                                       15,967
Net interest spread (3)                                                         3.68%                                         3.69%
Net interest margin(4)                                                          4.30%                                         4.33%


--------------------
(1) Average balance and the related average rate are based on amortized cost.

(2) Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 35 percent. In addition, loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(3) Net interest spread is the difference between the ratios (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to interest-bearing liabilities.

(4) Net interest margin is the difference between the ratios (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to earning assets.

PROVISION FOR CREDIT LOSSES.

Bancorp increased the provision for credit losses by 27% to $666 thousand for the first quarter of 2000 compared with $525 thousand for the first quarter of 1999. The increase is largely attributable to the underlying trends in loan growth and loan mix as reflected in Note 4 coupled with a slight increase in the ratio of net charge-offs to average loan outstanding.

NONINTEREST INCOME.

Noninterest income increased $507 thousand, or 8%, for the first quarter of 2000 compared with the first quarter of 1999. Increases in both insurance service income of $500 thousand or 28%, and alternative investment income of $274 thousand or 144%, contributed to noninterest income growth in the first quarter 2000 compared with the same quarter 1999. This increase was partially offset by a decrease in trust service income of $165 thousand or 22%.

NONINTEREST EXPENSE.

Noninterest expense increased $1,175 thousand, or 8%, for the first quarter of 2000 compared with the first quarter of last year. Salaries and benefits, which represents 54% of total noninterest expense, increased $289 thousand, or 4%. Occupancy and equipment expense increased $290 thousand, or 13%. Other operating expense increased $380 thousand, or 9%. Bancorp's efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) increased from 66.0% for the period ended March 31, 1999, to 66.5% for the period ended March 31, 2000.

INCOME TAXES.

The provision for income taxes increased to $1.861 million for the first quarter of 2000, from $1.806 million for the first quarter of 1999. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rate for the first quarter of 2000 is 27% and for the same period in 1999 was 29%. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

NONPERFORMING ASSETS

The table below summarizes Bancorp's nonperforming assets and contractually past-due loans. Through asset resolutions and sales, total nonperforming assets at March 31, 2000 increased $273 thousand compared with year earlier levels and declined $1.1 million since year-end 1999. Loans past due 90 days or more as to interest or principal decreased $3.0 million compared with prior year levels and decreased $804 thousand since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio

POTENTIAL PROBLEM LOANS

At March 31, 2000, Bancorp had $33.1 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset.

These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 1999, potential problem loans totaled $26.7 million.



Nonperforming Assets and Contractually Past-Due Loans:


                                                                                  March 31,
                                                                             ----------------------         December 31,
(Dollars in thousands)                                                       2000              1999             1999
-----------------------------------------------------------------------------------------------------------------------


Nonperforming assets:

    Nonaccrual loans (1)                                                  $   4,551         $   4,732        $   6,181

    Other real estate owned net of valuation allowance (2)                    1,760             1,306            1,185

-----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                $   6,311         $   6,038        $   7,366
-----------------------------------------------------------------------------------------------------------------------

    Loans past due 90 or more days as to interest or principal (3)         $    710         $   3,736        $   1,514

    Nonperforming loans to total loans                                        0.39%             0.47%            0.55%

    Nonperforming assets to total loans plus
      other real estate owned                                                 0.54%             0.60%            0.66%

    Nonperforming assets to total assets                                      0.36%             0.37%            0.43%

    Allowance for credit losses times nonperforming loans                      2.85              3.03             2.11

    Allowance for credit losses times nonperforming assets                     2.05              2.37             1.77


--------------------
      (1) Loans are placed on nonaccrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal, or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. No interest is taken into income on nonaccrual loans unless received in cash, or until such time the borrower demonstrates sustained performance over a period of time in accordance with contractual terms.

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

While management believes the allowance for credit losses was adequate at March 31, 2000, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses:


                                                                        March 31,                   December 31,
(Dollars in thousands)                                         2000                  1999               1999
-----------------------------------------------------------------------------------------------------------------
Average loans outstanding
      less average unearned income (1)                       $ 1,140,064          $  990,628         $ 1,116,658
-----------------------------------------------------------------------------------------------------------------
Allowance for credit losses at beginning of year             $    13,068          $   14,241         $    14,241
Charge-offs:
      Real estate                                                    190                  91                 586
      Commercial and industrial                                      279                   2                 388
      Consumer                                                       968                 926               4,144
-----------------------------------------------------------------------------------------------------------------
Total loans charged-off                                            1,437               1,019               5,118
-----------------------------------------------------------------------------------------------------------------
Recoveries:
      Real estate                                                      6                   2                 310
      Commercial and industrial                                       26                  15                 371
      Consumer                                                       619                 562               1,969
-----------------------------------------------------------------------------------------------------------------
Total recoveries                                                     651                 579               2,650
-----------------------------------------------------------------------------------------------------------------
Net charge-offs                                                      786                 440               2,468
-----------------------------------------------------------------------------------------------------------------
Additions charged to operating expense                               666                 525               1,295
-----------------------------------------------------------------------------------------------------------------
Allowance for credit losses at end of period                  $   12,948          $   14,326          $   13,068
=================================================================================================================
Net charge-offs to average loans outstanding                        0.07%               0.04%               0.22%


(1) Excludes loans held for sale

The following table presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

Allocation of Allowance for Credit Losses;

                                                          March 31,                                   December 31,
                                                2000                          1999                       1999
                                                             % of                          % of                           % of
                                                             Gross                         Gross                          Gross
(Dollars in thousands)                         Amount       Loans(1)         Amount       Loans(1)        Amount         Loans(1)
--------------------------------------------------------------------------------------------------------------------------------
Real estate loans

    Construction and land development           $  1,648        6.1%          $  1,630        6.9%         $  1,612        6.1%
    Residential mortgage                             597       28.5%               572       29.2%              653       27.4%
    Other mortgage                                 4,225       24.6%             3,307       24.1%            3,960       24.8%
Commercial and industrial                          2,616       15.4%             1,693       12.2%            2,388       15.3%
Consumer                                           3,270       24.3%             3,195       25.9%            3,073       25.4%
Unallocated                                          592        1.0%            $3,929        1.7%            1,382        1.0%

--------------------------------------------------------------------------------------------------------------------------------
Totals                                          $ 12,948      100.0%          $ 14,326      100.0%         $ 13,068      100.0%
================================================================================================================================

(1) Reflects the percentage of loans in each category to total loans


YEAR 2000 COMPUTER READINESS

This disclosure is provided pursuant to the Securities and Exchange Commission's Interpretation entitled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies and Municipal Securities Issuers" effective August 4, 1999.

The Year 2000 issue arose because many existing date-sensitive computer programs, hardware, software, and other devices relying on imbedded chip technology do not recognize a year that begins with "2" because traditional programming has been limited to utilization of a two-digit code for a year (such as "99" for the year 1999).

Bancorp has experienced no significant problem, and business has continued as usual, with no systems interruptions related to Year 2000 through April 21, 2000. Third party service providers whose systems could not be tested prior to January 1, 2000 also have continued to provide uninterrupted service. No loan relationships in excess of $250,000 have been identified which have experienced payment or credit risk concerns as a result of Year 2000 issues. Any future problems that may arise relating to year 2000 issues, the Bancorp's contingency plan is designed to address.

Bancorp has spent a total of $461,000 addressing Year 2000 issues, and anticipates no additional out-of-pocket expenses, out of a budget of $525,000. Costs for dealing with Year 2000 issues have been provided from operating revenues.

This will be the last disclosure of Year 2000 issues and consequences pursuant to the referenced Securities and Exchange Commission Interpretation.

CAPITAL RESOURCES

Shareholders' equity totaled $145.0 million at March 31, 2000, an increase of 1% compared with the 1999 year-end level of $143.8 million, and an decrease of 3% from the year earlier level of $149.6 million. The fair value of the available-for-sale portfolio declined $5.4 million (net of deferred taxes) since year-end. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of March 31, 2000, as follows:

CAPITAL RATIOS


                                                      Risk-based Capital
                                                        March 31, 2000
                                      -----------------------------------------------------
                                          Tier 1             Total             Leverage
                                          Capital           Capital             Ratios
-------------------------------------------------------------------------------------------

Actual                                    12.38%            13.46%              8.79%
Regulatory Minimum                         4.00%             8.00%              3.00%
-------------------------------------------------------------------------------------------
Excess                                     8.38%             5.46%              5.79%
===========================================================================================

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

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Because of inherent limitations in traditional cumulative gap analysis, however, Asset/Liability Management Committee ("ALCO") also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current re-pricing conditions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. Table 7 presents Bancorp's MVE at March 31, 2000.



Effects of Change in Interest rates on Market Value of Portfolio Equity:
at March 31, 2000


(Dollars in thousands)                                                                        Percent Change
---------------------------------------------------------------------------------------------------------------
                             Market Value          Hypothetical          Hypothetical
Change in                    of Portfolio            Increase              Increase               Board
Interest Rates                  Equity              (Decrease)            (Decrease)             Limit(1)
---------------------------------------------------------------------------------------------------------------


300 bp rise                  $    112,339          $   (28,317)               (20.1)%            (30.00)%

200 bp rise                       121,355              (19,301)               (13.7)              (20.0)

100 bp rise                       130,783               (9,873)                (7.0)              (10.0)

Base scenario                     140,656                   --                   --                  --

100 bp decline                    161,612               20,956                 14.9               (10.0)

200 bp decline                    173,083               32,427                 23.1               (20.0)

300 bp decline                    185,204               44,548                 31.7               (30.0)


--------------------
(1) Established by Bancorp's Board of Directors

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates. At March 31, 2000 and 1999, the changes in net interest income and or MVE calculated under these alternative methods were within limits established by the Board of Directors and monitored by ALCO.

PART II--OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of F&M Bancorp was held April 18, 2000.

         (b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

         (c)  (1) Election of Directors


Elected to serve as directors until the 2003 annual meeting of stockholders:




Name                                For                Withheld             Against
-------------------------------------------------------------------------------------


R. Carl Benna                    7,895,498             452,737                  --
Beverly B. Byron                 7,835,574             512,661                  --
Maurice A. Gladhill              7,888,292             459,943                  --
James K. Kluttz                  7,883,478             464,757                  --
Richard W. Phoebus, Sr.          7,870,745             477,490                  --
Thomas R. Winkler                7,881,434             466,801                  --


Elected to serve as directors until the 2001 annual meeting of stockholders:

Howard E. Harrison, III          7,876,862                  471,373            --



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              23. Consent of experts and counsel. Filed as an exhibit hereto and incorporated herein by reference.

              27. Financial Data Schedule. Filed as an exhibit hereto and incorporated herein by reference.

         (b)  Reports on Form 8-K

              None reported

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    F&M BANCORP
                                                    --------------------------
                                                    (Registrant)


             May 9, 2000                            /s/ Faye E. Cannon
     -------------------------                      --------------------------
                Date                                FAYE E. CANNON
                                                    PRESIDENT AND CEO


             May 9, 2000                            /s/ Kaye A. Simmons
     -------------------------                      --------------------------
                Date                                KAYE SIMMONS
                                                    CFO AND TREASURER