Form 10-Q
period 2000-06-30
F&M BANCORP
filed 2000-08-14
CIK 736473

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Common Stock of 11,011,540 shares outstanding as of August 2, 2000.

--------------------------------------------------------------------------------

                                   F&M BANCORP
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                                                            PAGE
         Consolidated Balance Sheets,
         June 30, 2000 and 1999 (Unaudited) and December 31, 1999.........................................................3

         Consolidated Statements of Income and Comprehensive Income (Unaudited),
         Three and Six Months Ended June 31, 2000 and 1999................................................................4

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited),
         Six Months Ended June 30, 2000 and Twelve Months Ended December 31, 1999.........................................5

         Consolidated Statements of Cash Flows (Unaudited),
         Six Months Ended June 30, 2000 and 1999..........................................................................6

         Notes to Consolidated Financial Statements (Unaudited)...........................................................7

         Management's Discussion and Analysis of Financial Condition and Results of Operations...........................12

         Quantitative and Qualitative Disclosures about Market Risk......................................................20

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................................................................21

         Signatures......................................................................................................22


                           CONSOLIDATED BALANCE SHEETS
                          F&M BANCORP AND SUBSIDIARIES


                                                                                   June 30,        June 30,       December 31,
                                                                                       2000            1999              1999
(Dollars in thousands, except per share amounts)                                (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $    61,227    $    44,345      $    60,888
Federal funds sold                                                                     3,967         39,795           11,304
Interest- bearing deposits with banks                                                  9,392          6,706           14,128
------------------------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                                  74,586         90,846           86,320
------------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                                    4,882         17,834           15,497
Investment securities
     Available for sale, at fair value                                               308,550        357,496          317,945
     Held to maturity, fair value
     $93,916, $104,440 and $97,357, respectively                                      95,432        104,680           99,416
------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                                     403,982        462,176          417,361
------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                      1,216,063        998,316        1,114,734
Less: Allowance for credit losses                                                    (13,209)       (13,858)         (13,068)
------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                     1,202,854        984,458        1,101,666
------------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                                      34,989         35,942           35,494
Other real estate owned, net                                                           1,594          1,305            1,185
Interest receivable                                                                   11,140         10,613           10,080
Intangible assets                                                                      6,049          7,871            6,696
Other assets                                                                          29,630         26,164           45,035
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 1,769,706    $ 1,637,209      $ 1,719,334
==============================================================================================================================
LIABILITIES:
Deposits:
     Noninterest-bearing                                                         $   195,186    $   177,595      $   188,154
     Interest-bearing                                                              1,129,792      1,131,585        1,125,919
------------------------------------------------------------------------------------------------------------------------------
             Total deposits                                                        1,324,978      1,309,180        1,314,073
------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
     Federal funds purchased and securities sold
         under agreements to repurchase                                              125,406         63,460           94,083
     Other short-term borrowings                                                       1,695          1,971           48,183
     Long-term borrowings                                                            149,634         98,764          100,578
     Accrued taxes and other liabilities                                              17,218         16,504           18,597
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  1,618,931      1,489,879        1,575,514
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Common stock, par value $5 per share; authorized 50,000,000 shares; issued and outstanding 11,009,000 shares,
     10,988,621 shares, and 10,999,621 shares, respectively                           55,043         43,793           54,998
     Surplus                                                                          78,423         75,077           78,248
     Retained earnings                                                                25,064         33,525           18,951
     Accumulated other comprehensive loss                                             (7,755)        (5,065)          (8,377)
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           150,775        147,330          143,820
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                       $ 1,769,706    $ 1,637,209      $ 1,719,334
==============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES


                                                            Three Months Ended June 30,          Six Months Ended June 30,
(Dollars in thousands, except per share amounts)            2000                1999              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Interest Income
   Interest and fees on loans                                 $   25,051        $   20,992        $   48,782        $   42,177
   Interest on deposits with banks                                   129               336               275               665
   Interest and dividends on investment securities
    Taxable                                                        4,594             4,806             9,239             9,314
    Tax-exempt                                                     1,467             1,468             2,953             2,942
   Interest on federal funds sold                                      -               355               114               659
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                             31,241            27,957            61,363            55,757
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest on deposits                                           11,094            10,785            21,940            21,458
   Interest on federal funds purchased and
   securities
    sold under agreements to repurchase                            1,624               631             2,906             1,218
   Interest on Federal Home Loan Bank Borrowings                   2,199             1,329             3,913             2,693
   Interest on other short-term borrowings                            17                11                39                29
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                            14,934            12,756            28,798            25,398
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                            16,307            15,201            32,565            30,359
   Provision for credit losses                                       630               325             1,296               850
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses             15,676            14,876            31,268            29,509
-------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Service charges on deposit accounts                             2,224             1,776             3,906             3,396
   Insurance income                                                1,968             1,772             4,236             3,539
   Gains on sales of loans                                           597               627             1,044             1,414
   Gains (losses) on sales of property                               (67)                -               (49)              190
   Trust & stock brokerage income                                    943               747             2,005             1,510
   Other operating income                                          1,552             1,243             3,037             2,567
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                           7,217             6,165            14,179            12,616
-------------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses
   Salaries and employee benefits                                  8,646             8,348            17,134            16,546
   Merger-related expense                                             17                 -               228                 -
   Occupancy and equipment expense                                 2,341             2,318             4,941             4,629
   Other operating expense                                         4,745             5,000             9,424             9,293
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                        15,748            15,666            31,726            30,468
-------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                           7,145             5,374            13,721            11,657
Provision for income taxes                                         2,277             1,331             4,138             3,137
===============================================================================================================================
Net Income                                                    $    4,869        $    4,043        $    9,584        $    8,520
===============================================================================================================================
Other Comprehensive Income (Loss), Net of Tax:
   Unrealized losses on securities                            $     (743)       $   (4,023)       $   (1,040)       $   (5,341)
   Reclassification adjustment for gains (losses)
    included in net income                                             -                 -                 -                 -
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                            (743)           (4,023)           (1,040)           (5,341)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                          $    4,126        $       20        $    8,544        $    3,179
===============================================================================================================================
Earnings per Common Share - Basic
    Based on weighted average shares outstanding
    11,008,605 in 2000, and 10,986,893 in 1999                $     0.44        $     0.37        $     0.87        $     0.78
-------------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted
    Based on weighted average shares outstanding
    11,023,552 in 2000, and 11,052,635 in 1999                $     0.44        $     0.37        $     0.87        $     0.77
===============================================================================================================================
Dividends per Share                                           $     0.27        $     0.25        $     0.54        $     0.50
===============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                          F&M BANCORP AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)


                                                                                             Accumulated
                                                                                                Other
                                        Common                            Retained           Comprehensive
                                         Stock           Surplus          Earnings          Income (Loss)           Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998          $ 52,196           $ 65,020           $ 30,694           $   277           $ 148,187

Net income                                 -                  -               13,063               -                13,063
Dividend reinvestment plan                  55                171               (138)              -                    88
Cash dividends paid
 ($.97 per share)                          -                  -              (10,646)              -               (10,646)
Stock consideration for
 options exercised                         (58)               (50)               (81)              -                  (189)
Stock options exercised                    527              1,444                -                 -                 1,971
Stock dividend                           2,278             11,663            (13,941)              -                   -
Other comprehensive income                 -                  -                  -              (8,654)             (8,654)

--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          $ 54,998           $ 78,248           $ 18,951           $(8,377)          $ 143,820

Net income                                 -                  -                9,584               -                 9,584
Dividend reinvestment plan                 (15)                14                (54)              -                   (55)
Cash dividends paid
 ($.27 per share)                          -                  -               (3,413)              -                (3,413)
Stock consideration for
 options exercised                          (3)                (5)                (4)              -                   (12)
Stock options exercised                     63                166                -                 -                   229
Stock dividend                             -                  -                  -                 -                   -
Other comprehensive income                 -                  -                  -                 622                 622
--------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000              $ 55,043           $ 78,423           $ 25,064           $(7,755)          $ 150,775
==========================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

F&M Bancorp and Subsidiaries


                                                                                          Six  Months Ended  June 30,
(DOLLARS IN THOUSANDS)                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                               $   9,584           $   8,520
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                               1,296                 850
   Depreciation and amortization                                                             1,906               2,009
   Amortization of intangibles                                                                 586                 528
   Net premium amortization on investment securities                                           173                 453
   Increase in interest receivable                                                          (1,024)               (431)
   Increase in interest payable                                                                658               1,490
   Deferred income tax benefits                                                               (229)                (67)
   Amortization (accretion) of net loan origination costs (fees)                               187                (125)
   Gain on sales of property                                                                   -                    (3)
   Decrease in loans held for sale                                                          10,615              10,695
   Decrease in other assets                                                                 18,596                 336
   Decrease in other liabilities                                                            (2,037)             (1,694)
   Other                                                                                       413                  31
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   40,724              22,592
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities to be held to maturity                                      -               (12,494)
Purchases of investment securities available for sale                                      (13,252)           (136,321)
Proceeds from sales/calls of securities available for sale                                     -                 1,109
Proceeds from maturing securities available for sale                                        23,540             106,076
Proceeds from maturing securities held to maturity                                           3,882               5,865
Net increase in loans                                                                     (106,363)             (8,763)
Purchases of premises and equipment                                                         (1,401)             (1,698)
Proceeds from sales of property                                                                -                   400
Other investing activities                                                                    (409)             (1,223)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (94,003)            (47,049)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits, interest-bearing checking,
   savings and money market accounts                                                        18,168              20,019
Net (decrease)/increase in certificates of deposit                                          (7,263)              3,900
Net increase in federal funds purchased and securities sold under agreements to
repurchase                                                                                  31,323               2,033
Net decrease in other short-term borrowings                                                (46,488)            (12,805)
Net increase in long-term borrowings                                                        49,056               4,518
Cash dividends paid                                                                         (3,413)             (5,247)
Dividend reinvestment plan                                                                     (55)                139
Proceeds from issuance of common stock                                                         217               1,232
----------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                       41,545              13,789
Net decrease in cash and cash equivalents                                                  (11,734)            (10,667)
Cash and cash equivalents at beginning of year                                              86,320             101,513
Cash and cash equivalents at end of period                                                  74,586              90,846
======================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                                                  28,140              25,398
Cash payments for income tax                                                                   474               1,225
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available for sale,
   net of income taxes                                                                         622              (5,342)



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

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:


                                                                                  Six Months Ended
                                                                                    June 30, 2000
                                                                                  Gross        Gross         Estimated
                                                               Amortized       Unrealized    Unrealized        Fair
(Dollars in thousands)                                           Cost             Gains        Losses          Value
------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                     133,591            -             5,386          128,205
      Obligations of state and political subdivisions           45,565             37           1,608           43,994
      Mortgage-backed securities                               127,291              3           6,467          120,827
----------------------------------------------------------------------------------------------------------------------
Total debt securities                                          306,447             40          13,461          293,026
    Equity securities                                           14,622            902             -             15,524
----------------------------------------------------------------------------------------------------------------------
Total securities available for sale                            321,069            942          13,461          308,550
----------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
      Obligations of state and political subdivisions           86,294            181           1,588           84,887
      Mortgage-backed securities                                 9,138              7             116            9,029
----------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                         95,432            188           1,704           93,916
----------------------------------------------------------------------------------------------------------------------
Total investment securities                                    416,501          1,130          15,165          402,466
======================================================================================================================



                                                                                  Six Months Ended
                                                                                    June 30, 1999
                                                                                  Gross        Gross         Estimated
                                                               Amortized       Unrealized    Unrealized        Fair
(Dollars in thousands)                                           Cost             Gains        Losses          Value
------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                     146,882             53           2,843          144,092
      Obligations of state and political subdivisions           38,829            452           1,385           37,896
                                                                12,636             34             -             12,670
      Mortgage-backed securities                               147,527             20           4,419          143,128
----------------------------------------------------------------------------------------------------------------------
Total debt securities                                          345,874            559           8,647          337,786
    Equity securities                                           19,914             63             267           19,710
----------------------------------------------------------------------------------------------------------------------
Total securities available for sale                            365,788            622           8,914          357,496
----------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                         -              -               -                -
      Obligations of state and political subdivisions           93,062            777           1,084           92,755
      Mortgage-backed securities                                11,618             99              32           11,685
----------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                        104,680            876           1,116          104,440
----------------------------------------------------------------------------------------------------------------------
Total investment securities                                    470,468          1,498          10,030          461,936
======================================================================================================================



                                                                                Year Ended
                                                                              December 30, 1999
                                                                             Gross           Gross         Estimated
                                                             Amortized       Unrealized      Unrealized    Fair
(Dollars in thousands)                                       Cost            Gains           Losses        Value
--------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                     137,554            9           4,737          132,826
      Obligations of state and political subdivisions           42,493           11           2,149           40,355
      Other Debt Securities                                        -              -             -                -
      Mortgage-backed securities                               136,506            9           6,358          130,157
--------------------------------------------------------------------------------------------------------------------
Total debt securities                                          316,553           29          13,244          303,338
    Equity securities                                           14,875            -             268           14,607
--------------------------------------------------------------------------------------------------------------------
Total securities available for sale                            331,428           29          13,512          317,945
--------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                         -              -             -                -
      Obligations of state and political subdivisions           89,218          303           2,255           87,266
      Mortgage-backed securities                                10,198           16             123           10,091
--------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                         99,416          319           2,378           97,357
--------------------------------------------------------------------------------------------------------------------
Total investment securities                                    430,844          348          15,890          415,302
====================================================================================================================


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

The amortized cost and estimated fair values of investments at June 30, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   Six Months Ended
                                                     June 30, 2000
                                      Amortized           Fair
(Dollars in thousands)                  Cost             Value
-----------------------------------------------------------------
Available-for-sale:
  Within 1 year                        $  6,342          $  6,330
  After 1 but within 5 years             80,403            78,133
  After 5 but within 10 years            74,141            70,263
  After 10 years                         18,271            17,473
  Mortgage-backed securities            127,291           120,827
  Equity securities                      14,622            15,524
-----------------------------------------------------------------
Total available for sale                321,069           308,550
-----------------------------------------------------------------

Held-to-maturity:
  Within 1 year                           5,462             5,465
  After 1 but within 5 years             33,638            33,700
  After 5 but within 10 years            19,808            19,430
  After 10 years                         27,385            26,292
  Mortgage-backed securities              9,138             9,028
-----------------------------------------------------------------
Total to be held to maturity             95,432            93,915
-----------------------------------------------------------------
Total investment securities            $416,501          $402,466
=================================================================


The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $136.3 million at June 30, 2000.

NOTE 4. LOANS

Loans, net of unearned income, consist of the following:


                                                                 June 30,                           December 31,
(In thousand of Dollars)                               2000                    1999                       1999
-----------------------------------------------------------------------------------------------------------------
Real Estate Loans:
     Construction and land development             $    75,330             $    61,350               $    67,452
     Secured by farmland                                 6,393                   6,307                     7,884
     Residential mortgage                              344,929                 298,614                   305,834
     Other mortgage                                    297,500                 234,084                   276,414
Agricultural                                               480                     732                       656
Commercial and industrial loans                        187,694                 127,600                   170,379
Consumer                                               300,568                 260,178                   283,000
Other loans                                              3,169                   9,493                     3,115
-----------------------------------------------------------------------------------------------------------------
Totals                                             $ 1,216,063             $   998,316               $ 1,114,734
=================================================================================================================


Does not include loans held for sale

Loans to states and political subdivisions and industrial revenue bonds are included in all other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.

NOTE 5. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:


                                                June 30,             December 31,
                                          2000             1999            1999
---------------------------------------------------------------------------------
Bank premises and land                  $33,168          $33,543          $33,688
Furniture and equipment                  30,152           28,192           28,594
Leasehold improvements                    3,530            3,483            3,537
---------------------------------------------------------------------------------
                                         66,850           65,218           65,819
Less: accumulated depreciation
     and amortization                    31,861           29,276           30,325
---------------------------------------------------------------------------------
Net premises and equipment              $34,989          $35,942          $35,494
=================================================================================


NOTE 6. COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1999. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to benefits of $467 thousand and $2.5 million for the second quarter of 2000 and 1999, respectively and benefits of $654 thousand and $3.4 million for the six months ended June 30, 2000 and 1999, respectively.

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

(Dollars in thousands except per share amounts)


                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                            2000                 1999                2000                  1999
Net income                             $     4,869          $     4,043          $     9,584          $     8,520
                                       ===========          ===========          ===========          ===========
Basic EPS
     Shares                             11,008,605           10,986,893           11,008,468           10,967,514
     EPS                               $      0.44          $      0.37          $      0.87          $      0.78
Dilutive shares
     Stock options                          14,947               65,742               16,824               72,588
     EPS                               $      0.00          $      0.00          $      0.00          $      0.01
Diluted EPS
     Shares including options           11,023,552           11,052,635           11,025,292           11,040,102
     EPS                               $      0.44          $      0.37          $      0.87          $      0.77


NOTE 8. FUTURE CHANGES IN ACCOUNTING PRINCIPLES

In June, 1999, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", which calls for derivatives to be recognized in the consolidated balance sheet at fair value and for subsequent changes in fair value to be recognized in the consolidated statement of income and comprehensive income. However, because non-derivative and non-financial transactions are still measured using a mix of historical and current prices, the Statement retains special accounting for gains and losses when derivatives are used in qualifying hedges of assets, liabilities, and future transactions. The Statement unifies qualifying criteria for hedges involving all types of derivatives, requiring that a company document, designate, and assess the effectiveness of its hedges. For hedges that meet the Statement's criteria, the derivative's gains and losses will be allowed to offset gains and losses on, or forecasted cash flows of, the hedged item.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's net income for the second quarter of 2000 was $4.869 million, or $0.44 basic earnings per share, an increase of 20% compared with earnings of $4.043 million, or $0.37 basic earnings per share, for the second quarter of 1999. Per share amounts reported previously have been restated for the acquisitions of Patapsco Valley Bancshares, Inc., completed in December 1999, and Potomac Basin Group Associates, Inc. completed in July 1999, both accounted for as a pooling-of- interests.

Second quarter 2000 earnings were favorably impacted by a 17% increase in noninterest income, as well as maintaining noninterest expense to less than a 1% increase, compared to the second quarter of last year. Return on average assets was 1.12% for the second quarter of 2000, compared to 1.00% for the second quarter of 1999. Return on average equity in the second quarter of 2000 was 13.38%, compared to 10.85% for the same period of 1999.

For the six months ended June 30, 2000 compared with the six months ended June 30, 1999, net income increased 13% to $9.584 million, or $0.87 basic earnings per share, from $8.520 million, or $0.78 basic earnings per share. Returns on average assets and average equity were 1.12% and 13.30%, respectively, for the first half of 2000 compared with 1.06% and 11.47%, respectively, for the first six months of 1999.

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

Results of Operations

NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 70% of gross revenue through the first six months of 2000. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates. Loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the second quarter and year-to-date periods are presented on a comparative basis in the tables below. Average balances for the second quarter 2000, compared with the second quarter 1999 were as follow. Net interest income on a taxable-equivalent basis increased by 7%, or $1.2 million. Average earning assets increased 8%, or $125.7 million. Average loans continued to grow at a strong pace of 20%, or $199.7 million. The average balance in the investment portfolio decreased 6%, or $27.4 million. This is partially due to the increase in loan demand. The yield on earning assets across all sectors increased 24 basis points to 7.89%. Average interest-bearing deposits increased $6.7 million, or 1%. Additional long-term funding was provided principally by Federal Home Loan Bank advances, which increased $49.2 million, or 53%.

Average balances for the six months ended June 30, 2000, compared with the six month ended June 30, 1999 were as follow. Net interest income on a taxable-equivalent basis increased by 7%, or $2.3 million. Average earning assets increased 7%, or $1.0 million. Average loans grew 17%, or $166.7 million. The average balance in the investment portfolio decreased 4%, or $18.9 million. As loan demand has increased, investment securities have been utilized to fund this growth. The yield on earning assets across all sectors increased 20 basis points to 7.85%. Average interest-bearing deposits increased $19.0 million, or 2%. The majority of this growth is in money market account that grew 32% in this period. Additional long-term funding was provided principally by Federal Home Loan Bank advances, which increased $29.6 million, or 29%.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND AVERAGE RATE (UNAUDITED)


                                                                                 Three Months Ended
                                                                                       June 30,
                                                                       2000                                 1999
                                                    ----------------------------------- ----------------------------------------
                                                         Average                  verage         Average                 Average
   (Dollars in thousands)                               Balances     Interest      Rate         Balances   Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Short-term funds                                    $   10,689      $   140        5.27%       $   57,273   $   685      4.80%
Investment securities (1)
   Taxable                                             289,979        4,593        6.37%          319,305     4,812      6.04%
   Tax-exempt (2)                                      132,429        2,189        6.65%          130,518     2,227      6.84%
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities                            422,408        6,782        6.46%          449,823     7,039      6.28%
--------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale            1,202,274       25,154        8.41%        1,002,623    21,084      8.43%
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        1,635,371       32,076        7.89%        1,509,719    28,808      7.65%
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest-earning assets                       111,051                                    115,108
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $1,746,422                                 $1,624,827
================================================================================================================================
LIABILITIES Interest bearing liabilities:
   Interest bearing deposits
    Savings                                         $  159,435      $   854        2.15%       $  181,969   $ 1,093      2.41%
    Checking                                           188,947          971        2.07%          180,141     1,062      2.36%
    Money market accounts                              259,440        2,549        3.95%          192,281     1,316      2.75%
    Certificates of deposit                            517,890        6,719        5.22%          564,660     7,315      5.20%
--------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits                   1,125,712       11,093        3.96%        1,119,051    10,786      3.87%
--------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings
   Federal funds purchased and
   securities
    sold under agreements to repurchase                115,849        1,625        5.64%           60,960       725      4.77%
   Other short term borrowings                           8,519          108        5.10%            7,209        93      5.17%
--------------------------------------------------------------------------------------------------------------------------------
Total short-term borrowings                            124,368        1,733        5.60%           68,169       818      4.81%
Long-term borrowings                                   142,600        2,142        6.04%           93,351     1,247      5.36%
--------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                                   266,968        3,875        5.84%          161,520     2,065      5.13%
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                   1,392,680       14,968        4.32%        1,280,571    12,851      4.03%
Non-interest bearing liabilities:
   Demand deposits                                     189,970                                    178,662
   Other liabilities                                    17,426                                     16,077
   Shareholders' equity                                146,346                                    149,517
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $1,746,422                                 $1,624,827
================================================================================================================================
Net interest income                                                  17,108                                  15,957
Net interest spread (3)                                                            3.57%                                 3.63%
Net interest margin(4)                                                             4.21%                                 4.24%


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

CONSOLIDATED AVERAGE BALANCES, INTEREST AND AVERAGE RATE (UNAUDITED)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                    2000                                      1999
                                              --------------------------------------------   ------------------------------------
                                                 Average                       Average         Average                    Average
   (Dollars in thousands)                        Balances         Interest       Rate          Balances     Interest        Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Short-term funds                              $   16,404          $   401         4.92%       $   63,146      $ 1,341       4.28%
Investment securities (1)
   Taxable                                       293,180            9,237         6.34%          315,581        9,297       5.94%
   Tax-exempt (2)                                132,390            4,476         6.80%          128,849        4,459       6.98%
---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                      425,570           13,713         6.48%          444,430       13,756       6.24%
---------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale      1,172,584           48,885         8.38%        1,005,894       42,319       8.48%
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  1,614,558           62,999         7.85%        1,513,470       57,416       7.65%
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest-earning assets                 101,983                                         102,635
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $1,716,541                                      $1,616,105
=================================================================================================================================
LIABILITIES Interest bearing liabilities:
   Interest bearing deposits
    Savings                                   $  164,228          $ 1,795         2.20%       $  181,784      $ 2,161       2.40%
    Checking                                     192,455            2,031         2.12%          175,673        2,003       2.30%
    Money market accounts                        244,830            4,628         3.80%          185,207        2,574       2.80%
    Certificates of deposit                      524,774           13,486         5.17%          564,610       14,720       5.26%
---------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits             1,126,287           21,940         3.92%        1,107,274       21,458       3.91%
---------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase          108,670            2,910         5.39%           59,289        1,362       4.63%
   Other short term borrowings                     1,603               50         6.27%            1,658           29       3.53%
---------------------------------------------------------------------------------------------------------------------------------
Total short-term borrowings                      110,273            2,960         5.40%           60,947        1,391       4.60%
Long-term borrowings                             131,781            3,912         5.97%          102,135        2,693       5.32%
---------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                             242,054            6,872         5.71%          163,082        4,084       5.05%
---------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities             1,368,341           28,812         4.23%        1,270,356       25,542       4.05%
Non-interest bearing liabilities:
   Demand deposits                               185,656                                         178,397
   Other liabilities                              17,664                                          17,523
   Shareholders' equity                          144,880                                         149,829
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity    $1,716,541                                      $1,616,105
==================================================================================================================================
Net interest income                                                34,187                                      31,874
Net interest spread (3)                                                           3.61%                                     3.60%
Net interest margin (4)                                                           4.26%                                     4.25%


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

PROVISION FOR CREDIT LOSSES.

The provision for credit losses increased by 94% to $630 thousand for the second quarter of 2000 compared with $325 thousand for the second quarter of 1999. For the six-month period ended June 30, 2000, the provision increased $446 thousand or 52% as compared to last year. This increase is in part, a result of the 20% growth in the Bancorp's loan portfolio.

NONINTEREST INCOME.

Noninterest income is comprised of fees and commissions earned on traditional banking products such as fees charged on deposit accounts, as well as from commissions on other activities such as, insurance, trust and alternative investment products. Gains on the sales of portfolio items like, loans, securities, or fixed assets are also included.

For the second quarter 2000, compared with the second quarter 1999 total noninterest income increased 17%, or $1.1 million. Expanding into stocks, mutual funds, and trust markets, and continuing to offer a full range of insurance services have aided in noninterest income growth. These types of business have increased noninterest income by 16% or, $392 thousand. Service charges on deposit accounts increased 25% or, $448 thousand.

The six months ended June 30, 2000; compared to the six months ended June 30, 1999 yielded the same growth results. Total noninterest income increased 12%, or $1.6 million. Alternative investments and insurance activity increased noninterest income by 24%, or $1.2 million, while service charges on deposit accounts produced a $510 thousand or, 15% increase.

NONINTEREST EXPENSE.

Noninterest expense is made up of those expenses incurred to run and operate the Bancorp. These expenses are divided into four general categories.
1. Salaries & employee benefits, which is the largest portion, representing 55% of total noninterest expense.
2.   Merger-related expenses, which are nonrecurring and unusual items.
3.   Occupancy and equipment expenses.
4.   Other operating expenses.
The Bancorp's efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) decreased from 69.52% for the period ended June 30, 1999, to 64.30% for the period ended June 30, 2000.

The second quarter 2000, compared to the second quarter 1999 result were as follows. Total noninterest expense increased less than 1%, or $82 thousand. Salaries and employee benefits increased 4% or $298 thousand, occupancy and equipment expense increased 1%, or $22 thousand, while other operating expenses including merger related expenses decreased 5% or $238 thousand.

For the six months ended June 30, 2000, compared to the six month ended June 30, 1999, total noninterest expense increased 4%, or $1.3 million. Salaries and employee benefits maintained a 4%, or $588 thousand increase. Occupancy and equipment rose 7% or $312 thousand, and other operating expenses including merger-related expense increased 4% or $359 thousand.

INCOME TAXES.

Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective income tax expense rate differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities. Provision for income taxes increased 71% to $2.277 million in the second quarter, from $1.331 million in the same period last year. The effective tax rate is 32% compared to 25% in this same period.

The six months ended June 30, 2000, compared to the six months ended June 30, 1999 resulted in the provision for income taxes increasing 32% to $4.138 million, from $3.137 million. The effective tax rate was 30% compared to 27% in the same period.

NONPERFORMING ASSETS.

The table below summarizes Bancorp's nonperforming assets and contractually past-due loans. Total nonperforming assets at June 30, 2000 increased $2.8 million compared with year-earlier levels and increased $173 thousand since year-end 1999. Loans past due 90 days or more as to interest or principal decreased $853 thousand compared with prior year levels and increased $169 thousand since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

POTENTIAL PROBLEM LOANS.

At June 30, 2000, Bancorp had $29.8 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset.

These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 1999, potential problem loans totaled $23.1 million.

Nonperforming Asset and Contractually Past-Due Loans:


                                                                                       June 30,                  December 31,
(Dollars in thousands)                                                          2000              1999                1999
-----------------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
    Nonaccrual loans (1)                                                    $   5,945           $   3,422           $   6,181
    Other real estate owned net of valuation allowance (2)                      1,594               1,305               1,185
      -----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                  $   7,539           $   4,727           $   7,366
      -----------------------------------------------------------------------------------------------------------------------
    Loans past due 90 or more days as to interest or principal (3)          $   1,683           $   2,536           $   1,514
    Nonperforming loans to total loans                                           0.39%               0.34%               0.55%
    Nonperforming assets to total loans plus
      other real estate owned                                                    0.54%               0.47%               0.66%
    Nonperforming assets to total assets                                         0.34%               0.29%               0.43%
    Allowance for credit losses times nonperforming loans                        2.85                4.05                2.11
    Allowance for credit losses times nonperforming assets                       2.05                2.93                1.77


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

ALLOWANCE FOR CREDIT LOSSES.

The allowance for credit losses is maintained at a level, which in management's judgment is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The methodology for assessing the appropriateness of the allowance consists of three primary elements:

     - The Formula Allowance. The formula allowance is calculated by applying historically determined loss factors to outstanding business loans based on credit risk ratings and for pools of homogeneous loans. Individually risk rated loan loss factors is determined using average annual net charge-off rates for the most recent two years. Pooled loans are loans that are homogeneous in nature such as consumer installment and residential mortgage loans. Pooled loan loss factors are based on net charge-offs experienced over the past year. The historic loss factors on the risk rated loans and the pooled loans are then considered for either positive or negative adjustment in an attempt to reflect the current dynamics of the portfolios. These adjustments in the loss factors are tied to management's evaluation of a number of factors including: 1) changes in the trend of the volume and severity of past due, classified and non-accrual assets; 2) changes in the nature and volume of the portfolio; 3) changes in lending policies, underwriting standards, or collection practices; 4) changes in the experience, ability, depth of lending management and staff; 5) portfolio concentrations; and 6) changes in the national or local economy.

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

While management believes the allowance for credit losses was adequate at June 30, 2000, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses:


                                                              Six Months Ended
                                                                     June 30,                   December 31,
(Dollars in thousands)                                      2000                  1999              1999
------------------------------------------------------------------------------------------------------------
Average loans outstanding
   less average unearned income (1)                       $1,197,951           $988,044           $1,116,658
------------------------------------------------------------------------------------------------------------
Allowance for credit losses at beginning of year          $   13,068           $ 14,241           $   14,241
Charge-offs:
   Real estate                                                   431                423                  586
   Commericial and industrial                                    313                131                  388
   Consumer                                                    1,662              1,706                4,144
------------------------------------------------------------------------------------------------------------
Total loans charged-off                                        2,406              2,260                5,118
------------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate                                                    94                  9                  310
   Commercial and industrial                                      36                 36                  371
   Consumer                                                    1,121                982                1,969
------------------------------------------------------------------------------------------------------------
Total recoveries                                               1,251              1,027                2,650
------------------------------------------------------------------------------------------------------------
Net charge-offs                                                1,155              1,233                2,468
------------------------------------------------------------------------------------------------------------
Additions charged to operating expense                         1,296                850                1,295
------------------------------------------------------------------------------------------------------------
Allowance for credit losses at end of period              $   13,209           $ 13,858           $   13,068
============================================================================================================
Net charge-offs to average loans outstanding                    0.09%              0.12%                0.22%


(1)  Excludes loans held for sale

The following table presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

Allocation of Allowance for Credit Losses:


                                                                      Six Month Ended
                                                                        June 30,                      December 31,
                                             2000                          1999                           1999
                                           ---------------------------------------------------------------------------------------
(Dollars in thousands)                      Amount       % of Gross       Amount        % of Gross       Amount     % of Gross
                                                           Loans                          Loans                        Loans
----------------------------------------------------------------------------------------------------------------------------------
Real estate loans
     Construction and land development      $ 1,776              6.1%        $1,287              6.9%        $ 1,612         6.1%
     Residential mortgage                       751             28.5%           765             29.2%            653        27.4%
     Other mortgage                           4,096             24.6%         3,385             24.1%          3,960        24.8%
Commercial and industrial                     3,166             15.4%         2,109             12.2%          2,388        15.3%
Consumer                                      3,052             24.3%         2,991             25.9%          3,073        25.4%
Unallocated                                     368              1.0%         3,321              1.7%          1,382         1.0%
----------------------------------------------------------------------------------------------------------------------------------
Totals                                      $13,209            100.0%     $   13858            100.0%        $13,068       100.0%
==================================================================================================================================


CAPITAL RESOURCES

Shareholders' equity totaled $150.8 million at June 30, 2000; an increase of 5% compared with the 1999 year-end level of $143.8 million, and an increase of 2% from the year earlier level of $147.3 million. The fair value of the available-for-sale portfolio increased $622 thousand (net of deferred taxes) since year-end, reflecting the positive impact of market interest rates. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of June 30, 2000, as follows:

CAPITAL RATIOS


                                                     Risk-based Capital
                                                      Six Months Ended
                                                        June 30, 2000
                                      -----------------------------------------------------
                                          Tier 1             Total             Leverage
                                          Capital           Capital             Ratios
-------------------------------------------------------------------------------------------
Actual                                         11.79%            12.80%              8.77%
Regulatory Minimum                              4.00%             8.00%              3.00%
-------------------------------------------------------------------------------------------
Excess                                          7.79%             4.80%              5.77%
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

Cumulative gap analysis presents the net amount of assets and liabilities that will most likely reprice through specified periods if there are no changes in balance sheet mix. Using that analysis, the effect of changes in market interest rates, both rising and falling, on net interest income can be calculated. Because of inherent limitations in traditional cumulative gap analysis, however, Asset / Liability Management Committee ("ALCO") also employs more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current re-pricing conditions to rising and falling interest rates in increments and decrements of 100, 200, and 300 basis points, and to determine how net interest income varies under alternative interest rate and business activity scenarios. ALCO also measures the effects of changes in interest rates on the MVE, i.e. the net present value of all the future cash flows from Bancorp's financial instruments expressed as the percentage change in portfolio value of equity for any given change in prevailing interest rates. The table below presents Bancorp's MVE at June 30, 2000.

Effects of Change in Interest rates on Market Value of Portfolio Equity:
At June 30, 2000

(DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------------
                                                                        Percent Change
                             Market          Hypothetical       ----------------------------------
         Change in          Value of            Change          Hypothetical
         Interest           Portfolio          Increase           Increase            Board
           Rates             Equity           (Decrease)         (Decrease)         Limit(1)
-------------------------------------------------------------------------------------------------
     300 bp rise              $ 131,681         $ (24,746)             -15.8%             -30.0%
     200 bp rise                139,722           (16,705)             -10.7%             -20.0%
     100 bp rise                147,972            (8,455)              -5.4%             -10.0%
     Base scenario              156,427                 -                  -                  -
     100 bp decline             178,224            21,797               13.9%             -10.0%
     200 bp decline             187,284            30,857               19.7%             -20.0%
     300 bp decline             196,510            40,083               25.6%             -30.0%


(1)  Established by Bancorp's Board of Directors

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates. At June 30, 2000 and 1999, the changes in net interest income and or MVE calculated under these alternative methods were within limits established by the Board of Directors and monitored by ALCO.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         11. Computation of per share earnings. Filed as an exhibit hereto and incorporated herein by reference.

         27. Financial date schedule. Filed as an exhibit hereto and incorporated herein by reference.

(b)      Reports on Form 8-K

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 F&M BANCORP

                                                 -------------------------------
                                                 (Registrant)

         August 10, 2000                         /s/ Faye E. Cannon
------------------------------------             -------------------------------
         Date                                    FAYE E. CANNON
                                                 PRESIDENT AND CEO


         August 10, 2000                         /s/ Kaye A. Simmons
------------------------------------             -------------------------------
         Date                                    KAYE A. SIMMONS
                                                 CFO AND TREASURER

Exhibit 11:

Statement re: Computation of Per Share Earnings

Earnings per share ("EPS") are calculated on a Basic EPS and Diluted EPS basis. Basic EPS excludes dilution and is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common shareholders is Net Income in the table below and as reported in Bancorp's income statement. No adjustments were required to net income for any EPS calculations.

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

The calculations of earnings per share below are based on the weighted average number of shares outstanding, including all common stock and common stock equivalents in conformity with the instructions for Item 601 of Regulation S-K.