Form 10-Q
period 2000-09-30
F&M BANCORP
filed 2000-11-13
CIK 736473

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



      Common Stock of 11,012,679 shares outstanding as of October 25, 2000.



--------------------------------------------------------------------------------

                                   F&M BANCORP
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                                                          PAGE
         Consolidated Balance Sheets,
         September 30, 2000 and 1999 (Unaudited) and December 31, 1999....................................................3

         Consolidated Statements of Income (Unaudited),
         Three and Nine Months Ended September 30, 2000 and 1999..........................................................4

         Consolidated Statements of Comprehensive Income (Unaudited),
         Three and Nine Months Ended September 30, 2000 and 1999..........................................................5

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited),
         Nine Months Ended September 30, 2000 and Twelve Months Ended December 31, 1999...................................6

         Consolidated Statements of Cash Flows (Unaudited),
         Nine Months Ended September 30, 2000 and 1999....................................................................7

         Notes to Consolidated Financial Statements (Unaudited)...........................................................8

         Management's Discussion and Analysis of Financial Condition and Results of Operations...........................13

         Quantitative and Qualitative Disclosures about Market Risk......................................................21

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................................................................22

         Signatures......................................................................................................23

                           CONSOLIDATED BALANCE SHEETS
                          F&M BANCORP AND SUBSIDIARIES

                                                                       September 30,        September 30,           December 31
                                                                            2000                 1999                   1999
(Dollars in thousands, except per share amounts)                        (Unaudited)          (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $    49,377          $    55,036           $    60,888
Federal funds sold                                                            4,251               14,397                11,304
Interest- bearing deposits with banks                                         4,635                4,965                14,128
-------------------------------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                         58,263               74,398                86,320
-------------------------------------------------------------------------------------------------------------------------------
Loans held for sale                                                           5,726               14,717                15,497
Investment securities
     Available for sale, at fair value                                      317,360              343,519               317,945
     Held to maturity, fair value
     $88,097, $106,131 and $97,357, respectively                             91,113              107,355                99,416
-------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                                            408,473              450,874               417,361
-------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                             1,222,453            1,041,837             1,114,734
Less: Allowance for credit losses                                           (13,310)             (13,790)              (13,068)
-------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                            1,209,143            1,028,047             1,101,666
-------------------------------------------------------------------------------------------------------------------------------
Bank premise and equipment, net                                              35,916               35,652                35,494
Other real estate owned, net                                                  1,270                1,147                 1,185
Interest receivable                                                          11,265               11,433                10,080
Intangible assets                                                             5,843                7,589                 6,696
Other assets                                                                 28,042               25,871                45,035
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                           $  1,763,941         $  1,649,728          $  1,719,334
===============================================================================================================================
LIABILITIES:
Deposits:
     Noninterest-bearing                                               $    198,352         $    172,840          $    188,154
     Interest-bearing                                                     1,127,434            1,114,236             1,125,919
-------------------------------------------------------------------------------------------------------------------------------
             Total deposits                                               1,325,786            1,287,076             1,314,073
-------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
     Federal funds purchased and Securities sold
         under agreements to repurchase                                     116,071               93,717                94,083
     Other short-term borrowings                                              1,993                1,746                48,183
     Long-term borrowings                                                   149,546              103,746               100,578
     Accrued taxes and other liabilities                                     18,824               16,723                18,597
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                         1,612,220            1,503,008             1,575,514
-------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Common stock, par value $5 per share; authorized
     50,000,000 shares; issued and outstanding 11,012,672 shares,
     10,996,728 shares, and 10,999,621 shares, respectively                  55,063               46,818                54,998
     Surplus                                                                 78,470               86,071                78,248
     Retained earnings                                                       23,997               21,115                18,951
     Accumulated other comprehensive (loss)                                  (5,809)              (7,284)               (8,377)
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  151,721              146,720               143,820
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $  1,763,941         $  1,649,728          $  1,719,334
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENT OF INCOME
                          F&M BANCORP AND SUBSIDIARIES

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
(Dollars in thousands, except per share amounts)             2000             1999             2000            1999
--------------------------------------------------------------------------------------------------------------------------
Interest Income
   Interest and fees on loans                               $   25,915       $   21,503       $   74,626       $   63,680
   Interest on deposits with banks                                 104              281              379              946
   Interest and dividends on investment securities
    Taxable                                                      4,624            5,079           13,863           14,393
    Tax-exempt                                                   1,432            1,497            4,385            4,439
   Interest on federal funds sold                                   64              161              178              820
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                           32,139           28,521           93,430           84,278
--------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest on deposits                                         11,680           10,740           33,618           32,198
   Interest on federal funds purchased and securities
    sold under agreements to repurchase                          1,760              818            4,668            2,036
   Interest on Federal Home Loan Bank Borrowings                 2,422            1,339            6,335            4,032
   Interest on other short-term borrowings                          28               25               75               54
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                          15,891           12,922           44,696           38,320
--------------------------------------------------------------------------------------------------------------------------
   Net interest income                                          16,248           15,599           48,735           45,958
   Provision for credit losses                                   1,215              100            2,511              950
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses           15,033           15,499           46,224           45,008
--------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Service charges on deposit accounts                           2,071            1,812            5,901            5,208
   Insurance income                                              1,910            1,643            6,146            5,177
   Gains on sales of loans                                         450              529            1,494            1,752
   Gains on sales of securities                                    633               15              633               14
   Gains (losses) on sales of property                              92                -               43              190
   Alternative investment & stock brokerage income                 971              683            2,976            2,193
   Other operating income                                        1,511            1,471            4,634            4,047
--------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                         7,639            6,153           21,826           18,581
--------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses
   Salaries and employee benefits                                8,478            9,116           25,612           25,662
   Merger-related expense                                            7              117              318              117
   Occupancy and equipment expense                               2,228            2,278            7,146            6,907
   Other operating expense                                       4,758            4,451           14,217           13,554
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                      15,470           15,962           47,292           46,240
--------------------------------------------------------------------------------------------------------------------------
   Income before provision for income taxes                      7,201            5,690           20,757           17,349
   Provision for income taxes                                    2,230            1,570            6,280            4,707
==========================================================================================================================
Net Income                                                  $    4,970       $    4,120       $   14,477       $   12,642
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          F&M BANCORP AND SUBSIDIARIES

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
(Dollars in thousands, except per share amounts)              2000               1999            2000              1999
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                 $   4,970          $   4,120       $  14,477        $  12,642
=============================================================================================================================
Other Comprehensive Income (Loss), Net of Tax:
   Unrealized gains (losses) on securities                 $   1,946          $  (2,219)       $  2,568        $ (7,560)
   Reclassification adjustment for gains (losses)
    included in net income                                         -                  -               -               -
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                              1,946             (2,219)           2,568         (7,560)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                           6,916              1,901           17,045          5,082
=============================================================================================================================

Earnings per Common Share - Basic
    Based on weighted average shares outstanding
    11,009,477 in 2000, and 10,975,633 in 1999             $    0.44          $    0.38        $    1.31       $   1.15
-----------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted
    Based on weighted average shares outstanding
    11,028,794 in 2000, and 11,041,808 in 1999             $    0.44          $    0.37        $    1.31       $   1.14
=============================================================================================================================
Dividends per Share                                        $    0.27          $    0.26        $    0.81       $   0.76
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CHANGED IN SHAREHOLDERS' EQUITY (UNAUDITED)
                                F&M BANCORP AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)                                            Accumulated
                                                                                               Other
                                         Common                             Retained        Comprehensive
                                          Stock            Surplus          Earnings         Income (Loss)      Total
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998            $   52,196        $   65,020       $   30,694         $     277       $  148,187

Net income                                       -                 -           13,063                 -           13,063
Dividend reinvestment plan                      55               171            (138)                 -               88
Cash dividends paid                              -                 -         (10,646)                 -          (10,646)
Stock consideration for
 options exercised                            (58)              (50)             (81)                 -             (189)
Stock options exercised                        527             1,444                -                 -            1,971
Stock Dividend                               2,278            11,663         (13,941)                 -                -
Other comprehensive income                       -                 -                -           (8,654)           (8,654)
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31 1999             $   54,998        $   78,248       $   18,951       $   (8,377)       $  143,820

Net income                                       -                 -           14,477                 -           14,477
Dividend reinvestment plan                    (15)                13             (68)                 -              (70)
Cash dividends paid                              -                 -          (9,359)                 -           (9,359)
Stock consideration for
 options exercised                             (3)               (5)              (4)                 -              (12)
Stock options exercised                         83               214                -                 -              297
Stock Dividend                                   -                 -                -                 -                -
Other comprehensive income                       -                 -                -             2,568            2,568
-------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000           $   55,063        $   78,470       $   23,997       $   (5,809)       $  151,721
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
F&M Bancorp and Subsidiaries

                                                                                 Nine  Months Ended         September 30,
(DOLLARS IN THOUSANDS)                                                                 2000                     1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $    14,477              $    12,642
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                           2,511                      950
   Depreciation and amortization                                                         3,242                    2,942
   Amortization of intangibles                                                             853                      807
   Net premium amortization on investment securities                                       246                      613
   Increase in interest receivable                                                      (1,185)                  (1,250)
   Increase in interest payable                                                            795                    1,795
   Deferred income tax benefits                                                            626                      (16)
   Amortization (accretion) of net loan origination costs (fees)                           199                     (127)
   (Loss) Gain on sales of property                                                        (85)                      12
   Loss on sales/calls of securities                                                         -                      (14)
   Decrease in loans held for sale                                                       9,771                   13,812
   Decrease/(increase) in other assets                                                  16,312                     (712)
   Decrease in other liabilities                                                          (568)                  (1,627)
   Other                                                                                (1,977)                     (27)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               45,327                   29,800
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities to be held to maturity                                 (490)                 (19,477)
Purchases of investment securities available for sale                                  (39,037)                (164,496)
Proceeds from sales/calls of securities available for sale                               1,429                   39,178
Proceeds from maturing securities available for sale                                    42,672                  108,182
Proceeds from maturing securities held to maturity                                       8,643                    9,881
Net (increase) in loans                                                               (110,186)                 (51,356)
Purchases of premises and equipment                                                     (3,665)                  (2,305)
Proceeds from sales of property                                                              -                      558
Other investing activities                                                                 (85)                  (1,106)
------------------------------------------------------------------------------------------------------------------------
Net cash (used) in investing activities                                               (100,719)                 (80,941)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits, interest-bearing checking,
   savings and money market accounts                                                     3,274                   17,550
Net increase/(decrease) in certificates of deposit                                       8,439                  (15,734)
Net increase in federal funds purchased and securities sold under                       21,988                   32,290
agreements to repurchase
Net (decrease)/increase in other short-term borrowings                                 (46,190)                   9,500
Net increase/(decrease) in long-term borrowings                                         48,968                  (13,030)
Cash dividends paid                                                                     (9,359)                  (8,118)
Dividend reinvestment plan                                                                 (70)                     155
Proceeds from issuance of common stock                                                     285                    1,413
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               27,335                   24,026
Net (decrease) in cash and cash equivalents                                            (28,057)                 (27,115)
Cash and cash equivalents at beginning of year                                          86,320                  101,513
Cash and cash equivalents at end of period                                              58,263                   74,398
========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                                              43,901                   38,321
Cash payments for income tax                                                             4,644                    1,225
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available for sale,
   net of income taxes                                                                   2,568                   (7,284)


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

NOTE 3. INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                                                                      Nine Months Ended
                                                                                      September 30, 2000
                                                                                  --------------------------
                                                                                       Gross        Gross         Estimated
                                                                      Amortized      Unrealized   Unrealized        Fair
(Dollars in thousands)                                                   Cost           Gains       Losses          Value
----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                              143,859            17       3,774           140,102
      Obligations of state and political subdivisions                    44,914            57       1,272            43,699
      Mortgage-backed securities                                        124,293             1       4,925           119,369
----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                   313,066            75       9,971           303,170
    Equity securities                                                    13,672           518           -            14,190
----------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                     326,738           593       9,971           317,360
----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
      Obligations of state and political subdivisions                    82,355           346       1,095            81,606
      Mortgage-backed securities                                          8,758            12          58             8,712
----------------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                  91,113           358       1,153            90,318
============================================================================================================================
Total investment securities                                             417,851           951      11,124           407,678
============================================================================================================================

                                                                                         Nine Months Ended
                                                                                         September 30, 1999

                                                                                        Gross        Gross        Estimated
                                                                       Amortized      Unrealized   Unrealized        Fair
(Dollars in thousands)                                                   Cost           Gains        Losses          Value
----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                              157,278            73       3,513           153,838
      Obligations of state and political subdivisions                    38,434           414       1,732            37,116
      Other Debt Securities                                                   -             -           -                 -
      Mortgage-backed securities                                        140,184            13       5,454           134,743
----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                   335,896           500      10,699           325,697
    Equity securities                                                    18,051            38         267            17,822
----------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                     353,947           538      10,966           343,519
----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                                    -             -           -                 -
      Obligations of state and political subdivisions                    96,579           570       1,775            95,374
      Mortgage-backed securities                                         10,776            37          56            10,757
----------------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                 107,355           607       1,831           106,131
----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                             461,302         1,145      12,797           449,650
============================================================================================================================

                                                                                           Year Ended
                                                                                       December 31, 1999

                                                                                        Gross        Gross        Estimated
                                                                      Amortized      Unrealized   Unrealized        Fair
(Dollars in thousands)                                                   Cost           Gains       Losses          Value
----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                              137,554             9       4,737           132,826
      Obligations of state and political subdivisions                    42,493            11       2,149            40,355
      Other Debt Securities                                                   -             -           -                 -
      Mortgage-backed securities                                        136,506             9       6,358           130,157
----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                   316,553            29      13,244           303,338
    Equity securities                                                    14,875             -         268            14,607
----------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                     331,428            29      13,512           317,945
----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                                    -             -           -                 -
      Obligations of state and political subdivisions                    89,218           303       2,255            87,266
      Mortgage-backed securities                                         10,198            16         123            10,091
----------------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                  99,416           319       2,378            97,357
----------------------------------------------------------------------------------------------------------------------------
Total investment securities                                             430,844           348      15,890           415,302
============================================================================================================================


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

The amortized cost and estimated fair values of investments at September 30, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                        Nine Months Ended
                                                                                        September 30, 2000

                                                                                      Amortized            Fair
(Dollars in thousands)                                                                   Cost             Value
--------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                                                                      $    19,240        $    19,212
  After 1 but within 5 years                                                              80,924             79,492
  After 5 but within 10 years                                                             73,767             70,948
  After 10 years                                                                          13,820             13,126
  Mortgage-backed securities                                                             125,315            120,392
  Equity securities                                                                       13,672             14,190
--------------------------------------------------------------------------------------------------------------------
Total available for sale                                                                 326,738            317,360
--------------------------------------------------------------------------------------------------------------------

Held-to-maturity:
  Within 1 year                                                                            3,244              3,247
  After 1 but within 5 years                                                              33,536             33,781
  After 5 but within 10 years                                                             19,456             19,292
  After 10 years                                                                          26,126             25,294
  Mortgage-backed securities                                                               8,751              8,704
--------------------------------------------------------------------------------------------------------------------
Total to be held to maturity                                                              91,113             90,318
--------------------------------------------------------------------------------------------------------------------
Total investment securities                                                          $   417,851        $   407,678
====================================================================================================================


The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $161.3 million at September 30, 2000.

NOTE 4. LOANS

Loans, net of unearned income, consist of the following:

                                                                        September 30,                 December 31,
(In thousand of Dollars)                                          2000                 1999                1999
--------------------------------------------------------------------------------------------------------------------
Real Estate Loans:
     Construction and land development                        $    84,073          $    62,521          $    67,452
     Secured by farmland                                            6,311                8,360                7,884
     Residential mortgage                                         342,753              301,336              305,834
     Other mortgage                                               301,771              256,989              276,414
Agricultural                                                          489                  982                  656
Commercial and industrial loans                                   181,808              135,539              170,379
Consumer                                                          303,974              272,723              283,000
Other loans                                                         1,274                3,387                3,115
--------------------------------------------------------------------------------------------------------------------
Totals                                                       $  1,222,453         $  1,041,837         $  1,114,734
====================================================================================================================

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


NOTE 5. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:

                                                                     September 30,                  December 31,
                                                              2000                 1999                 1999
--------------------------------------------------------------------------------------------------------------------
Bank premises and land                                     $ 33,172             $ 33,637             $ 33,688
Furniture and equipment                                      31,383               28,627               28,594
Leasehold improvements                                        3,694                3,483                3,537
--------------------------------------------------------------------------------------------------------------------
                                                             68,249               65,747               65,819
Less: accumulated depreciation
     and amortization                                        32,333               30,095               30,325
--------------------------------------------------------------------------------------------------------------------
Net premises and equipment                                 $ 35,916             $ 35,652             $ 35,494
====================================================================================================================


NOTE 6.  COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1999. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to tax (benefit) of $1.9 million and ($1.3) million for the third quarter of 2000 and 1999, respectively and tax (benefit) of $1.6 million and ($4.8) million for the nine months ended September 30, 2000 and 1999, respectively.

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

(Dollars in thousands except per share amounts)

                                         Three Months Ended September 30,           Nine Months Ended September 30,
                                            2000                  1999                2000                  1999
                                        ---------------- -----------------        ------------------ ---------------
Net income                              $      4,970          $      4,120        $     14,477          $    12,642
                                        ============          ============        ============          ===========
Basic EPS
     Shares                               11,011,474            10,991,609          11,009,477           10,975,633
     EPS                                       $0.44                 $0.38               $1.31                $1.15
Dilutive shares
     Stock options                            57,969                57,969              67,241               66,175
     EPS                                       $0.00                 $0.00               $0.01                $0.01
Diluted EPS
     Shares including options             11,069,443            11,049,578          11,076,718           11,041,808
     EPS                                       $0.44                 $0.37               $1.31                $1.14


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

F&M Bancorp's net income for the third quarter of 2000 was $4.971 million, or $0.44 basic earnings per share, an increase of 21% compared with earnings of $4.120 million, or $0.37 basic earnings per share, for the third quarter of 1999. Per share amounts reported previously have been restated for the acquisitions of Patapsco Valley Bancshares, Inc., completed in December 1999, and Potomac Basin Group Associates, Inc. completed in July 1999, both accounted for as a pooling-of- interests.

Third quarter 2000 earnings were favorably impacted by a 24% increase in noninterest income as well as reducing noninterest expense by 3% compared to the third quarter of last year. Return on average assets was 1.13% for the third quarter of 2000, compared to 1.00% for the third quarter of 1999. Return on average equity in the third quarter of 2000 was 13.11%, compared to 11.18% for the same period of 1999.

For the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999, net income increased 15% to $14.477 million, or $1.31 basic earnings per share, from $12.642 million, or $1.15 basic earnings per share. Returns on average assets and average equity were 1.12% and 13.07%, respectively, for the first three quarters of 2000 compared with 1.04% and 11.43%, respectively, for the same period of 1999.

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

Results of Operations


NET INTEREST INCOME

Net interest income, which is the sum of interest and certain fees generated by earning assets minus interest paid on deposits and other funding sources, is the principal source of Bancorp's earnings, representing approximately 69% of gross revenue through the first nine months of 2000. Net interest income is influenced by a number of external economic and competitive factors such as Federal Reserve Board monetary policy and its influence on market interest rates. Loan demand and competition from nonbank lenders; and competition with investment managers, brokerage firms and investment bankers for consumer and commercial business assets that might otherwise be deposited in banks. Internal factors impacting levels and changes in net interest income are attributed to Bancorp's interest rate risk management policies, which address a variety of issues including loan and deposit pricing strategies, funding alternatives, and maturity schedules. Bancorp has not made use of derivatives, interest rate hedges, or similar instruments or transactions to manage interest rate risk.

Average balances and rates for each major category of interest-earning assets and interest-bearing liabilities for the third quarter and year-to-date periods are presented on a comparative basis in the tables below. Average balances for the third quarter 2000, compared with the third quarter 1999 were as follows. Net interest income on a taxable-equivalent basis increased by 5%, or $753 thousand. Average earning assets increased 8%, or $125.6 million. Average loans continued to grow at a strong pace of 19%, or $192 million. The average balance in the investment portfolio decreased 10%, or $48.3 million. This is partially due to the increase in loan demand. The yield on earning assets increased 34 basis points to 7.92%. Average interest-bearing deposits decreased $361 thousand or less than 1%. Additional long-term and short-term funding was provided principally by Federal Home Loan Bank advances, which increased $50 million, or 49%.

Average balances for the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999 were as follow. Net interest income on a taxable-equivalent basis increased by 6%, or $2.9 million. Average earning assets increased 7%, or $113.2 million. Average loans grew 17%, or $174.8 million. The average balance in the investment portfolio decreased 6%, or $28.9 million. As loan demand has increased, investment securities have been utilized to fund this growth. The yield on earning assets across all sectors increased 23 basis points to 7.88%. Average interest-bearing deposits increased $12.0 million, or 1%. The majority of this growth is in money market accounts that grew 23% in this period. Additional short-term and long-term funding was provided principally by Federal Home Loan Bank advances, which increased $38.2 million, or 38%.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND AVERAGE RATE (UNAUDITED)

                                                                            Three Months Ended
                                                                               September 30,
                                                                 2000                                      1999
                                          ------------------------------------------- --------------------------------------------
                                               Average                      Average      Average                       Average
   (Dollars in thousands)                     Balances         Interest       Rate      Balances         Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:                       $    8,903       $   156       6.97%     $    26,994       $   226         3.32%
Short-term funds
Investment securities (1)
   Taxable                                        289,167         4,624       6.36%         334,227         5,064         6.01%
   Tax-exempt (2)                                 130,282         2,169       6.62%         133,500         2,267         6.74%
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities                       419,449         6,793       6.44%         467,727         7,331         6.22%
----------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale       1,221,255        25,892       8.43%       1,029,302        21,567         8.31%
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   1,649,607        32,841       7.92%       1,524,023        29,124         7.58%
----------------------------------------------------------------------------------------------------------------------------------
Total noninterest-earning assets                  113,028                                   110,840
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $  1,762,635                              $  1,634,863
================================================================================================================================
LIABILITIES
Interest bearing liabilities:
   Interest bearing deposits
    Savings                                  $    151,448       $   829       2.18%     $   179,730      $  1,019         2.25%
    Checking                                      187,242           902       1.92%         182,313           999         2.17%
    Money market accounts                         263,797         2,790       4.21%         206,838         1,561         2.99%
    Certificates of deposit                       523,067         7,157       5.44%         557,034         7,161         5.10%
----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits              1,125,554        11,678       4.13%       1,125,915        10,740         3.78%
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase           123,387         1,761       5.68%          71,028           819         4.57%
   Other short term borrowings                    114,603         1,956       6.79%           8,044           112         5.52%
----------------------------------------------------------------------------------------------------------------------------------
Total Short Term Borrowings                       237,990         3,717       6.21%          79,072           931         4.67%
Long term borrowings                               36,709           492       5.33%          93,217         1,252         5.33%
----------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                              274,699         4,209       6.10%         172,289         2,183         5.03%
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities              1,400,253        15,887       4.51%       1,298,204        12,923         3.95%
Non-interest bearing liabilities:
   Demand deposits                                193,166                                   173,856
   Other liabilities                               17,787                                    15,421
   Shareholders' equity                           151,429                                   147,382
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $  1,762,635                              $  1,634,863
================================================================================================================================
Net interest income                                              16,954                                    16,201
Net interest spread (3)                                                       3.41%                                       3.63%
Net interest margin(4)                                                        4.09%                                       4.22%

(1)  Average balance and the related average rate are based on amortized cost.
(2) Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 35 percent. In addition, loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(3) Net interest spread is the difference between the ratio (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to interest-bearing liabilities.
(4) Net interest margin is the difference between the ratio (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to earning assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST AND AVERAGE RATE (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                 2000                                        1999
                                          ------------------------------------------  ------------------------------------------
                                                Average                      Average      Average                       Average
   (Dollars in thousands)                       Balances        Interest       Rate       Balances       Interest         Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Short-term funds                              $    13,585       $   557       5.48%     $    46,342      $  1,567         4.52%
Investment securities (1)
   Taxable                                        292,258        13,861       6.34%         322,003        14,360         5.96%
   Tax-exempt (2)                                 131,256         6,645       6.76%         130,417         6,727         6.90%
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities                       423,514        20,506       6.47%         452,420        21,087         6.23%
--------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale       1,187,717        74,777       8.41%       1,012,874        63,886         8.43%
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   1,624,816        95,840       7.88%       1,511,636        86,540         7.65%
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest-earning assets                  104,199                                   109,986
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $  1,729,015                              $  1,621,622
================================================================================================================================
LIABILITIES
Interest bearing liabilities:
   Interest bearing deposits
    Savings                                   $   160,433      $  2,624       2.18%     $   169,612      $  3,180         2.51%
    Checking                                      190,617         2,933       2.06%         177,854         3,002         2.26%
    Money market accounts                         251,086         7,418       3.95%         203,976         4,135         2.71%
    Certificates of deposit                       523,494        20,643       5.27%         562,234        21,881         5.20%
--------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits              1,125,630        33,618       3.99%       1,113,676        32,198         3.87%
--------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase           112,833         4,668       5.53%          65,221         2,090         4.28%
   Other short term borrowings                     88,414         4,359       6.59%           5,891           255         5.79%
--------------------------------------------------------------------------------------------------------------------------------
Total Short Term Borrowings                       201,247         9,027       5.99%          71,112         2,345         4.41%
Long term borrowings                               50,896         2,051       5.38%          95,233         3,778         5.30%
--------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                              252,143        11,078       5.87%         166,345         6,123         4.92%
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities              1,377,773        44,696       4.33%       1,280,021        38,321         4.00%
Non-interest bearing liabilities:
   Demand deposits                                186,647                                   176,065
   Other liabilities                               17,520                                    16,824
   Shareholders' equity                           147,075                                   148,712
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $  1,729,015                              $  1,621,622
================================================================================================================================
Net interest income                                              51,144                                    48,219
Net interest spread (3)                                                       3.55%                                       3.65%
Net interest margin(4)                                                        4.20%                                       4.26%


(1)  Average balance and the related average rate are based on amortized cost.
(2) Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 35 percent. In addition, loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(3) Net interest spread is the difference between the ratio (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to interest-bearing liabilities.
(4) Net interest margin is the difference between the ratio (expressed as percentages) of taxable-equivalent interest income to earning assets and of interest expense to earning assets.

PROVISION FOR CREDIT LOSSES.

The provision for credit losses increased to $1.215 million for the third quarter of 2000 compared with $100 thousand for the third quarter of 1999. For the nine-month period ended September 30, 2000, the provision increased $1.561 million or 164% as compared to the same period last year. This increase is in part, a result of the 16% growth in the Bancorp's loan portfolio as well as additional provision for a commercial loan in default.

NONINTEREST INCOME.

Noninterest income is comprised of fees and commissions earned on traditional banking products such as fees charged on deposit accounts, as well as from commissions on other activities such as, insurance, trust and alternative investment products. Gains/losses on the sales of portfolio items like, loans, securities, or fixed assets are also included.

For the third quarter 2000, compared with the third quarter 1999 total noninterest income increased 24%, or $1.5 million. Expanding into new markets products such as stocks, mutual funds, and trust, and continuing to offer a full range of insurance services have aided in noninterest income growth. These types of business have increased noninterest income by 24% or, $555 thousand. Service charges on deposit accounts increased 14%, or $259 thousand. Gains on sales of securities increased to $633 thousand for the third quarter 2000 from $15 thousand for the third quarter 1999.

The nine months ended September 30, 2000, compared to the nine months ended September 30, 1999 yielded similar growth results. Total noninterest income increased 17%, or $3.2 million. Alternative investments and insurance activity increased noninterest income by 24%, or $1.8 million, while service charges on deposit accounts produced a $694 thousand, or 13% increase.

NONINTEREST EXPENSE.

Noninterest expense is made up of those expenses incurred to run and operate the Bancorp. These expenses are divided into four general categories.
1. Salaries & employee benefits, which is the largest portion, representing 54% of total noninterest expense.
2.   Merger-related expenses, which are nonrecurring and unusual items.
3.   Occupancy and equipment expenses.
4.   Other operating expenses.

The Bancorp's efficiency ratio (the ratio of noninterest expense to the sum of net interest income on a tax equivalent basis and noninterest income) increased from 63.65% for the period ended September 30, 1999, to 64.42% for the period ended September 30, 2000.

The third quarter 2000, compared to the third quarter 1999 results were as follows. Total noninterest expense decreased 3%, or $492 thousand. Salaries and employee benefits decreased 7% or $638 thousand, occupancy and equipment expense decreased 2%, or $50 thousand, while other operating expenses including merger related expenses increased 4% or $197 thousand.

For the nine months ended September 30, 2000, compared to the nine month ended September 30, 1999, total noninterest expense increased 2%, or $1.1 million. Salaries and employee benefits decreased less than 1%, or $51 thousand. Occupancy and equipment rose 4% or $239 thousand, and other operating expenses including merger-related expense increased 6% or $864 thousand.

INCOME TAXES.

Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective income tax expense rate differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

Provision for income taxes increased 42% to $2.230 million in the third quarter, from $1.570 million in the same period last year. The effective tax rate was 31% compared to 28% in this same period.

The nine months ended September 30, 2000, compared to the nine months ended September 30, 1999 resulted in the provision for income taxes increasing 33% to $6.280 million, from $4.707 million. The effective tax rate was 30% compared to 27% in the same period.

NONPERFORMING ASSETS.

The table below summarizes Bancorp's nonperforming assets and contractually past-due loans. Total nonperforming assets at September 30, 2000 decreased $1.0 million compared with year-earlier levels and decreased $3.2 million since year-end 1999. Loans past due 90 days or more as to interest or principal decreased $566 thousand compared with prior year levels and increased $396 thousand since year-end. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

POTENTIAL PROBLEM LOANS.

At September 30, 2000, Bancorp had $24.2 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset.

These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 1999, potential problem loans totaled $23.1 million.

Nonperforming Asset and Contractually Past-Due Loans:

                                                                               September  30,               December 31,
(Dollars in thousands)                                                       2000              1999             1999
-----------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
    Nonaccrual loans (1)                                                  $   2,897         $   4,001        $   6,181
    Other real estate owned net of valuation allowance (2)                    1,270             1,147            1,185
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                $   4,167         $   5,148        $   7,366
-----------------------------------------------------------------------------------------------------------------------
    Loans past due 90 or more days as to interest or principal (3)        $   1,910         $   2,476        $   1,514
    Nonperforming loans to total loans                                        0.24%             0.38%            0.55%
    Nonperforming assets to total loans plus
      other real estate owned                                                 0.34%             0.49%            0.65%
    Nonperforming assets to total assets                                      0.24%             0.31%            0.43%
    Allowance for credit losses times nonperforming loans                      4.59              3.45             2.11
    Allowance for credit losses times nonperforming assets                     3.19              2.68             1.77


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

While management believes the allowance for credit losses was adequate at September 30, 2000, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses:

                                                                   Nine Months Ended
                                                                     September  30,                   December 31,
(Dollars in thousands)                                         2000                    1999                1999
--------------------------------------------------------------------------------------------------------------------
Average loans outstanding
   less average unearned income (1)                       $   1,182,955          $    999,576         $   1,116,658
--------------------------------------------------------------------------------------------------------------------
Allowance for credit losses at beginning of year          $      13,068          $     14,241         $      14,241
Charge-offs:
   Real estate                                                      412                   533                   586
   Commericial and industrial                                       849                   159                   388
   Consumer                                                       2,966                 2,750                 4,144
--------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                           4,227                 3,442                 5,118
--------------------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate                                                       97                   302                   310
   Commercial and industrial                                         34                   312                   371
   Consumer                                                       1,827                 1,427                 1,969
--------------------------------------------------------------------------------------------------------------------
Total recoveries                                                  1,958                 2,041                 2,650
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                   2,269                 1,401                 2,468
--------------------------------------------------------------------------------------------------------------------
Additions charged to operating expense                            2,511                   950                 1,295
--------------------------------------------------------------------------------------------------------------------
Allowance for credit losses at end of period              $      13,310          $     13,790         $      13,068
====================================================================================================================
Net charge-offs to average loans outstanding                      0.19%                 0.14%                 0.22%

(1) Excludes loans held for sale


The following table presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.


Allocation of Allowance for Credit Losses:

                                                            Nine Month Ended
                                                              September  30,                                December 31,
                                                  2000                          1999                           1999
                                                       % of Total                     % of Total                    % of Total
(Dollars in thousands)                      Amount      Allowance         Amount       Allowance         Amount      Allowance
------------------------------------------------------------------------------------------------------------------------------
Real estate loans
     Construction and land development     $   1,845       13.9%          $   1,086        7.9%         $   1,612       12.3%
     Residential mortgage                        652        4.9%                501        3.6%               653        5.0%
     Other mortgage                            3,922       29.5%              4,168       30.2%             3,960       30.3%
Commercial and industrial                      2,365       17.8%              2,195       15.9%             2,388       18.3%
Consumer                                       3,572       26.8%              3,008       21.8%             3,073       23.5%
Unallocated                                      954        7.2%              2,832       20.5%             1,382       10.6%
------------------------------------------------------------------------------------------------------------------------------
Totals                                    $   13,310      100.0%         $   13,790      100.0%        $   13,068      100.0%
==============================================================================================================================

CAPITAL RESOURCES

Shareholders' equity totaled $151.7 million at September 30, 2000; an increase of 5% compared with the 1999 year-end level of $143.8 million, and an increase of 3% from the year earlier level of $146.7 million. The fair value of the available-for-sale portfolio increased $2.568 million (net of deferred taxes) since year-end, reflecting the positive impact of market interest rates. Capital levels were considered sufficient to absorb anticipated future price volatility in the available-for-sale portfolio.

Bancorp's risk-based capital and leverage capital ratios continue to exceed regulatory guidelines as of September 30, 2000, as follows:

CAPITAL RATIOS

                                                      Risk-based Capital
                                                      Nine Months Ended
                                                      September 30, 2000
                                      -----------------------------------------------------
                                          Tier 1             Total             Leverage
                                          Capital           Capital             Ratios
-------------------------------------------------------------------------------------------
Actual                                         11.75%            12.78%              8.64%
Regulatory Minimum                              4.00%             8.00%              3.00%
-------------------------------------------------------------------------------------------
Excess                                          7.75%             4.78%              5.64%
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

Management believes that interest rate risk measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. The policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0 percent for the up or down 300 basis points ramp scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a
1.1 percent decrease in net interest income at September 30, 2000. A 300 basis point decrease in rates over the next 12 months would cause approximately a .8 percent increase in net interest income at September 30, 2000.

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

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10. Material contracts. Filed as an exhibit hereto and incorporated herein by reference

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


                                                   F&M BANCORP
                                                   ----------------------
                                                   (Registrant)

         October 25, 2000                          /s/ Faye E. Cannon
  -------------------------                        ----------------------
         Date                                      FAYE E. CANNON
                                                   PRESIDENT AND CEO


         October 25, 2000                          /s/ Kaye A. Simmons
  -------------------------                        ----------------------
         Date                                      KAYE A. SIMMONS
                                                   CFO AND TREASURER