Form 10-Q/A
period 2000-09-30
F&M BANCORP
filed 2000-11-27
CIK 736473

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

CONSOLIDATED STATEMENTS OF CASH FLOWS
F&M Bancorp and Subsidiaries


                                                                        Nine  Months Ended  September 30,
(DOLLARS IN THOUSANDS)                                                        2000        1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $  14,477    $  12,642
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                 2,511          950
   Depreciation and amortization                                               3,242        2,942
   Amortization of intangibles                                                   853          807
   Net premium amortization on investment securities                             246          613
   Increase in interest receivable                                            (1,185)      (1,250)
   Increase in interest payable                                                  795        1,795
   Deferred income tax benefits                                                  626          (16)
   Amortization (accretion) of net loan origination costs (fees)                 199         (127)
   (Loss) Gain on sales of property                                             --             12
   Loss on sales/calls of securities                                            --            (14)
   Decrease in loans held for sale                                             9,771       13,812
   Decrease/(increase) in other assets                                        16,337         (712)
   Decrease in other liabilities                                                (568)      (1,627)
   Other                                                                      (1,977)         (27)
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     45,327       29,800
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities to be held to maturity                       (490)     (19,477)
Purchases of investment securities available for sale                        (39,037)    (164,496)
Proceeds from sales/calls of securities available for sale                     1,429       39,178
Proceeds from maturing securities available for sale                          42,672      108,182
Proceeds from maturing securities held to maturity                             8,643        9,881
Net (increase) in loans                                                     (110,186)     (51,356)
Purchases of premises and equipment                                           (3,665)      (2,305)
Proceeds from sales of property                                                 --            558
Other investing activities                                                       (85)      (1,106)
--------------------------------------------------------------------------------------------------
Net cash (used) in investing activities                                     (100,719)     (80,941)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits, interest-bearing checking,
   savings and money market accounts                                           3,274       17,550
Net increase/(decrease) in certificates of deposit                             8,439      (15,734)
Net increase in federal funds purchased and securities sold under
   agreements to repurchase                                                      21,988       32,290
Net (decrease)/increase in other short-term borrowings                       (46,190)       9,500
Net increase/(decrease) in long-term borrowings                               48,968      (13,030)
Cash dividends paid                                                           (9,359)      (8,118)
Dividend reinvestment plan                                                       (70)         155
Proceeds from issuance of common stock                                           285        1,413
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     27,335       24,026
Net (decrease) in cash and cash equivalents                                  (28,057)     (27,115)
Cash and cash equivalents at beginning of year                                86,320      101,513
Cash and cash equivalents at end of period                                    58,263       74,398
==================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                                    43,901       38,321
Cash payments for income tax                                                   4,644        1,225
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available for sale,
   net of income taxes                                                         2,568       (7,284)


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

                                       F&M BANCORP
                                       -------------------------
                                       (Registrant)

   October 25, 2000                    /s/ Faye E. Cannon
-----------------------                -------------------------
   Date                                FAYE E. CANNON
                                       PRESIDENT AND CEO

   October 25, 2000                    /s/ Kaye A. Simmons
-----------------------                -------------------------
   Date                                KAYE A. SIMMONS
                                       CFO AND TREASURER