Form 10-K
period 2000-12-31
F&M BANCORP
filed 2001-03-14
CIK 736473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK ($5 PAR VALUE)
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At February 15, 2001, the aggregate market value of 10,570,710 shares of Common Stock outstanding and held by non-affiliates of Registrant was $261,625,073.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of F&M Bancorp's 2000 Annual Report to Shareholders are incorporated herein by reference into Part II. Portions of the Proxy Statement dated March 16, 2000 relating to the 2000 Annual Meeting of Stockholders of the Registrant are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART 1

Item 1       Business....................................................    3
        The Companies....................................................    3
             Farmers & Mechanics National Bank...........................    3
             Home Federal Savings Bank...................................    4
             Bank Deposits and Lending Activities........................    4
             Financial Information about Industry Segments...............    4
             Banking Products and Services...............................    4
             Environmental Liabilities...................................    4
             Seasonal Aspects............................................    4
             Employees...................................................    4
             Competition.................................................    4
        Supervision and Regulation.......................................    5
             Bank Holding Company Regulations............................    5
             Bank Regulations............................................    5
             Savings Bank Regulations....................................    6
             Support of Subsidiary Banks.................................    6
             Payment of Dividends and Other Restrictions.................    6
             Capital Requirements........................................    7
             Monetary Policy.............................................    7
             Legislation.................................................    7
Item 2       Properties..................................................    8
Item 3       Legal Proceedings...........................................    9
Item 4       Submission of Matters to a Vote of Security Holders.........    9

PART II

Item 5       Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    9
Item 6       Selected Financial Data.....................................   10
Item 7       Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   11
Item 7A      Quantitative and Qualitative Disclosures About Market
               Risk......................................................   29
Item 8       Financial Statements and Supplementary Data.................   30
Item 9       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   62

PART III

Item 10      Directors and Executive Officers of the Registrant..........   63
Item 11      Executive Compensation......................................   63
Item 12      Security Ownership of Certain Beneficial Owners and
               Management................................................   64
Item 13      Certain Relationships and Related Transactions..............   64

PART IV

Item 14      Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K..................................................   64
             Signatures..................................................   67

                                     PART I

ITEM 1.  BUSINESS

THE COMPANIES:

    GENERAL: F&M Bancorp ("the Bancorp") is a bank holding company headquartered in Frederick, Maryland that is organized under the laws of the State of Maryland and registered under the Bank Holding Company Act of 1956. Bancorp derives substantially all of its income from operation of its wholly owned subsidiaries. Bancorp's principal subsidiaries are Farmers & Mechanics National Bank and Home Federal Savings Bank.

    On December 31, 2000, Bancorp had consolidated assets of $1.795 billion, total loans of $1.220 billion, total deposits of $1.364 billion, and total shareholders' equity of $158 million. The principal executive offices of Bancorp are located at 110 Thomas Johnson Drive, Frederick, Maryland 21702 and its telephone number is (301) 694-4000.

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

    On May 29, 1998, Bancorp acquired Keller Stonebraker Insurance, Inc. ("KS"), Hagerstown, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. KS operates as an independent, wholly-owned subsidiary of the Bank and provides a full line of consumer and commercial business insurance products through offices in Hagerstown and Cumberland, MD and Keyser, WV. Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas. Commercial business products include property and casualty packages, workers' compensation, bonds, professional liability, umbrella, and 401(k) and other benefit plans.

    FARMERS & MECHANICS NATIONAL BANK: Farmers & Mechanics National Bank ("the Bank") was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. The Bank, the deposits of which are insured by the Federal Deposit Insurance Corporation, conducts general banking and trust company business through 44 full-service offices and 56 automated teller machines located in Frederick, Carroll, Montgomery, Baltimore and Howard

Counties, Maryland, and in Adams County, Pennsylvania. The Bank also operates the East Coast's first full-service mobile unit, Express Bank, and delivers electronic services throughout its market with personal and business PC internet banking access and with its 24-hour telephone banking service, ExpressLine.

    HOME FEDERAL SAVINGS BANK: Home Federal Savings Bank ("the Savings Bank") is federally chartered and provides consumer, commercial banking, mortgage and brokerage services, and offers full-service banking through 10 community offices, 21 automated teller machines, and other electronic banking systems in Washington and Allegany Counties, MD.

    BANK DEPOSIT AND LENDING ACTIVITIES: As of December 31, 2000, the Bank had deposits of $1.182 billion and the Savings Bank had deposits of $182 million. No material portion of either bank's deposits has been obtained from any single depositor or group of related depositors, including federal, state and local governments and agencies. As of December 31, 2000, the Bank had $1.029 billion in loans representing approximately 66% of its total assets of $1.540 billion and the Savings Bank had approximately $197 million in loans representing approximately 78% of its total assets of $252 million. No material portion of either bank's loans is concentrated within a single industry or group of related industries. Neither the Bank nor the Savings Bank is dependent upon any single borrower or a few principal borrowers. The loss of any individual or of a few principal borrowers would not have a material adverse effect on the operations or earnings of the Bank or the Savings Bank.

    BANKING PRODUCTS AND SERVICES: Bancorp, through its wholly owned subsidiaries, provides banking and bank-related financial services to middle market and small business organizations, local governmental units, and retail customers in central Maryland and surrounding areas. Bancorp, through its subsidiaries, also provides broad-based commercial and retail banking services; brokerage; personal trust, investment management, and financial planning services; and a wide variety of related financial products and services to individuals, businesses and governmental units. In addition, Bancorp provides a full line of consumer and commercial business insurance products through offices in Beltsville, Ellicott City, Hagerstown, and Cumberland, Maryland and Keyser, West Virginia.

    ENVIRONMENTAL LIABILITIES: Management of Bancorp is not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of Bancorp.

    SEASONAL ASPECTS: Management does not believe that the deposits or the business of the Bank, the Savings Bank or their subsidiaries in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.

    EMPLOYEES: As of December 31, 2000, Bancorp had no full-time equivalent employees. As of that date, the Bank and its subsidiaries had 657 full-time equivalent employees and the Savings Bank and its subsidiaries had 113 full-time equivalent employees. A total of 770 full-time equivalent employees work for Bancorp and its direct and indirect subsidiaries.

    COMPETITION: The market for banking and bank-related services is highly competitive and is growing more competitive every year. Traditional banks are developing capabilities in nontraditional lines of business such as insurance, brokerage, mutual funds, investment banking, securities underwriting and asset management, and commercial enterprises such as insurance companies, investment banking firms and retailers are gaining regulatory approvals to offer traditional banking products and services, either alone or through affiliations.

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

    Bancorp competes successfully in its marketplace by effectively focusing its business energy and resources on meeting the specific needs of its customers with a level of sales, service, and support intended to foster long-term relationships. Additionally, through its acquisitions, Bancorp has been able to expand its presence throughout the Maryland market to better serve clients who demand a statewide presence. Bancorp's growth strategy may include the use of strategic acquisitions, and it regularly evaluates opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur.

SUPERVISION AND REGULATION

    The Bancorp and its bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of customers and depositors. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. In addition, the Bancorp and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states in which they conduct their businesses. Described below are material elements of selected laws and regulations applicable to the Corporation and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

    BANK HOLDING COMPANY REGULATION: F&M Bancorp is registered with the Federal Reserve Board (the "FRB") as a bank holding company and is subject to reporting requirements, supervision and examination by the Board under the Bank Holding Company Act of 1956 (the "Act"), as amended. The Act restricts the business activities and acquisitions that may be engaged in or made by Bancorp. Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks, or of furnishing services to, or performing services for, its affiliated banks. The Act and regulations thereunder require prior approval of the Board of the acquisition by Bancorp of more than 5% of any class of the voting shares of any additional bank. After prior approval or notice, Bancorp may acquire other banks and bank holding companies and engage directly or indirectly in certain activities closely related to banking. Bancorp must give prior notice of certain purchases or redemptions of its outstanding equity securities. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property, or furnishing of services.

    The Board may issue cease and desist orders against bank holding companies and nonbank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Board also regulates certain debt obligations of bank holding companies.

    BANK REGULATIONS: Farmers and Mechanics National Bank ("the Bank") is subject to supervision and regulation by the Comptroller of the Currency ("OCC"), the Board, and the Federal Deposit Insurance Corporation ("FDIC") as of December 31, 2000. On December 14, 2000 the Bank announced that it had made application with the Maryland State Commissioner of Financial Regulation to become a state chartered Bank. Approval from the Commissioner would make the Bank subject to supervision by the State of Maryland, with the Federal Reserve Bank serving as the primary regulator. The Bank would no longer be supervised by the OCC. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The Bank may establish branch banking offices and engage in certain corporate activities without geographic limitation with the prior approval. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.

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

    SAVINGS BANK REGULATIONS: The Savings Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and by the FDIC. The OTS has extensive authority over the operations of savings associations. The OTS' enforcement authority over all savings associations includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions.

    SUPPORT OF SUBSIDIARY BANKS: Under FRB policy, the Bancorp is expected to act as a source of financial strength to, and to commit resources to support it's banking subsidiaries. This support may be required at times when, absent such FRB policy, the Bancorp may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority in payment.

    A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC insured depository institution "in danger of default." Default is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Liability for the losses of commonly controlled depository institutions can lead to the failure of some or all depository institutions in a holding company structure, if the remaining institutions are unable to pay the liability assessed by the FDIC. Any obligation or liability owed by a subsidiary bank to its parent company is subordinate to the subsidiary bank's cross-guarantee liability for losses of commonly controlled depository institutions.

    PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS: The Bancorp is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations on the extent to which the Bancorp's subsidiaries, including its bank and savings bank subsidiaries, can finance or otherwise supply funds to the Bancorp. See Note 14, Regulatory Restrictions, Notes to Consolidated Financial Statements, for additional information regarding certain regulatory restrictions on inter-company transfers of funds and on the payment of dividends by the Bank and the Savings Bank to Bancorp.

    CAPITAL REQUIREMENTS: Under regulatory capital adequacy guidelines discussed below, Bancorp, the Bank and the Savings Bank were "well capitalized" at December 31, 2000 and 1999.

    The Board, OCC and OTS maintain capital adequacy guidelines applicable to Bancorp, the Bank and the Savings Bank, respectively, which set forth minimum levels of capital relative to assets and risk-adjusted assets. The guidelines require Bancorp and the Bank to maintain a minimum tangible (leverage) capital ratio of 3% (1.5% for the Savings Bank) Tier 1 capital (primarily shareholders' equity) to total regulatory assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock. Tier 1 capital excludes goodwill and other disallowed intangibles, certain deferred tax assets and any net unrealized loss on marketable equity securities. At December 31, 2000, Bancorp's tangible capital ratio was 8.84%.

    Bancorp and the Bank must also meet a minimum core, "Tier 1" capital to risk-weighted assets ratio of 4% (3% for Savings Bank), and Bancorp, the Bank and the Savings Bank must meet a minimum core and supplemental, "Total" capital to risk-weighted assets ratio of 8%, measuring the amount of defined capital as a percentage of the amount and nature of assets and commitments currently at risk. The risk-weighted capital rules specify four categories of asset or commitment risk, with each category being assigned a weight ranging from 0% to 100%, depending upon the defined risk of each category. At least 50% of Bancorp's Total capital must be made up of Tier 1 capital elements including common equity, retained earnings, guaranteed preferred beneficial interest in junior subordinated debentures, and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments. The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2000, Bancorp's Tier 1 and Total risk-weighted capital ratios were 11.84% and 12.86%, respectively.

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

    For additional information pertaining to capital adequacy and interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations,

    MONETARY POLICY: The earnings and growth of Bancorp, the Bank, and the Savings Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities, including the Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Board are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Bancorp cannot be predicted.

    LEGISLATION: The enactment of the Gramm-Leach-Bliley Act in 1999 significantly changed the business of banking. Also known as the "Financial Services Modernization Act" the Act became effective March 12, 2000. This act, among other things, repealed the sections of the Glass-Steagall Act which have prohibited the affiliation of banks with securities firms, allowing a bank holding company to affiliate with any financial company, for example insurance or securities, and to cross sell an affiliate's products thus allowing any financial company to offer to its customers any financial product or service.

    The act further expands the number of permissible bank holding company activities to include a long list of financial activities, any activity which in the future is deemed by the FRB and the Treasury Department to consider "financial in nature or incidental to financial activities" and any activity that the Board determines is complimentary to a financial activity which does not pose a substantial safety and soundness risk.

    The new standard is much broader than the previous permissible activities standard. The broader standard allows bank holding companies to expand their product mix and to adapt to changing market conditions.

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

    The act also contains rules requiring the Bancorp and its subsidiaries to safeguard the confidentiality of any "nonpublic personal information" that it has about a customer. These provisions generally restrict the ability of the Bancorp to transfer information about consumers to nonaffliated third parties and require the Bancorp to provide certain privacy-related notices to consumers.

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

    The Bank owns a fee simple interest in its principal executive offices and main banking facility, totaling approximately 115,000 square feet, located at 110 Thomas Johnson Drive, Frederick, MD. The Savings Bank owns a fee simple interest in its principal executive office and main banking facility, with approximately 39,000 square feet, located at 122-128 West Washington Street, Hagerstown, MD. Keller Stonebraker leases approximately 8,000 square feet for its headquarters office located at 1120 Professional Court, Hagerstown, MD, from a partnership in which Keller Stonebraker's executive officers hold a 30% limited partnership interest. Bancorp acquired, in its merger with Monocacy Bancshares, Inc., a fee simple interest in the 43,500 square foot headquarters building of Taneytown Bank & Trust Company located at 222 East Baltimore Street, Taneytown, MD. Out of a total of 54 full-service branch offices of the Bank and the Savings Bank at December 31, 2000, 29 were owned and 25 were leased. Information concerning Bancorp's lease commitments is included in Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    Bancorp and its subsidiaries become involved, from time to time, in various legal proceedings incidental to their respective businesses. As disclosed in
Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements, in the opinion of the management, there were no legal matters pending as of December 31, 2000 which would have a material effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders since the 2000 Annual Shareholder meeting.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market on which F&M Bancorp Common Stock is traded is The NASDAQ Stock Market. Incorporated herein by reference is the information on the last page of the Bancorp's 2000 annual report to shareholders Form 10-K under the heading "Stock Price and Dividends".

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
                          F&M BANCORP AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------
(IN THOUSAND, EXCEPT PER SHARE DATA)     2000         1999         1998         1997         1996
------------------------------------  ----------   ----------   ----------   ----------   ----------
OPERATING INCOME
Interest income....................   $  126,178   $  113,798   $  111,020   $  107,011   $  100,237
Interest expense...................       61,142       52,041       50,627       47,599       45,523
                                      ----------   ----------   ----------   ----------   ----------
Net interest income................       65,036       61,757       60,393       59,412       54,714
Provision for credit losses........        3,236        1,295        3,056        2,910        1,822
                                      ----------   ----------   ----------   ----------   ----------
Net interest income after provision
  for credit losses................       61,800       60,462       57,337       56,502       52,892
Non-interest income................       28,769       24,988       26,289       22,354       18,227
Non-interest expense...............       62,774       67,208       63,393       56,852       55,196
                                      ----------   ----------   ----------   ----------   ----------
Income before provision for income
  taxes............................       27,795       18,242       20,233       22,004       15,923
Provision for income taxes.........        8,471        5,179        5,600        6,119        4,057
                                      ----------   ----------   ----------   ----------   ----------
Net income.........................   $   19,324   $   13,063   $   14,633   $   15,885   $   11,866
                                      ==========   ==========   ==========   ==========   ==========

PER SHARE DATA
Net income--basic..................   $     1.76   $     1.19   $     1.34   $     1.47   $     1.10
Net income--diluted................         1.75         1.18         1.33         1.46         1.09
Cash dividend paid.................         1.08         0.97         0.92         0.61         0.45
Book value.........................        14.35        13.07        13.58        13.05        12.00

KEY RATIOS
Return on average assets...........         1.11%        0.80%        0.96%        1.11%        0.87%
Return on average shareholders'
  equity...........................        12.98         8.80        10.02        11.77         9.45
Average shareholders' equity to
  total average assets.............         8.56         9.06         9.60         9.42         9.22
Dividend Payout ratio(1)...........        61.71        81.51        68.66        41.50        40.91

SELECT AVERAGE BALANCES
Total average assets...............   $1,739,635   $1,639,789   $1,521,435   $1,431,523   $1,361,478
Total average shareholders'
  equity...........................      148,834      148,508      146,021      134,911      125,594

AT PERIOD END
Total loans........................    1,220,130    1,114,734      991,756      981,023      914,660
Total assets.......................    1,795,244    1,719,334    1,620,490    1,479,690    1,407,703
Total deposits.....................    1,364,032    1,314,073    1,285,261    1,173,057    1,137,442
Total shareholders' equity.........      158,036      143,820      148,187      141,755      129,760

ASSET QUALITY
Nonperforming assets...............   $    3,726   $    7,366   $    7,249   $   13,746   $   16,564
Nonperforming assets / total
  assets...........................         0.21%        0.43%        0.45%        0.93%        1.18%
Net charge-offs to average loans
  outstanding......................         0.26         0.22         0.25         0.26         0.12

------------------------

(1) Reflects the percentage relationship of cash dividends paid to basic earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an overview of the financial condition and results of operations of F&M Bancorp and Subsidiaries ("the Bancorp") for the three years in the period ended December 31, 2000, and is intended to assist readers in their analysis and understanding of the accompanying consolidated financial statements and notes thereto.

    Bancorp's acquisition of Potomac Basin Group Associates, Inc. ("PB"), completed in July 1999, and Patapsco Valley Bancshares, Inc. ("PVB") and its wholly-owned subsidiary, Commercial & Farmers Bank ("C&F"), completed in December 1999, are accounted for as pooling-of-interests transactions. Accordingly, the consolidated financial statements, notes, and historical financial data contained herein were restated for all prior periods presented to include the financial condition and results of operations for PB and PVB. Refer to Note 2, Notes to Consolidated Financial Statements, for further information regarding acquisition activity within the periods reported.

    All per share amounts in this report have been restated to give effect to subsequent stock dividends and shares issued in pooling-of-interests transactions.

FORWARD-LOOKING STATEMENTS

    Certain information included in the following section of this report, other than historical information, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "likely", "unlikely", "continue", or similar terms. Although Bancorp believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those projected in the forward-looking statements.

2000 COMPARED TO 1999

OVERVIEW

    The U. S. economy continued at a moderately strong pace in the first half of 2000, continuing its tenth successive year of expansion. Economic expansion continued amidst growing concerns over potential inflation, excessive consumer spending and tight labor markets. These concerns prompted the Federal Reserve Bank to raise short-term rates a quarter of a percentage point in February and March of 2000 and a half of a percentage point in May of 2000. As a result of these rate increases, the economy in the second half of 2000 slowed more rapidly than businesses anticipated causing some backup in inventories. The equity markets fell and lenders turned more cautious. This tightening of financial conditions contributed to a restraint on consumer spending. Against this background, economic conditions within the Bancorp's operating area in Maryland remained generally strong and credit quality has remained at traditionally strong levels.

    The Bancorp's net income for 2000 totaled $19.3 million or $1.75 per diluted share compared with $13.1 million or $1.18 per diluted share in 1999. Results for both years included nonrecurring charges and gains, which totaled
$(187) thousand after-tax in 2000 and $3.8 million after-tax in 1999 primarily for merger-related expenses. Excluding the after-tax impact of nonrecurring charges, net income on an operating basis was $19.1 million or $1.73 per diluted share in 2000 versus $16.9 million or $1.53 per diluted share in 1999.

TABLE 1.  NET INCOME EXCLUDING SPECIAL ITEMS

                                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)          2000      EPS(1)      1999      EPS(1)      1998      EPS(1)
-------------------------------------        --------   --------   --------   --------   --------   --------
Net income as reported.....................  $19,324     $1.75     $13,063     $1.18     $14,633     $1.33
Adjustments (net of income taxes)
  Merger-related expense...................      202       .02       3,839       .35       2,332       .21
  Special provision for credit losses......       --        --          --        --         460       .04
  Gain on the sale of property.............       --        --          --        --        (270)     (.02)
  Security losses (gains)..................     (389)     (.04)         (6)       --        (661)     (.06)
                                             -------     -----     -------     -----     -------     -----
Operating net income.......................  $19,137     $1.73     $16,896     $1.53     $16,494     $1.50
                                             =======     =====     =======     =====     =======     =====

------------------------

(1) Diluted earnings per share

RESULTS OF OPERATIONS

    The Bancorp's operating results for the year reflected strong revenue growth, with total revenues rising $7.1 million or 8.1% to $93.8 million. Increases occurred in both net interest income and fee-generating business as Bancorp's strategies and growth initiatives continued to generate strong revenue momentum. Credit losses continued to be modest while loan quality remained strong. The Bancorp continues to initiate technology enhancements and capitalize on acquisition synergies to moderate expense growth.

NET INTEREST INCOME

    F&M Bancorp's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. The presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with Table 2--"Average Balances, Interest, and Average Rates (Consolidated)" and Table 3--"Analysis of Changes in Net Interest Income."

    The Bancorp's taxable equivalent net interest income rose $3.1 million or 4.8% in 2000 to $68.2 million. Strong loan demand, particularly in commercial real estate and residential mortgage lending, drove the increase, resulting in a net yield on interest-earning assets of 7.97% or 27 basis points higher than 1999. Most of the new loan growth was funded with the proceeds from maturing securities, core deposit growth and alternative funding sources such as the Federal Home Loan Bank.

    Average yields on both sides of the balance sheet increased from 1999 as the overall rate environment increased throughout 2000. The increase in rates had a greater effect on interest-bearing liabilities due to a spike in the short-term rates that these instruments were tied to. Although securities yields increased, the impact on the net interest margin was minimized, due to shrinking volumes and its smaller proportion of interest-earning assets. During 2000, the securities portfolio was allowed to decline to fund part of the loan growth. At December 31, 2000, there were more than sufficient securities to meet the collateral needs for public funds deposits and other financial arrangements requiring the pledging of securities.

    The Bancorp funds it's balance sheet with a balanced mix of retail core deposits, customer repurchase agreements and wholesale funding products. During 2000, the average cost of funds increased 40 basis points due to higher rates on most funding sources. In addition to a less favorable average rate environment, a less favorable mix in core deposit funding also impacted the Bancorp's net interest margin. Most of the deposit increase was in the Bancorp's T-bill Plus money market product.

The combined effect of the change in mix and higher deposit rates resulted in a 23 basis point increase in the average cost of deposits.

    Noninterest-bearing funds had a positive effect on net interest margin. The average balances of both shareholders' equity and noninterest-bearing liabilities increased a total of $11.2 million or 5.7%, while the average balance of noninterest-bearing assets declined $1.9 million or 1.6%. The net effect was an additional $13.1 million in noninterest-bearing funds available to fund interest-earning assets. Noninterest-bearing demand deposits contributed $12.5 million of the increase in available noninterest-bearing funds.

    Borrowed funds increased $69.2 million or 38.1% as the Bancorp sought to fund loan growth. These funds were primarily short-term in nature and the average rate paid on all borrowed funds increased by 90 basis points to 5.96%.

    Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates. Please refer to the section entitled "Market Risk and Asset/Liability Management" for further discussion of the impact of current trends on net interest income in 2000.

TABLE 2.  AVERAGE BALANCES, INTEREST, AND AVERAGE RATES (CONSOLIDATED)

                                               2000                               1999                         1998
                                 --------------------------------   --------------------------------   ---------------------
                                  AVERAGE                AVERAGE     AVERAGE                AVERAGE     AVERAGE
(IN THOUSANDS)                    BALANCE     INTEREST     RATE      BALANCE     INTEREST     RATE      BALANCE     INTEREST
--------------                   ----------   --------   --------   ----------   --------   --------   ----------   --------
ASSETS
INTEREST EARNING ASSETS:
Short-term funds...............  $   14,603   $    745     5.10%    $   41,503   $  2,051     4.94%    $   41,045   $  2,481
                                 ----------   --------              ----------   --------              ----------   --------
Investment securities:
  Taxable......................     282,157     18,563     6.58        316,143     19,424     6.14        268,551     16,480
  Tax-exempt(1)................     128,364      8,768     6.83        130,466      9,066     6.95        101,158      7,093
                                 ----------   --------              ----------   --------              ----------   --------
Total investment securities....     410,521     27,331     6.66        446,609     28,490     6.38        369,709     23,573
Loans, net, including loans
  held for sale(1).............   1,197,648    101,280     8.46      1,032,955     86,601     8.38        996,094     87,621
                                 ----------   --------              ----------   --------              ----------   --------
Total interest-earning
  assets.......................   1,622,772    129,356     7.97      1,521,067    117,142     7.70      1,406,848    113,675
Total noninterest-earning
  assets.......................     116,863                            118,722                            114,587
                                 ----------                         ----------                         ----------
Total assets...................  $1,739,635                         $1,639,789                         $1,521,435
                                 ==========                         ==========                         ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Checking.....................  $  191,544   $  3,931     2.05     $  180,281   $  3,163     1.75     $  157,204   $  3,024
  Savings......................     156,936      3,422     2.18        179,124      4,175     2.33        179,407      4,628
  Money market accounts........     257,490     10,451     4.06        198,170      6,732     3.40        164,537      5,293
  Certificates of deposit......     526,823     28,376     5.39        556,161     28,779     5.17        537,196     29,322
                                 ----------   --------              ----------   --------              ----------   --------
    Total interest bearing
      deposits.................   1,132,793     46,180     4.08      1,113,736     42,849     3.85      1,038,344     42,267
                                 ----------   --------              ----------   --------              ----------   --------
Other borrowed funds:
  Federal funds purchased and
    securities sold under
    agreements to repurchase...     113,172      6,305     5.57         73,151      3,304     4.52         55,084      2,680
  Other borrowed funds.........     137,844      8,658     6.28        108,642      5,888     5.42        100,667      5,680
                                 ----------   --------              ----------   --------              ----------   --------
Total borrowed funds...........     251,016     14,963     5.96        181,793      9,192     5.06        155,751      8,360
                                 ----------   --------              ----------   --------              ----------   --------
Total interest bearing
  liabilities..................   1,383,809     61,143     4.42      1,295,529     52,041     4.02      1,194,095     50,627
NONINTEREST-BEARING
  LIABILITIES:
Demand deposits................     189,470                            176,946                            166,541
Other liabilities..............      17,522                             18,806                             14,778
                                 ----------                         ----------                         ----------
  Total noninterest-bearing
    liabilities................     206,992                            195,752                            181,319
                                 ----------                         ----------                         ----------
Total liabilities..............   1,590,801                          1,491,281                          1,375,414
Shareholders' equity...........     148,834                            148,508                            146,021
                                 ----------                         ----------                         ----------
Total liabilities and
  shareholders' equity.........  $1,739,635                         $1,639,789                         $1,521,435
                                 ==========                         ==========                         ==========
Net interest income............               $ 68,213                           $ 65,101                           $ 63,048
                                              --------                           --------                           --------
Net interest spread............                            3.55%                              3.67%
                                                           ====                               ====
Net interest margin............                            4.20%                              4.28%
                                                           ====                               ====

                                   1998
                                 --------
                                 AVERAGE
(IN THOUSANDS)                     RATE
--------------                   --------
ASSETS
INTEREST EARNING ASSETS:
Short-term funds...............    6.04%

Investment securities:
  Taxable......................    6.14
  Tax-exempt(1)................    7.01

Total investment securities....    6.38
Loans, net, including loans
  held for sale(1).............    8.80

Total interest-earning
  assets.......................    8.08
Total noninterest-earning
  assets.......................

Total assets...................

LIABILITIES AND SHAREHOLDERS'
  EQUITY
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Checking.....................    1.92
  Savings......................    2.58
  Money market accounts........    3.22
  Certificates of deposit......    5.46

    Total interest bearing
      deposits.................    4.07

Other borrowed funds:
  Federal funds purchased and
    securities sold under
    agreements to repurchase...    4.87
  Other borrowed funds.........    5.64

Total borrowed funds...........    5.37

Total interest bearing
  liabilities..................    4.24
NONINTEREST-BEARING
  LIABILITIES:
Demand deposits................
Other liabilities..............

  Total noninterest-bearing
    liabilities................

Total liabilities..............
Shareholders' equity...........

Total liabilities and
  shareholders' equity.........

Net interest income............

Net interest spread............    3.84%
                                   ====
Net interest margin............    4.48%
                                   ====

------------------------------

(1) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory tax rate of 35 percent, in addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

TABLE 3.  ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                                 2000 OVER 1999                     1999 OVER 1998
                                        --------------------------------   --------------------------------
                                                           DUE TO                             DUE TO
                                                        CHANGE IN(1)                       CHANGE IN(1)
                                         INCREASE    -------------------    INCREASE    -------------------
(IN THOUSANDS)                          (DECREASE)    VOLUME     RATES     (DECREASE)    VOLUME     RATES
--------------                          ----------   --------   --------   ----------   --------   --------
INTEREST INCOME
Interest and fees on loans............    $14,679    $13,926    $   753      $(1,020)    $3,176    $(4,196)
Interest and dividends on investment
  securities:
  Taxable.............................       (861)    (2,471)     1,610        2,944      3,144       (200)
  Tax-exempt..........................       (298)      (183)      (115)       1,973      2,067        (94)
Short-term funds......................     (1,306)    (1,527)       221         (430)        76       (506)
                                          -------    -------    -------      -------     ------    -------
  Total...............................     12,214      9,745      2,469        3,467      8,463     (4,996)
INTEREST EXPENSE
Interest on deposits..................    $ 3,331        413      2,918          582      2,556     (1,974)
Interest on federal funds purchased
  and securities sold under agreements
  to repurchase.......................      3,001      2,104        897          624        828       (204)
Interest on other short-term
  borrowings..........................       (836)      (980)       144         (538)      (599)        61
Interest on long-term borrowings......      3,606      2,655        951          746        997       (251)
                                          -------    -------    -------      -------     ------    -------
  Total...............................      9,102      4,192      4,910        1,414      3,782     (2,368)
                                          -------    -------    -------      -------     ------    -------
Net interest income...................    $ 3,112    $ 5,553    $(2,441)     $ 2,340     $4,681    $(2,628)
                                          =======    =======    =======      =======     ======    =======

------------------------

(1) The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR CREDIT LOSSES

    Provisions for credit losses are charges to earnings to bring the total allowance for credit losses to a level considered by management as adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio. Management considers the nature of the loan portfolio, credit-concentrating trends in historical loan experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Bancorp classifies in accordance with regulatory requirements. The provision for credit losses was $3.2 million in 2000, which was $1.3 million higher than in 1999. This increase in the provision resulted primarily from growth in commercial and commercial real estate loans which carry higher levels of credit risk.

NONINTEREST INCOME

    Total noninterest income rose $3.8 million or 15.1% to $28.8 million for the year. Growth occurred in all major categories except gains on sale of loans from mortgage banking activities, with the highest increases in insurance income, deposit account service charges and alternative investment/stock brokerage income. Management expects total noninterest income to continue to increase in 2001, based on a stable but slower economic growth outlook and continued focus on insurance, deposit account services, technology-based banking, and financial and investment advisory services.

    Insurance commission income grew $1.1 million or 16.1% to $7.9 million, principally due to the integration of Keller Stonebreaker and Potomac Basin insurance subsidiaries into the referral network of the bank's and savings bank's customer base. Team-based selling efforts between the insurance subsidiaries and the bank affiliates have brought a vast array of consumer and commercial insurance products to the community bank customer.

    Revenues from service charges on deposit accounts rose $822 thousand or 11.6%. This increase resulted from the conversion of Commercial & Farmers Bank customers to the Bank's deposit fee schedule in March 2000 as well as the overall level of new deposit account customers.

    Commissions and fees from alternative investments and brokerage services increased $303 thousand or 8.4% to $3.9 million. This increase is associated with the expansion of The Investment Center, an affiliation with Raymond James Financial Services, as well as fee increases in the trust services business. The experts in these groups provide innovative financial solutions individually designed for the affluent, emerging affluent and small business customer. A full range of products is offered including, trust services, portfolio management, financial planning, estate planning, brokerage services, investment counseling and insurance.

    Bank card income rose $535 thousand or 26.4% to $2.6 million. This income is derived from debit card interchange transactions. The increase in this product results from increased consumer acceptance of the service, greater marketing focus to raise awareness and higher consumer spending.

    Gains on sales of loans from mortgage banking activities declined
$576 thousand or 26.0% to $1.6 million for the year, reflecting reduced sales of fixed-rate mortgages due to lower origination volumes. Rising interest rates resulted in a shift in consumer demand toward adjustable-rate mortgages, which are generally held in the loan portfolio. Rising interest rates also slowed refinancing activity, resulting in lower origination fees which are also included in this category.

TABLE 4.  ANALYSIS OF CHANGES IN NONINTEREST INCOME

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------   % CHANGE    % CHANGE
(IN THOUSANDS)                                    2000       1999       1998     2000-1999   1999-1998
--------------                                  --------   --------   --------   ---------   ---------
Service charges on deposit accounts...........  $ 7,905    $ 7,083    $ 6,810       11.6 %       4.0 %
Insurance income..............................    7,993      6,887      5,793       16.1        18.9
Gains on sales of loans.......................    1,643      2,219      3,930      (26.0)      (43.5)
Gains on sales of securities..................      633         10      1,104     6230.0       (99.1)
Gains (losses) on sales of property...........       51        (14)       450     (464.3)     (103.1)
Alternative investment & stock brokerage
  income......................................    3,890      3,587      3,090        8.4        16.1
Bank card income..............................    2,574      2,039      1,558       26.2        30.9
Other operating income........................    4,080      3,177      3,554       28.4       (10.6)
                                                -------    -------    -------     ------      ------
                                                $28,769    $24,988    $26,289       15.1 %      (4.9)%
                                                =======    =======    =======     ======      ======

NONINTEREST EXPENSE

    Total noninterest expense declined $4.4 million or 6.6%, primarily due to nonrecurring charges taken in 1999. In 1999, the Bancorp incurred merger expenses of $5.0 million related to the Patapsco Valley Bancshares merger. Excluding these merger charges, noninterest expense on an operating basis totaled $62.5 million in 2000 and grew $292 thousand or less than 1% from 1999's expense level of $62.2 million. In 2001, noninterest expense is expected to continue to increase moderately with investments in strategic initiatives offset by aggressive cost containment efforts.

    The Bancorp's efficiency ratio (the ratio of noninterest expense to the sum of net interest income on a tax equivalent basis and noninterest income) decreased to 64.40% for December 31, 2000 from 73.52% at December 31, 1999.

    Total personnel expense grew $70 thousand or 0% for 2000. Salaries expense rose $501 thousand or 1.8%, primarily due to expanded incentive pay for revenue-generation provided for by the Bancorp's Stakeholders Incentive Pay Program and successful recruiting of a large number of open positions. Employee benefits declined by $431 thousand or 7.3% to $5.5 million primarily due to favorable experience in medical and health programs.

    Merger-related expense decreased to $318 thousand in 2000 from $5.0 million in 1999. These expenses are largely associated with legal and accounting fees, severance payments, contract terminations, and similar expenses incurred in 1999 related to the acquisition and merger of Patapsco Valley Bancshares, Inc. which closed on December 30, 1999.

    Professional services increased $205 thousand or $7.9% due to increased outsourcing of non-strategic processes as well as fee increases for audit, legal and tax services. Telephone expense increased $232 thousand or 14.4% primarily due to the Bancorp's increased geographic reach into Howard County as a result of the recent bank acquisition. Computer software and maintenance costs rose $348 thousand or 23.1%. The increase reflected continuing growth in technology investments to improve customer service and provide productivity enhancements to the organization.

TABLE 5.  ANALYSIS OF CHANGES IN NONINTEREST EXPENSE

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------   % CHANGE    % CHANGE
(IN THOUSANDS)                                    2000       1999       1998     2000-1999   1999-1998
--------------                                  --------   --------   --------   ---------   ---------
NONINTEREST EXPENSE
  Salaries....................................  $28,893    $28,392    $28,052        1.8 %       1.2 %
  Pension and other employee benefits.........    5,525      5,956      6,256       (7.2)       (4.8)
  Merger-related expenses.....................      318      5,044      3,217      (93.7)       56.8
  Occupancy and equipment expense.............    9,313      9,315      9,555       (0.0)       (2.5)
  Stationary and supplies.....................    1,446      1,437      1,439        0.6        (0.1)
  Professional services.......................    2,812      2,607      2,845        7.9        (8.4)
  Postage.....................................    1,011      1,122      1,084       (9.9)        3.5
  Telephone...................................    1,840      1,608      1,338       14.4        20.2
  Computer software and maintenance...........    1,852      1,504        882       23.1        70.5
  Other real estate owned.....................       29         78        262      (62.8)      (70.2)
  Amortization of intangibles.................    1,173      1,152        790        1.8        45.8
  Other.......................................    8,562      8,993      7,673       (4.8)       17.2
                                                -------    -------    -------      -----       -----
Total noninterest expense.....................  $62,774    $67,208    $63,393       (6.6)%       6.0 %
                                                =======    =======    =======      =====       =====

INCOME TAXES

    Income tax expense increased by 64% to $8.5 million for 2000, from $5.2 million for 1999, largely related to a 52% increase in income before taxes. Tax expense varies with changes in the level of income before taxes, the amount of tax-exempt income realized, and the relationship of these changes to each other. Also, the amount of income tax expense differs from the amount computed at statutory rates primarily because the interest realized on state and municipal obligations and certain loans is tax-exempt. See Note 8, Income Taxes, Notes to Consolidated Financial Statements.

    The effective tax rate, which is the provision for income taxes divided by income before taxes, increased to 30.5% for 2000 compared with 28.4% for 1999.

FINANCIAL CONDITION

    INVESTMENT SECURITIES: The investment securities portfolio is structured and managed to meet several important financial objectives:

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

    The investment securities portfolio is held in two categories for accounting and reporting purposes: (1) available-for-sale ("AFS") securities are those which are intended to be held for an indefinite period of time, but not necessarily to maturity, and (2) held-to-maturity ("HTM") securities are those for which there is both a positive intent and an ability to hold to maturity. These determinations are made when the securities are purchased and are integral to Bancorp's asset/liability management ("ALM") policies. The accounting policy for investment securities is set forth in Note 1, Nature of Banking Activities and Significant Accounting Policies, Notes to Consolidated Financial Statements.

TABLE 6.  INVESTMENT PORTFOLIO DISTRIBUTION--AMORTIZED COST(1)

                                                                       DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
U.S. Treasury and government corporations and agencies......  $171,234   $137,554   $131,158
Obligations of state and political subdivisions.............   125,852    131,711    125,842
Mortgage-backed securities..................................   127,556    146,704    154,848
Other securities............................................    16,788     14,875     23,305
                                                              --------   --------   --------
    Total...................................................  $441,430   $430,844   $435,153
                                                              ========   ========   ========

------------------------

(1) Reflects the cost of securities purchased, adjusted for amortization of premiums and accretion of discounts, which differs from the amounts reflected in the consolidated balance sheets due to fair value adjustments made in accordance with Financial Accounting Standards Board Statement
    No. 115.

TABLE 7.  INVESTMENT PORTFOLIO ANALYSIS--DECEMBER 31, 2000

                                                                       MATURING IN:
                                   -------------------------------------------------------------------------------------
                                                              AFTER ONE            AFTER FIVE
                                        ONE YEAR               THROUGH               THROUGH              AFTER TEN
                                         OR LESS             FIVE YEARS             TEN YEARS               YEARS
                                   -------------------   -------------------   -------------------   -------------------
(IN THOUSANDS)                      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
--------------                     --------   --------   --------   --------   --------   --------   --------   --------
Available-for-sale:(1)
U.S. Treasury and government
  corporations and agencies......  $43,462      5.90%    $ 69,995     6.14%    $ 57,777     6.48%    $     --       --%
Obligations of state and
  political subdivisions(2)......      676      7.23        6,643     6.79       21,868     6.62       15,631     7.09
Mortgage-backed securities(3)....    7,414      6.40          423     6.00        3,627     6.07      107,721     6.59
Equity securities................       --        --           --       --           --       --       16,788     6.05
                                   -------      ----     --------     ----     --------     ----     --------     ----
    Total available-for-sale.....  $51,552      5.99%    $ 77,061     6.20%    $ 83,272     6.50%    $140,140     6.58%
                                   =======      ====     ========     ====     ========     ====     ========     ====
Held-to-maturity:
Obligations of state and
  political subdivisions(2)......  $ 6,027      7.10%    $ 31,071     7.44%    $ 18,437     7.17%    $ 25,499     7.25%
Mortgage-backed securities(3)....       --        --        1,104     7.50           --       --        7,267     7.68
                                   -------      ----     --------     ----     --------     ----     --------     ----
    Total held-to-maturity.......    6,027      7.10       32,175     7.44       18,437     7.17       32,766     7.35
                                   -------      ----     --------     ----     --------     ----     --------     ----
    Total investment
      securities.................  $57,579      6.11%    $109,236     6.56%    $101,709     6.62%    $172,906     6.73%
                                   =======      ====     ========     ====     ========     ====     ========     ====

                                      MATURING IN:
                                   -------------------

                                          TOTAL
                                   -------------------
(IN THOUSANDS)                      AMOUNT     YIELD
--------------                     --------   --------
Available-for-sale:(1)
U.S. Treasury and government
  corporations and agencies......  $171,234     6.18%
Obligations of state and
  political subdivisions(2)......    44,818     6.82
Mortgage-backed securities(3)....   119,185     6.56
Equity securities................    16,788     6.05
                                   --------     ----
    Total available-for-sale.....  $352,025     6.38%
                                   ========     ====
Held-to-maturity:
Obligations of state and
  political subdivisions(2)......  $ 81,034     7.29%
Mortgage-backed securities(3)....     8,371     7.66
                                   --------     ----
    Total held-to-maturity.......    89,405     7.32
                                   --------     ----
    Total investment
      securities.................  $441,430     6.57%
                                   ========     ====

------------------------------

(1) Reflects the cost of securities purchased, adjusted for amortization of premiums and accretion of discounts, which differs from the amounts reflected in the 2000 consolidated balance sheet due to fair value adjustments made in accordance with Financial Accounting Standards Board Statement No. 115.

(2) Yields are presented on a fully taxable equivalent basis using the federal statutory rate of 35%.

(3) Estimated prepayment assumptions have been incorporated into the maturities for mortgage-backed securities based upon historical trends.

    Table 6, Investment Portfolio Distribution, displays the year-end amortized cost of the investment securities portfolio, which increased to $441 million at December 31, 2000 from $431 million at December 31, 1999.

    As shown in Table 7, Investment Portfolio Analysis, the amortized cost of AFS securities totaled $352 million and represented 80% of the total securities portfolio and 20% of consolidated total assets at December 31, 2000. AFS securities provide substantial liquidity, chiefly for unexpected loan growth or deposit withdrawal requirements. Conversely, HTM securities, which amounted to $89.4 million, or 20% of the total portfolio at December 31, 2000, are expected to be held until their scheduled maturities and are composed of longer-term, tax-exempt state and municipal obligations and mortgage-backed securities.

    In management's opinion, no securities presented any material risk characteristics at December 31, 2000. All obligations of states and political subdivisions were rated A or higher by either Moody's Investors Service or Standard and Poors, and approximately 85% were rated AAA at December 31, 2000.

    LOANS: Average loans increased 16% in 2000, whereas total loans at December 31, 2000 increased 9% to $1.2 billion from $1.1 billion at December 31, 1999 as shown in Table 8, Loan Portfolio Mix. This loan growth was fueled by a strong economy in F&M Bancorp's lending area. Given management's outlook for a slower growth economic environment in 2001, management anticipates that loan growth will moderate from the strong demand witnessed in 2000.

    In response to 2000's strong economy, construction lending increased $13.2 million or 19.5% and commercial real estate rose $16.2 million or 5.9%. Other commercial loans increased $11.6 million or

6.8%. Consumer loans continued to show strong increases of $25.8 million or 9.1% fueled primarily by increases in indirect automobile sales financing and home equity loans. Residential mortgages increased $41.6 million or 13.6% as rising interest rates shifted consumer appetites to adjustable rate mortgages that are held in this loan portfolio.

    Management believes that its underwriting standards are conservative and consistently applied. Although geographically focused on its growing primary marketplace, which has proven to be economically vibrant and stable over the years, Bancorp's credit risk is well diversified as to loan type and average loan size.

TABLE 8.  LOAN PORTFOLIO MIX

                                                                         DECEMBER 31,
                                   -----------------------------------------------------------------------------------------
                                           2000                    1999                   1998                  1997
                                   ---------------------   ---------------------   -------------------   -------------------
(IN THOUSANDS)                       AMOUNT        %         AMOUNT        %        AMOUNT       %        AMOUNT       %
--------------                     ----------   --------   ----------   --------   --------   --------   --------   --------
Real estate:
  Construction and land
    development..................  $   80,632      6.6%    $   67,452      6.1%    $ 73,934      7.5%    $ 73,778      7.5%
  Secured by farmland............       6,508      0.5          7,884      0.7        8,452      0.9        8,479      0.9
  Residential mortgage...........     347,440     28.5        305,834     27.4      275,955     27.8      268,999     27.4
  Other mortgage.................     292,661     24.0        276,414     24.8      226,380     22.8      200,119     20.4
Agricultural.....................         550      0.0            656      0.1          560      0.1          819      0.1
Commercial and industrial........     182,020     14.9        170,379     15.3      134,573     13.6      143,615     14.6
Consumer.........................     308,818     25.3        283,000     25.4      264,199     26.6      282,027     28.7
Other Loans......................       1,501      0.1          3,115      0.3        7,703      0.8        3,187      0.3
                                   ----------              ----------              --------              --------
    Total Loans..................  $1,220,130    100.0     $1,114,734    100.0     $991,756    100.0     $981,023    100.0
                                   ==========              ==========              ========              ========

                                      DECEMBER 31,
                                   -------------------
                                          1996
                                   -------------------
(IN THOUSANDS)                      AMOUNT       %
--------------                     --------   --------
Real estate:
  Construction and land
    development..................  $ 67,659      7.4%
  Secured by farmland............     9,006      1.0
  Residential mortgage...........   253,506     27.7
  Other mortgage.................   186,648     20.4
Agricultural.....................       985      0.1
Commercial and industrial........   123,520     13.5
Consumer.........................   265,173     29.0
Other Loans......................     8,163      0.9
                                   --------
    Total Loans..................  $914,660    100.0
                                   ========

TABLE 9.  LOAN MATURITIES AND INTEREST SENSITIVITY(1) AT DECEMBER 31, 2000

                                                                     MATURING IN:
                                                -------------------------------------------------------
                                                 ONE YEAR        AFTER ONE        AFTER FIVE
(IN THOUSANDS)                                  OR LESS(2)   THROUGH FIVE YEARS     YEARS       TOTAL
--------------                                  ----------   ------------------   ----------   --------
Real estate:
  Construction and land development...........    $36,537         $ 32,063          $12,032    $ 80,632
  Secured by farmland.........................        690            5,818               --       6,508
Agricultural..................................        270              280               --         550
Commercial and industrial.....................     60,991           88,674           32,355     182,020
Other loans...................................        630              871               --       1,501
                                                  -------         --------          -------    --------
  Total.......................................    $99,118         $127,706          $44,387    $271,211
                                                  =======         ========          =======    ========
Rate sensitivity:
  Predetermined rate..........................                    $115,536          $34,302
  Floating rate...............................                      12,170           10,085
                                                                  --------          -------
  Total.......................................                    $127,706          $44,387
                                                                  ========          =======

------------------------

(1) Excludes real estate mortgage loans and consumer loans.

(2) Includes demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts.

    DEPOSITS: Representing the principal source of funds for loans and investments, average total deposits, as shown in Table 10, Average Deposits and Rates Paid, increased by 2% in 2000 over 1999. Noninterest checking and interest checking grew by 7.1% and 6.2%, respectively. Money market accounts grew substantially, generating $59.3 million or 29.9% growth in deposits, primarily in the T-bill Plus money market product. Consumers showed a strong preference for the flexibility and competitive rates of these accounts. Savings and certificate of deposit customers also migrated to the T-bill Plus accounts which is reflected in the lower balances in those products.

    Table 11, Maturity of Time Deposits $100,000 or More, reflects a growth rate of 16% for 2000, most notably in the over twelve month maturities. Generally the highest cost source of deposits, they are also a relatively stable source coming largely from local municipalities. Bancorp does not expect to see this category exceed levels of 10% of total deposits.

TABLE 10.  AVERAGE DEPOSITS AND RATES PAID

                                                       2000                    1999                    1998
                                               ---------------------   ---------------------   ---------------------
                                                AVERAGE                 AVERAGE                 AVERAGE
(IN THOUSANDS)                                  BALANCE       RATE      BALANCE       RATE      BALANCE       RATE
--------------                                 ----------   --------   ----------   --------   ----------   --------
Noninterest-bearing demand deposits..........  $  189,470              $  176,946              $  166,541
Interest-bearing deposits:
  Checking...................................     191,544     2.05%       180,281     1.75%       157,204     1.92%
  Money market...............................     257,490     4.06        198,170     3.40        164,537     3.22
  Savings....................................     156,936     2.18        179,124     2.33        179,407     2.58
  Certificates of deposit....................     526,823     5.39        556,161     5.17        537,196     5.46
                                               ----------     ----     ----------     ----     ----------     ----
Total interest-bearing deposits..............   1,132,793     4.08      1,113,736     3.85      1,038,344     4.07
                                               ----------     ----     ----------     ----     ----------     ----
Total average deposits.......................  $1,322,263     3.49%    $1,290,682     3.32%    $1,204,885     3.51%
                                               ==========              ==========              ==========

TABLE 11.  MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                                       DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Maturing in:
  3 months or less..........................................  $ 23,382   $25,630    $26,986
  Over 3 months through 6 months............................    15,786    19,961     14,654
  Over 6 months through 12 months...........................    39,670    34,495     23,140
  Over 12 months............................................    35,708    18,909     14,124
                                                              --------   -------    -------
  Total.....................................................  $114,546   $98,995    $78,904
                                                              ========   =======    =======

    BORROWINGS: Short-term borrowings increased $119.7 million to $207.6 million on average in 2000 and long-term borrowings decreased
$50.5 million to $43.4 million due to called or matured advances in 2000. With the spike in interest rates that occurred in 2000, the Bancorp elected to maintain short-term funding in anticipation of potentially lower rates in the near future. Much of the remaining growth reflected in 2000 short-term borrowings resulted from expanded relationships with our business customers through our money management repurchase agreement product.

TABLE 12.  SHORT-TERM BORROWINGS

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
End of period outstanding...................................  $127,395   $ 94,083   $61,427
Highest month-end balance...................................   136,116    107,335    67,772
Average balance.............................................   113,172     73,151    55,084
Average rate of interest:
  At end of year............................................      6.17%      4.78%     4.12%
  During year...............................................      5.57       4.52      4.87

Short-term Advances from Federal Home Loan Bank

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
End of period outstanding...................................  $109,000   $45,728    $14,228
Highest month-end balance...................................   133,650    45,728     63,353
Average balance.............................................    94,474    14,760     24,299
Average rate of interest:
  At end of year............................................      6.35%     5.65%      5.62%
  During year...............................................      6.72      5.73       5.63

LIQUIDITY MANAGEMENT

    The goal of liquidity management is to ensure the Bancorp's ability to meet current and future obligations, including loan commitments, deposit withdrawals, liability maturities and other commitments, and to ensure that the Bancorp is well positioned to take advantage of business opportunities in a timely and cost-efficient manner. The Bancorp manages liquidity at both the parent and subsidiary levels through active management of the balance sheet.

    Parent company liquidity comes from short-term investments that can be sold immediately and from dividends and interest income from subsidiaries. At December 31, 2000, F&M Bancorp had $4.8 million in interest-bearing balances at Farmers & Mechanics National Bank. During 2000, amounts available for the payment of dividends aggregated $21.1 million.

    Liquidity at the Bank and the Savings bank is derived from their ability to generate core deposits from a large, diversifed customer base and their ability to purchase noncore money market funds in the U.S. The Bank's ability to attract funds in the wholesale markets rests on its strength of capital, collateral availability, earnings, reputation and high quality assets. The Bank draws on a diverse base of wholesale funding sources, including large certificates of deposit, federal funds purchased, and securities sold under repurchase agreement. The Bank and the Savings Bank also have extensive access to funds from their membership in the Federal Home Loan Bank of Atlanta.

    Asset liquidity is maintained through temporary investments, maturity management and the ability to liquidate securities in the available for sale portfolio. In addition, the Bancorp limits the level, maturity and concentrations of noncore funding through policy and internal guidelines. Management regularly reviews liquidity positions and reviews liquidity with the Board of Directors on a semi-annual basis.

MARKET RISK AND ASSET/LIABILITY MANAGEMENT

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

    Interest rate risk refers to the exposure of Bancorp's earnings and capital to changes in interest rates. This risk is driven by potential mismatches resulting in timing differences in the repricing of assets, liabilities and the potential impact of explicit and embedded options. The goal of asset/liability management is to maintain high-quality and consistent growth of net interest income, while maintaining acceptable levels of risk to changes in interest rates, and acceptable levels of capital and liquidity. This goal is achieved by influencing the maturity and repricing of business and by managing discretionary portfolios.

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

    In determining the appropriate level of interest rate risk, Bancorp considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The Bancorp uses a number of tools to measure interest rate risk, including simulating net interest income, monitoring the sensitivity of the net present value of the balance sheet, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods.

    Management believes that interest rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Assumption testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and balance sheet growth. The Bancorp's policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0 percent for the up or down 300 basis points scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a 1.8 percent increase in net interest income at December 31, 2000. A 300 basis point decrease in rates over the next 12 months would cause approximately a 2.3 percent decrease in net interest income.

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

    CAPITAL RESOURCES: It is Bancorp's policy to maintain a level of capital sufficient to protect the company's depositors, creditors, and shareholders, and to support Bancorp's growth. The principal source of capital is retained earnings.

    The Board, the OCC and the OTS maintain capital adequacy guidelines applicable to Bancorp, the Bank, and the Savings Bank, respectively, as disclosed in, Shareholders' Equity, Notes to Consolidated Financial Statements. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were "well capitalized" at December 31, 2000 and 1999.

    In accordance with regulatory guidelines, fair value adjustments to shareholders' equity for changes in the fair value of investment securities classified as available-for-sale are excluded from the calculations.

    EFFECTS OF CHANGING PRICES: Inasmuch as virtually all of a financial institution's assets and liabilities are monetary in nature, changes in interest rates, or the price paid for money, may have a significant effect on earnings performance. Interest rates, though affected by inflation, do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services. Movements in interest rates are a result of the perceived changes in the rate of inflation and the effects of monetary and fiscal policies. Reference to Net Interest Income and Market Risk in this section will assist the reader in understanding of how Bancorp is positioned to address changing interest rates.

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

RISK ELEMENTS

    NONPERFORMING ASSETS: Table 13, Nonperforming Assets and Contractually Past-Due Loans, displays a five-year history of steadily declining nonperforming assets. Totaling just $3.7 million, or 0.21% of total consolidated assets at December 31, 2000, Bancorp reduced its nonperforming assets at an average annual rate of 28% over the period shown, largely reflecting substantial progress by the Savings Bank in dealing with the legacy of the late-1980s.

    Loans that were past due 90 days or more and not classified as nonperforming totaled $1.2 million at December 31, 2000, or 0.10% of year-end total loans, compared with $1.5 million one year earlier, or 0.14% of total loans at December 31, 1999. Historically, there has been no direct correlation between loans past due 90 days or more and nonperforming loans or loan losses.

TABLE 13.  NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
(IN THOUSANDS)                                          2000       1999       1998       1997       1996
--------------                                        --------   --------   --------   --------   --------
Nonperforming assets:
  Nonaccrual loans(1)..............................    $2,669     $6,181     $5,544    $ 8,554    $ 8,451
  Other real estate owned net of valuation
    allowance(2)...................................     1,057      1,185      1,705      5,192      8,113
                                                       ------     ------     ------    -------    -------
Total nonperforming assets.........................    $3,726     $7,366     $7,249    $13,746    $16,564
                                                       ======     ======     ======    =======    =======
Loans past due 90 or more days as to interest or
  principal(3).....................................    $1,230     $1,514     $2,371    $ 1,376    $ 3,025
Nonperforming loans to total loans.................      0.22%      0.55%      0.56%      0.87%      0.92%
Nonperforming assets to total loans plus other real
  estate owned.....................................      0.30%      0.66%      0.73%      1.39%      1.80%
Nonperforming assets to total assets...............      0.21%      0.43%      0.45%      0.93%      1.18%
Allowance for credit losses times nonperforming
  loans............................................      4.96       2.11       2.57       1.60       1.57
Allowance for credit losses times nonperforming
  assets...........................................      3.55       1.77       1.96       1.00       0.80

------------------------

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

(3) Nonaccrual loans are not included.

    POTENTIAL PROBLEM LOANS: At December 31, 2000, there were $14.5 million in loans that management had reasonable concerns might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

    ALLOWANCE FOR CREDIT LOSSES: The allowance for credit losses is maintained at a level, which in management's judgment is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The methodology for assessing the appropriateness of the allowance consists of three primary elements:

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

    - Specific Allowances for Identified Problem Loans. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans. The analysis considers expected future cash flows, the value of collateral, or other factors that may impact the borrower's ability to repay.

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

    As reflected in Table 14, at December 31, 2000 the allowance for loan losses was $13.2 million, or 1.08% of total loans and 496% of total non-accrual loans. This compares to an allowance for loan losses at December 31, 1999 of $13.1 million, equivalent to 1.17% of total loans and 211% of non-accrual loans. Net charge-offs during 2000 were $604 thousand more than 1999.

    Table 14, Analysis of Allowance for Credit Losses, shows a five-year history of activity reflecting relative stability in both the annual charge-off ratio and the level of the allowance related to total loans. Bancorp had loans amounting to approximately $2.7 million and $6.2 million at December 31, 2000 and December 31, 1999, respectively, that were specifically classified as impaired and included in non-accrual loans in Table 13.

    At December 31, 2000 the allowance for loan losses was $13.2 million, consisting of $12.1 million representing the formula allowance, a $140 thousand specific allowance, and a $1.0 million unallocated allowance. Table 15, Allocation of Allowance for Credit Losses, discloses management's allocation of the allowance to various loan categories. This reflects the underlying trends in loan growth and the change in mix. As they are estimates, this allocation is not intended to limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan category in which future charge-offs may ultimately occur.

    See NOTE 4, Loans, Notes to Consolidated Financial Statements, for disclosures pertaining to impaired loans and the specific allowance related thereto.

    While management believes the allowance for credit losses was adequate at December 31, 2000, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

TABLE 14.  ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
(IN THOUSANDS)                              2000         1999        1998       1997       1996
--------------                           ----------   ----------   --------   --------   --------
Average loans outstanding less average
  unearned income(1)...................  $1,197,648   $1,116,658   $993,104   $954,115   $868,356
                                         ----------   ----------   --------   --------   --------
Allowance for credit losses at
  beginning of year....................  $   13,068   $   14,241   $ 13,685   $ 13,302   $ 12,479
Charge-offs:
  Real estate..........................         630          586      1,053        879        617
  Commercial and industrial............       1,009          388        532        220        405
  Consumer.............................       3,887        4,144      4,093      4,474      3,660
                                         ----------   ----------   --------   --------   --------
Total charge-offs......................       5,526        5,118      5,678      5,573      4,682
                                         ----------   ----------   --------   --------   --------
Recoveries:
  Real estate..........................         189          310        430        441        470
  Commercial and industrial............          80          371        235        151      1,180
  Consumer.............................       2,185        1,969      2,513      2,454      2,033
                                         ----------   ----------   --------   --------   --------
Total recoveries.......................       2,454        2,650      3,178      3,046      3,683
                                         ----------   ----------   --------   --------   --------
Net charge-offs........................       3,072        2,468      2,500      2,527        999
                                         ----------   ----------   --------   --------   --------
Provision for credit losses............       3,236        1,295      3,056      2,910      1,822
Allowance for credit losses at end of
  year.................................  $   13,232   $   13,068   $ 14,241   $ 13,685   $ 13,302
                                         ==========   ==========   ========   ========   ========
Net charge-offs to average loans
  outstanding..........................        0.26%        0.22%      0.25%      0.26%      0.12%

------------------------

(1) Excludes loans held for sale.

TABLE 15.  ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                                 DECEMBER 31,
                             -------------------------------------------------------------------------------------
                                    2000                  1999                  1998                  1997
                             -------------------   -------------------   -------------------   -------------------
                                        % GROSS               % GROSS               % GROSS               % GROSS
(IN THOUSANDS)                AMOUNT    LOANS(1)    AMOUNT    LOANS(1)    AMOUNT    LOANS(1)    AMOUNT    LOANS(1)
--------------               --------   --------   --------   --------   --------   --------   --------   --------
Real estate:
  Construction and land
    development............  $ 1,866       5.8%    $ 1,612       6.1%    $ 1,830       7.5%    $ 2,304       7.5%
  Residential mortgage.....      690      14.2         653      27.4         973      27.8         932      27.4
  Other mortgage...........    3,651      26.4       3,960      24.8       3,566      22.8       3,418      20.4
Commercial and
  industrial...............    2,073      11.7       2,388      15.3       1,976      13.6       1,819      14.6
Consumer...................    3,940      40.4       3,073      25.4       3,630      26.7       4,264      28.8
Unallocated................    1,012       1.5       1,382       1.0       2,266       1.6         948       1.3
                             -------     -----     -------     -----     -------     -----     -------     -----
  Total allowance for
    credit losses..........  $13,232     100.0%    $13,068     100.0%    $14,241     100.0%    $13,685     100.0%
                             =======     =====     =======     =====     =======     =====     =======     =====

------------------------

(1) Reflects the percentage of loans in each category to total loans.

1999 COMPARED TO 1998

OVERVIEW

    Net income for 1999 decreased 8% to $13.1 million, or $1.18 per diluted share, from $14.6 million, or $1.33 per diluted share, for 1998, largely reflecting the influence of special items of an unusual or nonrecurring nature recognized in the periods compared. Excluding special items in both years, net income increased slightly to $16.9 million, or $1.53 per share, from $16.5 million, or $1.50 per share, for 1998.

    SPECIAL ITEMS 1999: Special items for 1999 included $3.839 million of merger-related expense, or $0.35 per share. This amount included $117 thousand ($0.01 per share) related to the November 1998 acquisition of Taneytown Bank & Trust Company ("TBT"), $115 thousand ($0.01 per share) related to the July 1999 acquisition of Potomac Basin Group Associates, Inc., and $3.608 million ($0.33 per share) related to the acquisition of Patapsco Valley Bancshares (which includes C&F). The integration of Commercial & Farmer's ("C&F"), core processing systems and administrative functions was completed in March, 2000.

    SPECIAL ITEMS 1998: Special items for 1998 included $2.332 million of merger-related expense, or $0.21 per share. This amount included $192 thousand ($0.01 per share) of merger-related expenses pertaining to the 1998 integration of core processing systems and administrative functions at Home Federal Corporation ("the Savings Bank"), acquired in November 1996, $190 thousand ($0.01 per share) related to the May 1998 acquisition of Keller Stonebraker Insurance, Inc., and $1.922 million ($0.19 per share) related to the acquisition and integration of TBT. A special provision for possible loan losses related to the acquisition of TBT amounted to $460 thousand after tax, or $0.04 per share. The integration of TBT's core processing systems and administrative functions was completed in February 1999. Net securities gains realized by TBT during 1998 amounted to $661 thousand ($0.06 per share), and Bancorp realized a net gain of $270 thousand ($0.02 per share) on the sale of bank-owned real estate.

    NET INTEREST INCOME: Net interest income, on a tax-equivalent basis, increased 3% to $65.1 million for 1999, from $63.0 million for 1998. The yield on average earning assets decreased 38 basis points. Although there was an increased reliance on borrowed funds in 1999, the average rate paid on interest-bearing liabilities declined 22 basis points. The net interest margin decreased to 4.28% for 1999, from 4.48% for 1998.

    NONINTEREST INCOME:  Noninterest income decreased 5% in 1999, to
$25.0 million, from $26.3 million in 1998. Excluding special items of an unusual or nonrecurring nature occurring during 1998 as described below, noninterest income from continuing operations increased $166 thousand in 1999.

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

    Alternative investment and stockbrokerage income increased 16% in 1999, resulting primarily from an increase in estate administration fees, mutual fund and annuity sales.

    Other operating income increased 2% to $5.2 million for 1999 from $5.1 million for 1998.

    NONINTEREST EXPENSE: Total noninterest expense, increased 6% to $67.2 million for 1999 from $63.4 million for 1998. Excluding merger related expense and other special items of an unusual or nonrecurring nature noninterest expense increased 3%.

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

    INCOME TAXES: Income tax expense decreased by 8% to $5.2 million for 1999, from $5.6 million for 1998, largely related to a 10% decrease in income before taxes. The effective tax rate was 28.4% for 1999 compared with 27.7% for 1998.

    FINANCIAL CONDITION: Total assets were $1.719 billion at December 31, 1999, up $98.8 million, or 6%, from a year earlier. The increase was principally reflected in loans, which were funded by a variety of sources, the largest component being short-term borrowings. All capital ratios were substantially in excess of regulatory minimums for Bancorp and its subsidiaries at each of the years ended December 31, 1999 and 1998.

    PROVISION AND ALLOWANCE FOR CREDIT LOSSES: The provision for credit losses was decreased by 58%, to $1.3 million for 1999, from $3.1 million for 1998. The ratio of net charge-offs to average loans outstanding decreased to 0.22% for 1999, from 0.25% for 1998.

    NONPERFORMING ASSETS: Nonperforming assets increased slightly in 1999, by 1.6% to $7.4 million at December 31, 1999, from $7.2 million at year-end 1998. The ratio of nonperforming assets to total assets declined to 0.43% at December 31, 1999 from .45% one year earlier.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth in "Market Risk and Asset/Liability Management" of this Form 10-K and is expressly incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

    The management of F&M Bancorp is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this annual report is consistent with the financial statements.

    In meeting its responsibility both for the integrity and fairness of these statements and information, management depends on the accounting system and related internal controls that are designed to provide reasonable assurance that transactions are authorized and recorded in accordance with established procedures and that assets are safeguarded and proper and reliable records are maintained.

    The concept of reasonable assurance is based on the recognition that the cost of internal controls should not exceed the related benefits. As an integral part of internal controls, the Bancorp contracts with Arthur Andersen to maintain a professional staff of internal auditors who monitor compliance with and assess the effectiveness of internal controls and coordinate audit coverage with the independent auditors.

    The Audit Committee of F&M Bancorp's Board of Directors, composed solely of outside directors, meets regularly with the Bancorp's management, internal auditors, and independent auditors to review matters relating to financial reporting, internal controls and the nature, extent and results of the audit effort. The independent auditors and internal auditors have direct access to the Audit Committee with or without management present.

    The financial statements have been audited by Arthur Andersen LLP, independent auditors, who render an independent professional opinion on management's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their examination provides an objective assessment of the degree to which the Bancorp's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures which include reviewing the internal controls and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are presented fairly in all material respects.

REPORT OF INDEPENDENT AUDITORS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of F&M Bancorp:

    We have audited the accompanying consolidated balance sheets of F&M Bancorp (a Maryland bank holding company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of F&M Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated statement of income and comprehensive income of Patapsco Valley Bancshares, Inc., a bank holding company acquired during 1999 in a transaction accounted for as a pooling-of interests, as discussed in Note 2, for the year ended December 31, 1998. Such statement is included in the consolidated financial statements of F&M Bancorp and subsidiaries and reflects 11% of consolidated total income for 1998. That statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patapsco Valley Bancshares, Inc., is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of F&M Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          [LOGO]

Vienna, Virginia
January 16, 2001

The Board of Directors and Stockholders
Patapsco Valley Bancshares, Inc. and Subsidiaries
Ellicott City, Maryland

    We have audited the consolidated balance sheet of Patapsco Valley Bancshares, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                          [LOGO]

Baltimore, Maryland
March 2, 1999

                          F&M BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            2000         1999
-------------------------------------                         ----------   ----------
                                       ASSETS
Cash and due from banks.....................................  $   55,490   $   60,888
Federal funds sold..........................................       3,052       11,304
Interest-bearing deposits with banks........................       6,625       14,128
                                                              ----------   ----------
  Total cash and cash equivalents...........................      65,167       86,320
Loans held for sale.........................................       5,994       15,497
Investment securities:
  Available for sale, at fair value.........................     349,806      317,945
  Held to maturity, fair value of $89,584 in 2000 and
    $97,357 in 1999.........................................      89,405       99,416
                                                              ----------   ----------
  Total investment securities...............................     439,211      417,361
Loans, net of unearned income...............................   1,220,130    1,114,734
Less: Allowance for credit losses...........................     (13,232)     (13,068)
                                                              ----------   ----------
  Net loans.................................................   1,206,898    1,101,666
Bank premises and equipment, net............................      35,647       35,494
Other real estate owned, net................................       1,056        1,185
Interest receivable.........................................      11,172       10,080
Intangible assets...........................................       5,566        6,696
Other assets................................................      24,533       45,035
                                                              ----------   ----------
  Total other assets........................................      77,974       98,490
                                                              ----------   ----------
Total assets................................................  $1,795,244   $1,719,334
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing.......................................  $  207,872   $  188,154
  Interest-bearing..........................................   1,156,160    1,125,919
                                                              ----------   ----------
    Total deposits..........................................   1,364,032    1,314,073
Short-term borrowings:
  Federal funds purchased and securities sold under
    agreements to repurchase................................     127,395       94,083
  Other short-term borrowings...............................     110,676       48,183
Long-term borrowings........................................      15,790      100,578
Accrued taxes and other liabilities.........................      19,315       18,597
                                                              ----------   ----------
Total liabilities...........................................   1,637,208    1,575,514
                                                              ----------   ----------
Shareholders' equity:
  Common stock, par value $5 per share; authorized
    50,000,000 shares; issued and outstanding 11,014,529 in
    2000 and 10,999,621 in 1999.............................      55,073       54,998
  Surplus...................................................      78,488       78,248
  Retained earnings.........................................      25,857       18,951
  Accumulated other comprehensive loss......................      (1,382)      (8,377)
                                                              ----------   ----------
Total shareholders' equity..................................     158,036      143,820
                                                              ----------   ----------
Total liabilities and shareholders' equity..................  $1,795,244   $1,719,334
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          F&M BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                               2000       1999       1998
---------------------------------                             --------   --------   --------
INTEREST INCOME
  Interest and fees on loans................................  $101,081   $ 86,339   $ 87,371
  Interest on deposits with banks...........................       566      1,099      1,386
  Interest and dividends on investment securities:
    Taxable.................................................    18,563     19,424     16,480
    Tax-exempt..............................................     5,789      5,984      4,688
  Interest on federal funds sold............................       179        952      1,095
                                                              --------   --------   --------
    Total interest income...................................   126,178    113,798    111,020
                                                              --------   --------   --------
INTEREST EXPENSE
  Interest on deposits......................................    46,179     42,849     42,267
  Interest on federal funds purchased and securities sold
    under agreements to repurchase..........................     6,305      3,304      2,680
  Interest on long-term borrowings..........................     2,310      5,796      5,529
  Interest on other short-term borrowings...................     6,348         92        151
                                                              --------   --------   --------
Total interest expense......................................    61,142     52,041     50,627
                                                              --------   --------   --------
Net interest income.........................................    65,036     61,757     60,393
Provision for credit losses.................................     3,236      1,295      3,056
                                                              --------   --------   --------
Net interest income after provision for credit losses.......    61,800     60,462     57,337
                                                              --------   --------   --------
NONINTEREST INCOME
  Service charges on deposit accounts.......................     7,905      7,083      6,810
  Insurance income..........................................     7,993      6,887      5,793
  Gains on sales of loans, net..............................     1,643      2,219      3,930
  Gains on sales of securities, net.........................       633         10      1,104
  Gains (losses) on sales of property, net..................        51        (14)       450
  Alternative investment and stock brokerage income.........     3,890      3,587      3,090
  Other operating income....................................     6,654      5,216      5,112
                                                              --------   --------   --------
Total noninterest income....................................    28,769     24,988     26,289
NONINTEREST EXPENSE
  Salaries..................................................    28,893     28,392     28,052
  Pension and other employee benefits.......................     5,525      5,956      6,256
  Merger-related expenses...................................       318      5,044      3,217
  Occupancy and equipment expense...........................     9,313      9,315      9,555
  Other operating expense...................................    18,725     18,501     16,313
                                                              --------   --------   --------
Total noninterest expense...................................    62,774     67,208     63,393
                                                              --------   --------   --------
  Income before provision for income taxes..................    27,795     18,242     20,233
  Provision for income taxes................................     8,471      5,179      5,600
                                                              --------   --------   --------
Net Income..................................................  $ 19,324   $ 13,063   $ 14,633
                                                              ========   ========   ========
Other comprehensive income (loss), net of tax:
  Unrealized gain/(losses) on securities....................  $  6,577   $ (8,659)  $   (787)
  Reclassification adjustment for gains included in net
    income..................................................       418          5        678
                                                              --------   --------   --------
Other comprehensive income (loss)...........................     6,995     (8,654)      (109)
                                                              --------   --------   --------
Comprehensive income........................................  $ 26,319   $  4,409   $ 14,524
                                                              ========   ========   ========
Earnings per Common Share--Basic
  Based on weighted average shares outstanding of 11,010,476
    in 2000, 10,981,125 in 1999, and 10,888,985 in 1998.....  $   1.76   $   1.19   $   1.34
Earnings per Common Share--Diluted
  Based on weighted average shares outstanding of 11,030,262
    in 2000, 11,040,986 in 1999, and 11,004,812 in 1998.....  $   1.75   $   1.18   $   1.33

  The accompanying notes are an integral part of these consolidated financial statements.

                          F&M BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                       COMMON                               OTHER
                                                        STOCK                RETAINED   COMPREHENSIVE
(IN THOUSANDS, EXCEPT SHARE DATA)          SHARES     PAR VALUE   SURPLUS    EARNINGS   (LOSS) INCOME    TOTAL
---------------------------------        ----------   ---------   --------   --------   -------------   --------
Balance, December 31, 1997.............   9,264,782    $46,324    $56,254    $ 38,791      $   386      $141,755

Net income.............................          --         --         --      14,633           --        14,633
Dividend reinvestment plan.............      18,080         89        426        (126)          --           389
Cash dividend ($.92 per share).........          --         --         --     (10,023)          --       (10,023)
Stock consideration for options
  exercised............................      (3,217)       (16)       (19)        (90)          --          (125)
Stock options exercised................      56,930        285      1,382          --           --         1,667
Stock dividend.........................   1,102,859      5,514      6,977     (12,491)          --            --
Other comprehensive loss...............          --         --         --          --         (109)         (109)
                                         ----------    -------    -------    --------      -------      --------
Balance, December 31, 1998.............  10,439,434    $52,196    $65,020    $ 30,694      $   277      $148,187

Net income.............................          --         --         --      13,063           --        13,063
Dividend reinvestment plan.............      10,620         55        171        (138)          --            88
Cash dividend ($.97 per share).........          --         --         --     (10,646)          --       (10,646)
Stock consideration for options
  exercised............................     (11,554)       (58)       (50)        (81)          --          (189)
Stock options exercised................     105,437        527      1,444          --           --         1,971
Stock dividend.........................     455,684      2,278     11,663     (13,941)          --            --
Other comprehensive loss...............          --         --         --          --       (8,654)       (8,654)
                                         ----------    -------    -------    --------      -------      --------
Balance, December 31, 1999.............  10,999,621    $54,998    $78,248    $ 18,951      $(8,377)     $143,820

Net income.............................          --         --         --      19,324           --        19,324
Dividend reinvestment plan.............      (2,906)       (14)        13         (82)          --           (83)
Cash dividend ($1.08 per share)........          --         --         --     (12,332)          --       (12,332)
Stock consideration for options
  exercised............................        (651)        (3)        (5)         (4)          --           (12)
Stock options exercised................      18,465         92        232          --           --           324
Other comprehensive loss...............          --         --         --          --        6,995         6,995
                                         ----------    -------    -------    --------      -------      --------
Balance, December 31, 2000.............  11,014,529    $55,073    $78,488    $ 25,857      $(1,382)     $158,036

  The accompanying notes are an integral part of these consolidated financial statements.

                          F&M BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................  $  19,324   $  13,063   $  14,633
Adjustments to reconcile net income to net cash provided by
  operating activities
  Provision for credit losses...............................      3,236       1,295       3,056
  Provision for other real estate owned.....................         --          --           2
  Depreciation and amortization.............................      3,617       3,764       3,272
  Amortization of intangibles...............................      1,130       1,152         790
  Net premium amortization on investment securities.........        (64)        342          37
  (Increase)/decrease in interest receivable................     (1,092)        103          69
  Increase in interest payable..............................         58         194         999
  Deferred income tax provision (benefits)..................        131         416        (532)
  Amortization (accretion) of net loan origination costs
    (fees)..................................................        124          24        (168)
  (Gain)/loss on sales of property..........................        (51)         14        (450)
  Gain on sales of securities...............................       (633)        (10)     (1,104)
  Decrease/(increase) in loans held for sale................      9,503      13,032     (17,765)
  Decrease/(increase) in other assets.......................     17,209     (23,176)       (814)
  Increase in other liabilities.............................        660       1,810         251
  Gains on sales of loans...................................     (1,643)     (2,219)     (3,930)
  Other operating activities................................          9       7,250       1,741
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     51,518      17,054          87
                                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities to be held to maturity...       (490)    (20,215)    (26,729)
Purchases of investment securities available for sale.......    (80,813)   (185,232)   (453,300)
Proceeds from calls of securities held to maturity..........         --          --      17,038
Proceeds from sales/calls of securities available for
  sale......................................................      2,941      14,976     156,645
Proceeds from maturing securities available for sale........     59,018     175,938     209,194
Proceeds from maturing securities held to maturity..........     10,033      18,507       6,103
Net increase in loans.......................................   (108,592)   (125,471)     (9,847)
Purchases of premises and equipment.........................     (3,770)     (3,701)     (5,367)
Proceeds from sales of property.............................        129           2       4,173
Other investing activities..................................         --         518        (608)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (121,544)   (124,678)   (102,698)
                                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits,
  interest-bearing checking, savings and money market
  accounts..................................................     41,197      57,681      67,438
Net increase/(decrease) in certificates of deposit..........      8,762     (28,869)     44,766
Net increase in federal funds purchased and securities sold
  under agreements to repurchase............................     33,312      32,656      13,514
Net increase/(decrease) in other short-term borrowings......     62,493      33,407     (42,476)
Net (decrease)/increase in long-term borrowings.............    (84,788)      6,332      50,384
Cash dividends paid.........................................    (12,332)    (10,646)    (10,023)
Dividend reinvestment plan..................................        (83)         88         389
Proceeds from issuance of common stock......................        312       1,782       1,542
Other financing activities..................................         --          --        (445)
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................     48,873      92,431     125,089
Net (decrease)/increase in cash and cash equivalents........    (21,153)    (15,193)     22,478
                                                              ---------   ---------   ---------
Cash and cash equivalents at beginning of year..............     86,320     101,513      79,035
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  65,167   $  86,320   $ 101,513
                                                              =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest..................................     61,085      55,856      50,064
Cash payments for income tax................................      7,478       5,180       6,522

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available for sale, net
  of income taxes...........................................      6,995      (8,654)       (109)
Net transfer to other real estate owned from loans..........         --          --         705
Retirement of common stock..................................         --          44         117

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

    F&M Bancorp (the "Parent Company") is a bank holding company that provides its customers with banking and bank-related financial services through its wholly owned subsidiaries, Farmers & Mechanics National Bank and Subsidiaries (the "Bank") and Home Federal Savings Bank and Subsidiaries (the "Savings Bank"). The Bank and the Savings Bank offer various loan, deposit and other financial products and services to individuals and commercial businesses located primarily within the State of Maryland. The primary market area encompasses Frederick, Carroll, Howard, Montgomery and Washington Counties, MD, with additional community office presence in Allegany, and Baltimore County, MD and Adams County, PA. The Bank and the Savings Bank maintain correspondent banking relationships that allow them to execute daily federal funds transactions on an unsecured basis.

    The accounting and reporting policies and practices of F&M Bancorp and Subsidiaries ("Bancorp") conform with United States generally accepted accounting principles ("GAAP") and with prevailing practice in the banking industry. The following is a summary of Bancorp's significant accounting policies:

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Parent Company and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. In the Parent Company financial statements, investment in subsidiaries is accounted for using the equity method of accounting.

    COMPREHENSIVE INCOME: Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective
January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to a provision of $4,401,000 in 2000 and benefits of $5,444,000 and $69,000 in 1999 and 1998, respectively.

    USE OF ESTIMATES: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRESENTATION OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, cash items in the process of clearing, federal funds sold, and interest-bearing deposits with banks. Generally, federal funds are sold for one-day periods.

    LOANS HELD FOR SALE: Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is estimated to equal the carrying amount due to the anticipated short holding period of these loans.

    INVESTMENT SECURITIES: Bancorp classifies its investment securities as held-to-maturity ("HTM"), available-for-sale ("AFS"), or trading.

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

    INTEREST AND FEES ON LOANS: Interest on loans is accrued at the contractual rate on the principal amount outstanding. However, the accrual of interest is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal. Loans on which the accrual of interest has been discontinued, which includes impaired loans, are designated as nonaccrual loans. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in management's judgment, the loans are estimated to be fully collectible as to both principal and interest.

    Loan fees and related direct costs of loan origination are deferred and recognized over the life of the loan as a component of interest income.

    ALLOWANCE FOR CREDIT LOSSES: The allowance for credit losses (the "allowance") is maintained at a level which, in management's judgment, is adequate to absorb losses inherent in the loan portfolio.

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

    BANK PREMISES AND EQUIPMENT: Bank premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally by the straight-line method for bank premises and leasehold improvements, and by accelerated methods for equipment. The estimated useful lives for computing depreciation and amortization are as follows:

                                                               YEARS
                                                              --------
Bank premises...............................................  15 to 50
Furniture and Equipment.....................................   3 to 10
Leasehold improvements......................................  10 to 25

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

    OTHER REAL ESTATE OWNED: Other real estate owned ("OREO") includes: banking premises no longer used for business operations, real estate acquired in foreclosure (in partial or complete satisfaction of debt), or otherwise surrendered by the borrower to Bancorp's possession.

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

    INTANGIBLE ASSETS: Intangible assets represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in branch office acquisitions. These intangible assets are initially amortized over a period of 10 years using the straight-line method subject to periodic review and acceleration should subsequent events and circumstances dictate.

    INCOME TAXES: FASB Statement No. 109, "Accounting for Income Taxes," is applied in calculating the provision for income taxes. As prescribed therein, provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pre-tax financial income, and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

    PER SHARE DATA: Earnings per share ("EPS") are computed and presented in accordance with FASB Statement No. 128, "Earnings Per Share." As prescribed therein, the presentation of primary EPS has been replaced with the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders ("numerator") by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits ("denominator"). Diluted EPS reflects the potential dilution that could occur if outstanding stock options or other contracts to issue common stock, if any, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus 19,786 shares, 59,861 shares, and 115,827 shares, represented by outstanding stock options assumed to be exercised for the years ended
December 31, 2000, 1999 and 1998, respectively.

    TRUST ASSETS AND INCOME: Assets held in an agency or fiduciary capacity are not assets of Bancorp and, accordingly, are not included in the accompanying consolidated balance sheets. Trust income is recorded on an accrual basis and is included in alternative investment and stock brokerage income in the accompanying statements of income and comprehensive income.

    DEFERRED COMPENSATION: The cost of supplemental retirement benefits (deferred compensation) payable to certain key employees is accrued over their service periods to the date such employees, or their beneficiaries, are fully eligible for benefits.

    STOCK COMPENSATION: Employee stock options are recorded under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and disclosures pertaining to fair value-based accounting of stock options under the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," are included in Note 9. FASB Statement No. 123 provides for a fair value-based method of accounting for stock options and similar equity transactions to be reported in the financial statements, or alternatively, disclosure of the fair-value impact on net income and EPS, on a pro forma basis, in the notes to consolidated financial statements.

    RECLASSIFICATIONS: Certain reclassifications to prior year amounts have been made to conform with the current year presentation.

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

    All four acquisitions were accounted for as pooling of interests.

3.  INVESTMENT SECURITIES

    The amortized cost and estimated fair value of investments at December 31, 2000 and 1999, summarized by contractual maturity, are presented in a table that follows. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with, or without, call or prepayment penalties.

    Proceeds from sales/calls of investment securities available-for-sale during 2000 were $2,941,000. Gross gains of $633,000 were realized on those sales. Proceeds from sales/calls of investment securities available-for-sale during 1999 were $14,976,000. Gross gains of $36,000 and gross losses of $26,000 were realized on those sales. Proceeds from sales/calls of investment securities available-for-sale during 1998 were $156,645,000. Gross gains of $1,162,000 and gross losses of $83,000 were realized on those sales. Proceeds from calls of investment securities held-to-maturity during 1998 were $17,038,000. Gross gains of $25,000 were realized on those calls.

    The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank (the "FHLB") advances, and for other purposes as required and permitted by law, totaled $226,957,000 at December 31, 2000, and $164,604,000 at December 31,
1999.

    Interest earned on obligations of states and political subdivisions is exempt from federal income taxes. However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations. Such tax-exempt securities composed 28.6% and 31.1% of the total carrying value of the investment portfolio at December 31, 2000 and 1999, respectively.

                                                                     DECEMBER 31, 2000
                                                      -----------------------------------------------
                                                                    GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(IN THOUSANDS)                                          COST        GAINS        LOSSES       VALUE
--------------                                        ---------   ----------   ----------   ---------
Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies:
  Within 1 year.....................................  $ 43,462      $   13       $   40     $ 43,434
  After 1 but within 5 years........................    69,995          91          362       69,724
  After 5 but within 10 years.......................    57,777          38          800       57,016
                                                      --------      ------       ------     --------
                                                       171,234         142        1,202      170,174
                                                      --------      ------       ------     --------
Obligations of states and political subdivisions:
Within 1 year.......................................       676           3            0          679
  After 1 but within 5 years........................     6,643          12           43        6,612
  After 5 but within 10 years.......................    21,868          99          181       21,786
  After 10 years....................................    15,631         152          301       15,482
                                                      --------      ------       ------     --------
                                                        44,818         266          525       44,559
Mortgage-backed securities..........................   119,185          73        1,980      117,279
                                                      --------      ------       ------     --------
Total debt securities...............................   335,237         481        3,707      332,012
Equity securities...................................    16,788       1,006           --       17,794
                                                      --------      ------       ------     --------
Total securities available-for-sale.................  $352,025      $1,487       $3,707     $349,806
                                                      ========      ======       ======     ========
Held-to-maturity:
  Obligations of states and political subdivisions:
  Within 1 year.....................................  $  6,027      $   20       $    0     $  6,047
  After 1 but within 5 years........................    31,071         355           10       31,416
  After 5 but within 10 years.......................    18,437         119           68       18,489
  After 10 years....................................    25,499          93          415       25,177
                                                      --------      ------       ------     --------
                                                        81,034         587          493       81,129
Mortgage-backed securities..........................     8,371          86            2        8,455
                                                      --------      ------       ------     --------
Total securities held-to-maturity...................  $ 89,405      $  673       $  495     $ 89,584
                                                      ========      ======       ======     ========

                                                                     DECEMBER 31, 1999
                                                      -----------------------------------------------
                                                                    GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(IN THOUSANDS)                                          COST        GAINS        LOSSES       VALUE
--------------                                        ---------   ----------   ----------   ---------
Available-for-sale:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies:
  Within 1 year.....................................  $ 12,529       $  1        $    37    $ 12,493
  After 1 but within 5 years........................    70,939          8          1,871      69,076
  After 5 but within 10 years.......................    54,086         --          2,829      51,257
                                                      --------       ----        -------    --------
                                                       137,554          9          4,737     132,826
Obligations of states and political subdivisions:
  Within 1 year.....................................     1,040          2             --       1,042
  After 1 but within 5 years........................     4,338          9             27       4,320
  After 5 but within 10 years.......................    22,755         --            900      21,855
  After 10 years....................................    14,360         --          1,222      13,138
                                                      --------       ----        -------    --------
                                                        42,493         11          2,149      40,355
Mortgage-backed securities..........................   136,506          9          6,358     130,157
                                                      --------       ----        -------    --------
Total debt securities...............................   316,553         29         13,244     303,338
Equity securities...................................    14,875         --            268      14,607
                                                      --------       ----        -------    --------
Total securities available-for-sale.................  $331,428       $ 29        $13,512    $317,945
                                                      ========       ====        =======    ========
Held-to-maturity:
  Obligations of states and political subdivisions:
  Within 1 year.....................................  $  7,389       $ 35        $    --    $  7,424
  After 1 but within 5 years........................    33,298        258             83      33,473
  After 5 but within 10 years.......................    18,514         10            429      18,095
  After 10 years....................................    30,017         --          1,743      28,274
                                                      --------       ----        -------    --------
                                                        89,218        303          2,255      87,266
  Mortgage-backed securities........................    10,198         16            123      10,091
                                                      --------       ----        -------    --------
Total securities held-to-maturity...................  $ 99,416       $319        $ 2,378    $ 97,357
                                                      ========       ====        =======    ========

4.  LOANS

    Loans consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
(IN THOUSANDS)                                            2000         1999
--------------                                         ----------   ----------
Real estate:
  Construction and land development..................  $   80,632   $   67,452
  Secured by farmland................................       6,508        7,884
  Residential mortgage...............................     347,440      305,834
  Other mortgage.....................................     292,661      276,414
Agricultural.........................................         550          656
Commercial and industrial............................     182,020      170,379
Consumer.............................................     308,818      283,000
Other Loans..........................................       1,501        3,115
                                                       ----------   ----------
    Total Loans......................................  $1,220,130   $1,114,734
                                                       ==========   ==========

    Loans to states and political subdivisions and industrial revenue bonds are included in commercial and industrial loans and in total loans in the consolidated balance sheets. Interest income from these loans is included in interest and fees on loans in the consolidated statements of income and comprehensive income.

    Transactions in the allowance for credit losses were:

                                                            DECEMBER 31,
                                                   ------------------------------
(IN THOUSANDS)                                       2000       1999       1998
--------------                                     --------   --------   --------
Balance at beginning of year.....................  $13,068    $14,241    $13,685
Provision for credit losses......................    3,236      1,295      3,056
Recoveries of loans previously charged-off.......    2,454      2,650      3,178
Loans charged-off................................   (5,526)    (5,118)    (5,678)
                                                   -------    -------    -------
Balance at end of year...........................  $13,232    $13,068    $14,241
                                                   =======    =======    =======

    In the ordinary course of business, directors and officers of the Bank, the Savings Bank, and their affiliates, were customers of, and had other transactions with the Bank and/or the Savings Bank. Loan transactions with directors and officers were made on substantially the same terms as those prevailing at the time for comparable loans to other persons, and did not involve more than normal risk of collectibility nor presented other unfavorable features. The aggregate dollar amount of all loans to officers, directors, and their affiliates was $14,280,000 and $12,346,000 at December 31, 2000 and 1999, respectively. During 2000, $16,194,000 of new loans were made, or became reportable, and repayments and other decreases totaled $14,260,000.

    The loan portfolio includes loans that are not currently accruing interest income. The total outstanding principal amount of these loans at December 31, 2000, 1999, and 1998, and the effect on interest income for the years then ended, are as follows:

                                                               DECEMBER 31,
                                                      ------------------------------
(IN THOUSANDS)                                          2000       1999       1998
--------------                                        --------   --------   --------
Principal balance...................................   $2,669     $5,462     $5,544
Gross amount of interest which would have been
  recorded under original terms.....................   $  205     $  427     $  468
Recorded interest income on those loans.............   $  134     $  309     $  167

    The net reduction in interest income on renegotiated loans was not material in 2000, 1999, and 1998. At December 31, 2000, there were no material commitments to lend additional funds to borrowers whose loans had been modified in troubled debt restructurings or were in a nonaccrual status.

    Loans amounting to approximately $2,190,000 and $3,441,000 at December 31, 2000 and 1999, respectively, were specifically classified as impaired and are included in nonaccrual loans disclosed above. The average balance of impaired loans amounted to $3,590,000 and $1,857,000 for the years ended December 31, 2000 and 1999, respectively. Cash receipts totaling $1,002,124 and $1,618,000 during 2000 and 1999, respectively, were applied to reduce the principal balance of those impaired loans, and no interest income was recognized. The specific allowance for credit losses related to these impaired loans was and $140,000 and $317,000 at December 31, 2000 and 1999, respectively.

5.  BANK PREMISES AND EQUIPMENT

    Investments in bank premises and equipment are as follows:

                                                               DECEMBER 31,
                                                            -------------------
(IN THOUSANDS)                                                2000       1999
--------------                                              --------   --------
Bank premises and land....................................  $32,024    $33,688
Furniture and equipment...................................   32,557     28,594
Leasehold improvements....................................    3,482      3,537
                                                            -------    -------
                                                             68,063     65,819
Less: accumulated depreciation and amortization...........   32,416     30,325
                                                            -------    -------
Net premises and equipment................................  $35,647    $35,494
                                                            =======    =======

    Depreciation and amortization related to premises and equipment in the consolidated statement of income and comprehensive income amounted to $3,617,000 in 2000, and $3,764,000 in 1999, and $3,272,000 in 1998.

6.  DEPOSITS

    The carrying amounts of deposits are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
(IN THOUSANDS )                                           2000         1999
---------------                                        ----------   ----------
Noninterest-bearing demand deposits..................  $  207,872   $  188,154
Interest-bearing deposits:
  Checking...........................................     185,817      203,725
  Money market.......................................     282,084      173,011
  Savings............................................     145,200      214,886
  Certificates of deposit:
    Under $100,000...................................     428,513      435,302
    $100,000 and over................................     114,546       98,995
                                                       ----------   ----------
Total deposits.......................................  $1,364,032   $1,314,073
                                                       ==========   ==========

7.  BORROWINGS

    SHORT-TERM BORROWINGS: Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature in one day. Short-term borrowings may also include balances in the treasury tax and loan account, federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank ("FHLB"), which are secured either by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets.

    Unused lines of credit for short-term borrowings totaled approximately $344,249,000 at December 31, 2000.

    The table below presents selected information on the combined totals of repurchase agreements and other short-term borrowings:

                                                             DECEMBER 31,
                                                          -------------------
(IN THOUSANDS)                                              2000       1999
--------------                                            --------   --------
Maximum month end balance during the year...............  $251,689   $156,337
Average balance for the year............................   209,144     89,425
Average rate for the year...............................      6.10%      4.74%
Average rate at year end................................      6.25%      5.08%
Estimated fair value....................................  $238,071   $142,266

    LONG-TERM BORROWINGS: The table below presents a summary of long-term FHLB advances:

                                                              DECEMBER 31,
                                                           -------------------
(IN THOUSANDS)                                               2000       1999
--------------                                             --------   --------
Due after 1 but within 5 years...........................  $ 3,631    $ 31,704
Due after 5 but within 10 years..........................   12,035      68,745
Due after 10 years.......................................      124         129
                                                           -------    --------
                                                           $15,790    $100,578
                                                           =======    ========

    These advances had weighted average interest rates of 5.39% and 5.31% at December 31, 2000 and 1999, respectively. These advances are secured either by a blanket floating lien on all real estate mortgage loans secured by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets. All advances carry a fixed rate. In 2008, a $10.0 million advance is convertible at the FHLB's option to a variable rate based on LIBOR.

8.  INCOME TAXES

    Significant components of deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                             -------------------
(IN THOUSANDS)                                                 2000       1999
--------------                                               --------   --------
Deferred tax assets:
  Allowance for credit and other real estate owned
    losses.................................................   $4,604    $ 4,479
  Unrealized losses on securities available for sale.......      838      5,162
  Deferred compensation....................................    1,737      1,636
  Intangibles..............................................    1,146      1,191
  Other....................................................      982      1,296
                                                              ------    -------
    Total deferred tax assets..............................    9,307     13,764
  Valuation allowance for deferred tax assets..............     (474)      (474)
                                                              ------    -------
    Total deferred tax assets after valuation allowance....    8,833     13,290
                                                              ------    -------
Deferred tax Liabilities:
  Depreciation and amortization............................    1,219      1,222
  Other....................................................      357        356
                                                              ------    -------
    Total deferred tax liabilities.........................    1,576      1,578
                                                              ------    -------
    Net deferred tax assets................................   $7,257    $11,712
                                                              ======    =======

    A reconciliation of the statutory income tax rate to the provision for income taxes included in the consolidated statements of income and comprehensive income, is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
(IN THOUSANDS)                                       2000       1999       1998
--------------                                     --------   --------   --------
Income before income tax.........................  $27,795    $18,242    $20,233
Tax rate.........................................       35%        35%        35%
                                                   -------    -------    -------
Income tax at statutory rate.....................    9,728      6,385      7,081
(Decreases) Increases in tax resulting from:
  Tax-exempt interest income.....................   (2,142)    (2,261)    (1,805)
  State income tax, net of federal income tax
    benefit......................................      583        264        321
  Other..........................................      302        791          3
                                                   -------    -------    -------
Actual tax expense...............................  $ 8,471    $ 5,179    $ 5,600
                                                   =======    =======    =======
Effective tax rate...............................     30.5%      28.4%      27.7%
                                                   =======    =======    =======

    Significant components of the provision for income taxes are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
(IN THOUSANDS)                                          2000       1999       1998
--------------                                        --------   --------   --------
Currently payable:
  Federal...........................................   $7,297     $4,429     $5,805
  State.............................................    1,043        334        327
                                                       ------     ------     ------
    Total currently payable.........................    8,340      4,763      6,132
Deferred............................................      131        416       (532)
                                                       ------     ------     ------
Provision for income taxes..........................   $8,471     $5,179     $5,600
                                                       ======     ======     ======

    The components of the provision for deferred tax expense (benefit) is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
(IN THOUSANDS)                                             2000       1999       1998
--------------                                           --------   --------   --------
Provision for credit losses............................   $(125)      $443      $(601)
Amortization of intangibles............................      45         11       (261)
Other..................................................     211        (38)       330
                                                          -----       ----      -----
    Deferred tax expense (benefit).....................   $ 131       $416      $(532)
                                                          =====       ====      =====

9.  EMPLOYEE BENEFITS

    THE BANK PROFIT SHARING PLAN:  Retirement benefits are provided through a
Section 401(k) profit sharing plan (the "Plan") to employees meeting certain age and service eligibility requirements. The annual profit sharing contribution to the Plan is discretionary, based primarily on earnings, and amounted to $685,000 for 2000, $520,000 for 1999, and $478,000 for 1998. The Plan also provides for employer matching contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Employer matching contributions totaled $802,000 in 2000, $352,000 in 1999, and $343,000 in 1998.

    Taneytown Bank & Trust Company ("TBT"), which was merged with and into the Bank on November 30, 1998, had a 401(k) contributory thrift plan which was terminated in conjunction with the merger. Contributions to this plan, included in pension and other employee benefits expense, were $79,000 for 1998.

    HOME FEDERAL CORPORATION ("THE SAVINGS BANK") PROFIT PLAN: Prior to 1999, the Savings Bank provided a retirement savings plan and trust, which was a deferred compensation plan (401(k)) and a profit sharing plan (the "Savings Plan") for all employees who met certain age and eligibility requirements. The Savings Plan allowed eligible participants to defer up to 15% of their annual salary and allowed the Savings Bank to contribute to the 401(k) part of the Savings Plan on a matching basis. The Savings Bank could also elect to contribute a portion of its profits to the profit sharing portion of the Savings Plan. During 1999, the Savings Plan merged into the Plan.

    Contributions were made based on matching $0.50 of every dollar up to 5% of the employee's salary. The Savings Bank's additional matching contribution amounted to $57,000 in 1998. In addition, the Savings Bank made profit sharing contributions of $180,000 in 1998.

    DEFINED BENEFIT PLAN: Commercial & Farmers Bank ("C&F"), which was merged with and into the Bank on December 30, 1999, has a defined benefit pension plan covering substantially all of the employees, and a supplemental plan covering certain executives. Benefits were based on years of service and the employee's highest average rate of earnings for the five consecutive years during the last ten years before retirement. C&F made contributions to these plans in amounts sufficient to satisfy minimum funding standards determined using the frozen entry age actuarial method. Assets of these plans are held in trust and invested in listed stocks and bonds.

    The following table sets forth the financial status of these plans:

                                                                 2000         1999
                                                              ----------   ----------
Change in plan assets
Fair value of plan assets at beginning of year..............  $1,085,848   $1,163,145
  Actual return on plan assets..............................     115,685       74,004
  Employer contributions....................................     189,159           --
  Benefits paid.............................................    (290,841)    (151,301)
                                                              ----------   ----------
    Fair value of plan assets at end of year................  $1,099,851   $1,085,848
                                                              ==========   ==========
Change in benefit obligation
  Benefit obligation at beginning of year...................   1,322,650    1,688,200
  Service cost..............................................          --      186,737
  Interest cost.............................................      99,164      113,140
  Benefits paid.............................................    (308,319)    (151,301)
  Actuarial (loss) gain.....................................      41,448      (30,165)
  Change in discount rate...................................      42,149     (183,250)
  Curtailment...............................................          --     (300,711)
                                                              ----------   ----------
    Benefit obligation at end of year.......................  $1,197,092   $1,322,650
                                                              ==========   ==========
Funded status...............................................     (97,241)    (236,802)
Unamortized prior service cost..............................     (88,467)    (103,772)
Unamortized net gain........................................    (238,949)    (296,700)
Unamortized net obligation from transition..................      (2,331)      (4,662)
                                                              ----------   ----------
    Accrued pension expense.................................  $ (426,988)  $ (641,936)
                                                              ==========   ==========
Net pension expense includes the following components
Service cost................................................  $       --   $  186,737
Interest cost...............................................      99,164      113,140
Expected return on assets...................................     (84,156)     (94,536)
Net amortization and deferral...............................     (23,319)      (2,721)
                                                              ----------   ----------
    Net pension expense.....................................  $   (8,311)  $  202,620
                                                              ==========   ==========

    Effective December 30, 1999, benefits for participants of the defined benefit pension plan which covered substantially all of the C&F employees, were frozen and will not increase after that date. The curtailment of $300,711 reflected under the section "Change in benefit obligation" is a result of the plan being frozen. C&F also had contributory thrift plans qualifying under
Section 401(k) of the Internal Revenue Code. All employees age 21 or more with one year of service were eligible for participation in the plans. C&F's contributions to these plans, included in expenses, were $370,765 and $84,812 for 1999 and 1998,respectively.

    EXECUTIVE SUPPLEMENTAL INCOME PLAN: Supplemental retirement benefits (deferred compensation) for certain key employees are provided under an Executive Supplemental Income Plan (the "ESIP"). Benefits payable under the ESIP are integrated with other retirement benefits expected to be received by ESIP participants, including those under the 401(k) profit sharing plan. Amounts paid under the ESIP will be partially or fully recovered through life insurance policies purchased on the lives of the participants.

    Deferred compensation costs charged to expense for the years ended December 31, 2000, 1999 and 1998 were $154,000, $392,000, and $372,000, respectively.

    OTHER BENEFITS: Both the Savings Bank and Bancorp maintain a director's deferred compensation program pursuant to which directors may elect to defer their fees in order to provide retirement benefits. The expense for these benefits was $160,000, $161,000, and $117,000, for 2000, 1999, and 1998,
respectively.

    EMPLOYEE STOCK PURCHASE PLAN: Bancorp has an Employee Stock Purchase Plan (the "ESPP") whereby eligible employees may authorize payroll deductions ranging from $120 to $2,400 per year for the purpose of acquiring Bancorp Common Stock at current market prices. To encourage employee participation in the ESPP, Bancorp contributes an additional 20% of each participant's voluntary payroll deduction. Bancorp's contributions amounted to $28,000, $7,000, and $17,000, for 2000, 1999, and 1998, respectively. Contributions to the ESPP are typically transmitted to Bancorp's designated agent to acquire Bancorp Common Stock in the open market. Under the terms of the ESPP, shares may also be purchased directly from Bancorp at current market prices. A total of 63,814 shares of Bancorp Common Stock are reserved for this purpose. Bancorp pays all administrative costs of the ESPP and, at its discretion, reserves the right to amend, modify, suspend, or terminate the ESPP at any time.

    STOCK OPTION PLAN: Bancorp has a 1983 Stock Option Plan, a 1995 Stock Option Plan and a 1999 Stock Option Plan (collectively the "Employee Plans") which are coordinated in their administration and similar in their terms and conditions for key employees. Bancorp also has a 1999 Non-Employee Director Stock Option Plan (the "Director Plan") which is similar in its terms and conditions to the Employee Plans except as noted below. The Employee Plans permit the granting of both incentive stock options and nonqualified stock options to purchase Bancorp Common Stock, while the Director Plan permits only the granting of nonqualified stock options. The Employee Plans require the exercise price per share for incentive stock options and nonqualified stock options not to be less than 100% and 85%, respectively, of the fair market value of a share of Common Stock on the date of grant and may be exercised in increments commencing after one year from the date of grant. Employee Options are fully exercisable after four years from the date of grant and expire after 10 years. The Director Plan requires the exercise price per share for nonqualified stock options to not be less than 100% of the fair market value of a share of Common Stock on the date of grant and are fully exercisable after 6 months from the date of grant and expire after 10 years.

                                            OPTIONS ISSUED
                                            AND OUTSTANDING           PRICE
                                            ---------------   ---------------------
Balance, December 31, 1997................      303,804       $10.15    to   $25.16
Exercised.................................      (61,620)       10.15    to    25.16
Granted...................................       69,396        16.10    to    32.09
Terminated................................       (6,595)       18.41    to    32.09
                                               --------       ------         ------
Balance, December 31, 1998................      304,985        10.15    to    32.09
Exercised.................................     (102,192)       10.15    to    32.09
Granted...................................       95,757        19.49    to    30.83
Terminated................................      (17,227)       23.22    to    32.09
                                               --------       ------         ------
Balance, December 31, 1999................      281,323        10.15    to    32.09
Exercised.................................      (18,465)       10.15    to    23.22
Granted...................................      114,962        18.25    to    19.00
Terminated................................      (32,395)       16.57    to    32.09
                                               --------       ------         ------
Balance, December 31, 2000................      345,425       $10.15    to   $32.09
                                               ========       ======         ======

    At December 31, 2000, there were 175,943 options exercisable at prices ranging from $10.15 to $32.09. Shares reserved for future grants totaled 408,726 at December 31, 2000.

    The Plans are accounted for pursuant to the provisions of APB Opinion
No. 25. Had compensation cost for the Plans been determined in accordance with the provisions of FASB Statement No. 123 (see Note 1), net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      2000       1999       1998
                                                    --------   --------   --------
Net Income:   As reported.........................  $19,324    $13,063    $14,633
              Pro forma...........................   19,168     12,917     14,252
EPS:          As reported, basic..................     1.76       1.19       1.34
              As reported, diluted................     1.75       1.18       1.33
              Pro forma, basic....................     1.74       1.18       1.31
              Pro forma, diluted..................     1.74       1.17       1.30

    Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

    A summary of the status of the Plans at December 31, 2000 and 1999, and changes during the years then ended, is presented as follows:

                                                 2000                   1999
                                         --------------------   --------------------
                                                    WTD. AVG.              WTD. AVG.
                                          SHARES    EX. PRICE    SHARES    EX. PRICE
                                         --------   ---------   --------   ---------
Outstanding at beginning of year.......  281,323     $23.23      304,985    $19.34
Granted................................  114,962      18.92       95,757     29.90
Exercised..............................  (18,465)     14.09     (102,192)    16.82
Forfeited..............................  (32,395)     22.10      (17,227)    29.38
                                         -------     ------     --------    ------
Outstanding at end of year.............  345,425      22.40      281,323     23.23
                                         -------     ------     --------    ------
Exercisable at end of year.............  175,943      21.33      172,949     19.30
                                         -------     ------     --------    ------
Weighted average fair value of options
  granted during the year..............              $18.92                 $29.90

OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2000

                                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                               ---------------------------------   -------------------------------
                                  NUMBER       WEIGHTED AVERAGE      WEIGHTED          NUMBER          WEIGHTED
RANGE OF                       OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE        AVERAGE
EXERCISE PRICES               AS OF 12/31/00   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/00   EXERCISE PRICE
---------------               --------------   ----------------   --------------   --------------   --------------
$10.15 - $14.07.............      45,940             2.37             $12.48           45,940           $12.48
 16.10 - 19.49..............     134,250             8.35              18.78           34,662            18.09
 23.22 - 24.37..............      44,026             5.13              23.79           39,325            23.86
 25.16 - 25.16..............      20,039             5.21              25.16           20,039            25.16
 30.12 - 32.09..............     101,170             8.05              30.55           35,977            30.88
                                 -------             ----             ------          -------           ------
$10.15 - $32.09.............     145,425             6.87             $22.40          175,943           $21.33
                                 =======             ====             ======          =======           ======

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 4.9%, 6.8%, and 6.7%; expected dividend yields of 5.2%, 4.8%, and 4.8%, expected lives of 3.06, 2.96, and 2.96 years; and expected volatility of 23%, 21%, and 19%.

10.  OTHER OPERATING INCOME AND EXPENSE

    Other operating income and expense in the consolidated statements of income and comprehensive income includes the following:

(IN THOUSANDS)                                          2000       1999       1998
--------------                                        --------   --------   --------
Bank card income....................................   $2,574     $2,039     $1,558
Other...............................................    4,080      3,177      3,554
                                                       ------     ------     ------
    Total other operating income....................   $6,654     $5,216     $5,112
                                                       ======     ======     ======

(IN THOUSANDS)                                       2000       1999       1998
--------------                                     --------   --------   --------
Stationery and supplies..........................  $ 1,446    $ 1,437    $ 1,439
Professional services............................    2,812      2,607      2,845
Postage..........................................    1,011      1,122      1,084
Telephone........................................    1,840      1,608      1,338
Computer software and maintenance................    1,852      1,504        882
Other real estate owned..........................       29         78        262
Amortization of intangibles......................    1,173      1,152        790
Other............................................    8,562      8,993      7,673
                                                   -------    -------    -------
    Total other operating expense................  $18,725    $18,501    $16,313
                                                   =======    =======    =======

    Transactions in the allowances for other real estate owned are summarized as follows:

(IN THOUSANDS)                                           2000       1999       1998
--------------                                         --------   --------   --------
Balance at beginning of year.........................   $ 374       $425     $ 1,792
Provision for increase (decline) in value and selling
  expenses...........................................    (261)        --           2
Losses charged to the allowances.....................     (15)       (51)     (1,369)
                                                        -----       ----     -------
  Balance at end of year.............................   $  98       $374     $   425
                                                        =====       ====     =======

11.  CONDENSED FINANCIAL INFORMATION OF F&M BANCORP (PARENT COMPANY)

                   F&M BANCORP BALANCE SHEET (PARENT COMPANY)

                                                                 DECEMBER 31,
                                                              -------------------
(IN THOUSANDS)                                                  2000       1999
--------------                                                --------   --------
                                     ASSETS

Cash and cash equivalents...................................  $  4,868   $  6,518
Investment securities
  Available-for-sale, at fair value.........................     3,917      3,368
Investment in subsidiaries..................................   153,054    134,952
Other assets................................................        60      1,806
                                                              --------   --------
  Total assets..............................................  $161,899   $146,644
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities...........................................  $  3,863   $  2,824
                                                              --------   --------
Common stock................................................    55,073     54,998
Surplus.....................................................    78,488     78,248
Retained earnings...........................................    25,857     18,951
Accumulated other comprehensive loss........................    (1,382)    (8,377)
                                                              --------   --------
  Total shareholders' equity................................   158,036    143,820
                                                              --------   --------
Total liabilities and shareholders' equity..................  $161,899   $146,644
                                                              ========   ========

               F&M BANCORP STATEMENTS OF INCOME (PARENT COMPANY)

                                                                       DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
INCOME
Interest on investment securities...........................  $   369    $   306    $   256
                                                              -------    -------    -------
  Net interest Income.......................................      369        306        256
Dividends from subsidiaries.................................    6,921     10,743     12,185
Other income................................................      582          4         68
                                                              -------    -------    -------
  Total income..............................................    7,872     11,053     12,509

EXPENSE
Other expense...............................................      358      1,386        801
                                                              -------    -------    -------
Income before income tax benefits and Equity in
  undistributed earnings of subsidiaries....................    7,513      9,667     11,708
Income tax expense (benefit)................................      233       (121)      (149)
                                                              -------    -------    -------
Income before equity in undistributed earnings of
  subsidiaries..............................................    7,280      9,788     11,857
Equity in undistributed earnings of subsidiaries............   12,045      3,275      2,776
                                                              -------    -------    -------
Net income..................................................  $19,324    $13,063    $14,633
                                                              =======    =======    =======

             F&M BANCORP STATEMENTS OF CASH FLOWS (PARENT COMPANY)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income..................................................  $ 19,324   $13,063    $ 14,633
Adjustments to reconcile net income to net cash provided by
  operating activities
Decrease (increase) in other assets.........................     1,746       507      (1,727)
Increase in other liabilities...............................     1,039       601       1,490
Equity in undistributed earnings of subsidiaries............   (12,045)   (3,275)     (2,776)
Other.......................................................      (326)       --          --
                                                              --------   -------    --------
  Net cash provided by operating activities.................     9,738    10,896      11,620
                                                              --------   -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale........        --      (255)     (1,076)
Sale/ (Acquisition) of stock................................       715        --        (200)
Other investing activity....................................        --        44          --
                                                              --------   -------    --------
  Net cash provided by (used in) in investing activities....       715      (211)     (1,276)
                                                              --------   -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid.........................................   (12,332)  (10,646)    (10,023)
Dividends reinvested........................................       (83)       88         389
Other financing activities..................................       312     1,941       1,761
                                                              --------   -------    --------
  Net cash used in financing activities.....................   (12,103)   (8,617)     (7,873)
                                                              --------   -------    --------
  Net (decrease) increase in cash and cash equivalents......    (1,650)    2,068       2,471
Cash and cash equivalents at beginning of year..............     6,518     4,450       1,979
                                                              --------   -------    --------
Cash and cash equivalents at end of year....................  $  4,868   $ 6,518    $  4,450
                                                              ========   =======    ========

12.  COMMITMENTS AND CONTINGENCIES

    LEASES: Bancorp conducts part of its branch banking operations from leased facilities. The initial terms of the leases range from a period of 1-25 years. Most of the existing leases contain options which allow renewals for periods up to 20 years. In addition to minimum rentals, certain leases have escalation clauses based upon various price indexes and include provisions for the payment of taxes, insurance and maintenance.

Total rental expense was as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
(IN THOUSANDS)                                          2000       1999       1998
--------------                                        --------   --------   --------
Bank premises.......................................   $2,014     $2,069     $1,841
Equipment...........................................       81        153         43
                                                       ------     ------     ------
  Total rental expense..............................   $2,095     $2,222     $1,884
                                                       ======     ======     ======

    The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 is:

YEAR ENDED DECEMBER 31,                                       (IN THOUSANDS)
-----------------------                                       --------------
2001........................................................     $ 1,999
2002........................................................       1,798
2003........................................................       1,907
2004........................................................       1,452
2005........................................................       1,488
Later Years.................................................       3,823
                                                                 -------
  Total minimum payments required...........................     $12,467
                                                                 =======

    CONTINGENCIES: Bancorp is subject to various legal proceedings which are incidental to the ordinary course of business. It is management's opinion that there were no legal matters pending as of December 31, 2000 that would have a material effect on the consolidated financial statements.

    CREDIT EXTENSION COMMITMENTS: Bancorp is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

    Exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The same credit policies are applied to commitments and conditional obligations as are applied to on-balance sheet instruments.

    A summary of the contractual amount of exposure under these financial instruments is as follows:

                                                             DECEMBER 31,
                                                          -------------------
(IN THOUSANDS)                                              2000       1999
--------------                                            --------   --------
Financial instruments whose contractual amounts
  represents credit risk:
Commitments to extend credit............................  $234,908   $245,691
Stand-by letters of credit..............................    17,402     11,546

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

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table summarizes the carrying amounts and fair value estimates of financial instruments at December 31, 2000 and 1999. All fair value estimates were made at a specific point in time and were based on existing on- and off-balance sheet financial instruments without consideration of the value of anticipated future business or the value of assets and liabilities that were not considered financial instruments. These estimates do not reflect any premium or discount that could result from a block sale of a particular instrument. Because of the absence of a genuine market for a significant portion of these financial instruments, fair value estimates were based on judgments regarding risk characteristics, economic conditions, and other subjective factors and uncertainties that do not allow such estimates to be made with precision. Changes in assumptions or methodologies could have a significant effect on the estimates.

                                                                    DECEMBER 31,
                                                    ---------------------------------------------
                                                            2000                    1999
                                                    ---------------------   ---------------------
                                                    CARRYING      FAIR      CARRYING      FAIR
(IN THOUSANDS)                                       AMOUNT       VALUE      AMOUNT       VALUE
--------------                                      ---------   ---------   ---------   ---------
Financial Assets:
  Cash and cash equivalents.......................  $  65,167   $  65,167   $  86,320   $  86,320
  Loans held for sale.............................      5,994       5,994      15,497      15,497
  Investment securities held-to-maturity..........     89,405      89,584      99,416      97,357
  Investment securities available-for-sale........    349,806     349,806     317,945     317,945
  Net loans.......................................  1,206,898   1,185,673   1,101,666   1,097,546

Financial Liabilities:
  Deposits........................................  1,364,032   1,365,844   1,314,073   1,315,925
  Borrowings......................................    253,861     256,208     242,844     243,687

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    CASH AND CASH EQUIVALENTS: Because of the short-term nature of these financial instruments, carrying amounts were deemed to approximate fair value.

    LOANS HELD FOR SALE: Fair value was deemed equal to the carrying amounts because of the anticipated short holding period of these instruments.

    INVESTMENT SECURITIES: Fair value for obligations of state and political subdivisions was estimated by an independent pricing service using a pricing matrix, and the fair value for all other securities was based on quoted market prices or dealer quotes.

    LOANS: Fair value was estimated by segregating the portfolio into categories having similar financial characteristics. Each loan category was then further segmented into fixed-rate and variable-rate interest terms and by their status as performing or nonperforming.

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

    DEPOSITS: The fair value of deposits with no stated maturity, such as noninterest-bearing deposits, interest-bearing checking, savings, and money market accounts, was equal to the carrying amount. Carrying amount approximates fair value for variable-rate certificates of deposit, because of the frequent repricing of these instruments at market rates. The fair value for fixed-rate certificates of deposit was estimated by discounting contractual cash flows using discount rates equal to the rates currently offered for deposits of similar remaining maturities.

    BORROWINGS: Fair value was estimated by discounting contractual cash flows using discount rates equal to the current rates for long-term borrowings with similar remaining maturities. Because of the frequent repricing of short-term borrowings at current market rates, fair value was deemed to approximate the carrying amounts for other borrowings.

    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: Carrying amounts for commitments to extend credit and standby letters of credit represent the deferred income attributed to these unrecognized financial instruments. The majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short maturities. Therefore, fair value of these financial instruments were deemed to closely approximate their carrying amounts, which were immaterial.

14.  REGULATORY RESTRICTIONS

    RESTRICTION ON DIVIDENDS: Approval of the Comptroller of the Currency is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. Amounts available for the payment of dividends during 2000 aggregated $21,097,000. The rules and regulations of the Office of Thrift Supervision ("OTS") require prenotification of dividend payments by Home Federal Corporation ("the Savings Bank"), and such payments may not exceed prescribed formulas without OTS, approval. Also, the Savings Bank's earnings appropriated to loan loss reserves and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the then current income tax rates on the amount used.

    RESTRICTION ON LENDING FROM AFFILIATES TO PARENT: Section 23A of the Federal Reserve Act (the "Act") prohibits affiliates from transferring funds to the Parent Company in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on this limitation, there was approximately $16,838,000 available for loans or advances to the Parent Company as of December 31, 2000, at which time there were no material loans or advances outstanding.

    RESTRICTION ON CASH AND DUE FROM BANKS: The Bank is required to maintain average daily reserve balances with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances, was $19,990,000 at December 31,2000.

15.  SHAREHOLDERS' EQUITY

    CAPITAL REQUIREMENTS: Bancorp, the Bank, and the Savings Bank are required by regulation to maintain specified minimum levels of capital. Under the regulatory framework pertaining to prompt corrective action, each entity is considered to be "well-capitalized" at December 31, 2000, as disclosed in the following table:

                                       BANCORP                              BANK                           SAVINGS BANK
                           --------------------------------   --------------------------------   --------------------------------
                           COMPONENTS    ACTUAL    REQUIRED   COMPONENTS    ACTUAL    REQUIRED   COMPONENTS    ACTUAL    REQUIRED
(IN THOUSANDS)             OF CAPITAL    RATIO      RATIO     OF CAPITAL    RATIO      RATIO     OF CAPITAL    RATIO      RATIO
--------------             ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
Tangible capital.........   $154,795      8.84%      3.00%     128,994       8.58%      3.00%      21,377       8.48%      1.50%
Core Capital.............    154,795     11.84       4.00      128,994      11.36       4.00       21,377       8.48       3.00
Core and supplemental
  Capital................    168,027     12.86       8.00      140,154      12.34       8.00       23,594      13.30       8.00

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Following is a summary of unaudited quarterly results of operations:

                                                  THREE MONTHS ENDED                          THREE MONTHS ENDED
                                       -----------------------------------------   -----------------------------------------
                                       DEC. 31    SEPT. 30   JUN. 30    MAR. 31    DEC. 31    SEPT. 30   JUN. 30    MAR. 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)    2000       2000       2000       2000       1999       1999       1999       1999
-------------------------------------  --------   --------   --------   --------   --------   --------   --------   --------
Interest income..................      $32,749    $32,139    $31,241    $30,051    $29,520    $28,521    $27,956    $27,801
Interest expense.................       16,447     15,891     14,934     13,871     13,721     12,922     12,756     12,642
Net interest income..............       16,302     16,248     16,307     16,180     15,799     15,599     15,200     15,159
Provision for credit losses......          725      1,215        630        666        345        100        325        525
Income before provision for income
  tax............................        7,038      7,201      7,057      6,499        893      5,690      5,373      6,286
Net income.......................        4,847      4,971      4,862      4,644        421      4,120      4,042      4,480

Earnings per common share:
  Net income basic...............         0.44       0.44       0.44       0.43       0.04       0.37       0.37       0.41
  Net income diluted.............         0.44       0.44       0.44       0.43       0.04       0.37       0.37       0.41

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

    Among a number of other provisions, the Statement allows entities to reclassify held-to-maturity securities without calling into question management's intent for the remainder of its securities portfolios. On
January 1, 2001 the Bancorp adopted this Statement and elected to reclassify its entire held-to -maturity portfolio into the available-for-sale portfolio.

    For calendar-year companies such as Bancorp, the Statement, as amended by SFAS No. 137, will take effect beginning January 1, 2001. Historically, Bancorp has not made use of hedges and other financial derivatives and is unable to predict the impact, if any, that the application of Statement No.133 will have on consolidated financial statements issued after 2000.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (A) IDENTIFICATION OF DIRECTORS: Information set forth under the caption "Election of Directors" on pages 4 through 5 of Bancorp's definitive 2001 Proxy Statement furnished to shareholders in connection with its Annual Meeting on April 17, 2001 (the "2001 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with Bancorp, business experience, directorships in other public companies, service on Bancorp's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 14 of the 2001 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference.

    (B) IDENTIFICATION OF EXECUTIVE OFFICERS: Following are the names and ages of all executive officers of Bancorp as of December 31, 1999 and all persons chosen to become executive officers since that date. All executive officers are elected to serve a one-year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected as an officer.

    FAYE E. CANNON, age 51, President of Bancorp and Farmers & Mechanics National Bank ("the Bank") since 1993 and Chief Executive Officer of Bancorp and the Bank since 1996.

    DAVID R. STAUFFER, age 53, Vice President of Bancorp since 1990 and Senior Executive Vice President and Chief Operating Officer of the Bank since 1999; previously Executive Vice President of the Bank since 1990.

    RICHARD W. PHOEBUS, age 62, Vice President of Bancorp since 1996, when Savings Bank was acquired by Bancorp, and President and Chief Executive Officer of Home Federal Corporation ("the Savings Bank") since 1981 and Chairman of the Board of the Savings Bank since 1999.

    KAYE A. SIMMONS, age 45, Treasurer of Bancorp since 2000 and Executive Vice President and Chief Financial Officer of the Bank since 2000. Prior to that time, Ms. Simmons served as Senior Vice President of Finance and Treasurer of Citizens Bancorp from 1990 to 1997.

    (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES: Pursuant to specific instructions related hereto, this section is inapplicable to Bancorp.

    (D) FAMILY RELATIONSHIPS: There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer.

    (E) BUSINESS EXPERIENCE: All executive officers have been employed by Bancorp, the Bank, or the Savings Bank more than five years, except Kaye A. Simmons who has been employed for one year.

    (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS: Pursuant to specific instructions related hereto, none of the events identified have occurred during the past five years as would be applicable to any director, person nominated to become a director, or executive officer of Bancorp.

    (G) PROMOTERS AND CONTROL PERSONS: Pursuant to specific instructions related hereto, this section is inapplicable to Bancorp.

ITEM 11.  EXECUTIVE COMPENSATION

    Information in the section under "Compensation Committee Report on Executive Compensation" and "Directors' Fees and Deferred Compensation Plan" located in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in the section under "Security Ownership of Management" and the notes thereto, and "Security Ownership of Certain Beneficial Owners" located in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in the section under "Certain Transactions with Directors and Officers" located in the 2001 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FILED DOCUMENTS:

    1)  Financial Statements:

       See listing in Item 8.

    2)  Financial Statement Schedules:

       Schedules I and II, inclusive, are omitted because of the absence of the conditions under which they are required.

    3)  Exhibits:

 2      Agreement and Plan of Merger by and between F&M Bancorp and
          Patapsco Valley Bancshares, Inc. Filed as Appendix A to
          Registration Statement on Form S-4 (File #333-90083) and
          incorporated herein by reference. Post effective
          Amendment #1 to Deregister 39,939 shares was filed
          January 12, 2000, (File #333-90083).

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

10.5    F&M Bancorp Dividend Reinvestment and Stock Purchase
          Plan.Filed as Prospectus to Registration Statement on
          Form S-3 (File #33-39940) and incorporated herein by reference.

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

10.9    F&M Bancorp 1999 Stock Option Plan for Non-Employee
          Directors.Filed as Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the period ended
          March 31, 1999 and incorporated herein by reference.

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

10.13   F&M Bancorp Employment Agreement with Kaye A. Simmons as of
          April 10, 2000. Filed as Exhibit 10.13 of the Company's
          Annual Report on Form 10-Q for the quarter ended
          September 2000 and incorporated herein by reference.

10.14   F&M Bancorp Change in Control Employment Agreement. Filed as
          Exhibit 10.14 of the Company's Annual Report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

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

27      Financial Data Schedule.

(b) Reports on Form 8-K

    1. A report on Form 8-K, Item 2. Acquisition and Disposition of Assets, was filed on January 3, 2000 to announce the completion of the Patapsco Valley Bancshares, Inc. acquisition effective December 30, 1999. File #000-12638).

    2. A report on Form 8-K, Item 5. Other Event, was filed on February 16, 2000 to publish 30 days of post-merger combined operations to satisfy the risk sharing rules set forth in SEC Accounting Series Release 135 (File # 000-12638).

    3.  A report on Form 8-K, Item 2. Acquisition and Disposition of Assets, and
       Item 7. Financial Statement and Exhibits, was filed on March 13, 2000 to announce the completion of the Patapsco Valley Bancshares, Inc. acquisition effective December 30, 1999. (File # 000-12638).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       F&M BANCORP (Registrant)

Dated: March 16, 2001                                  By:              /s/ FAYE E. CANNON
                                                            -----------------------------------------
                                                                          Faye E. Cannon
                                                               PRESIDENT & CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    PRINCIPAL EXECUTIVE OFFICERS:

March 16, 2001                                                    /s/ CHARLES W. HOFF, III
                                                       ---------------------------------------------
                                                                    Charles W. Hoff, III
                                                                   CHAIRMAN OF THE BOARD

March 16, 2001                                                       /s/ FAYE E. CANNON
                                                       ---------------------------------------------
                                                                       Faye E. Cannon
                                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                              PRINCIPAL FINANCIAL & ACCOUNTING OFFICER:

March 16, 2001                                                      /s/ KAYE A. SIMMONS
                                                       ---------------------------------------------
                                                                      Kaye A. Simmons
                                                                  CHIEF FINANCIAL OFFICER

March 16, 2001                                                     /s/ GEORGE C. COFFMAN
                                                       ---------------------------------------------
                                                                     George C. Coffman
                                                                         CONTROLLER

                                A MAJORITY OF THE BOARD OF DIRECTORS:

March 16, 2001                                                       /s/ R. CARL BENNA
                                                       ---------------------------------------------
                                                                       R. Carl Benna
                                                                          DIRECTOR

March 16, 2001                                                      /s/ HOWARD B. BOWEN
                                                       ---------------------------------------------
                                                                      Howard B. Bowen
                                                                          DIRECTOR

March 16, 2001                                                       /s/ JOHN D. BRUNK
                                                       ---------------------------------------------
                                                                       John D. Brunk
                                                                          DIRECTOR

March 16, 2001                                                      /s/ BEVERLY B. BYRON
                                                       ---------------------------------------------
                                                                      Beverly B. Byron
                                                                          DIRECTOR

March 16, 2001                                                       /s/ FAYE E. CANNON
                                                       ---------------------------------------------
                                                                       Faye E. Cannon
                                                                          DIRECTOR

March 16, 2001                                                      /s/ ALBERT H. COHEN
                                                       ---------------------------------------------
                                                                      Albert H. Cohen
                                                                          DIRECTOR

March 16, 2001                                                    /s/ MAURICE A. GLADHILL
                                                       ---------------------------------------------
                                                                    Maurice A. Gladhill
                                                                          DIRECTOR

March 16, 2001                                                   /s/ HOWARD E. HARRISON III
                                                       ---------------------------------------------
                                                                   Howard E. Harrison III
                                                                          DIRECTOR

March 16, 2001                                                    /s/ CHARLES W. HOFF, III
                                                       ---------------------------------------------
                                                                    Charles W. Hoff, III
                                                                          DIRECTOR

March 16, 2001                                                       /s/ DONALD R. HULL
                                                       ---------------------------------------------
                                                                       Donald R. Hull
                                                                          DIRECTOR

March 16, 2001                                                      /s/ JAMES K. KLUTTZ
                                                       ---------------------------------------------
                                                                      James K. Kluttz
                                                                          DIRECTOR

March 16, 2001                                                  /s/ RICHARD W. PHOEBUS, SR.
                                                       ---------------------------------------------
                                                                  Richard W. Phoebus, Sr.
                                                                          DIRECTOR

March 16, 2001                                                   /s/ H. DEETS WARFIELD, JR.
                                                       ---------------------------------------------
                                                                   H. Deets Warfield, Jr.
                                                                          DIRECTOR

March 16, 2001                                                     /s/ THOMAS R. WINKLER
                                                       ---------------------------------------------
                                                                     Thomas R. Winkler
                                                                          DIRECTOR