Form 10-Q
period 2001-03-31
F&M BANCORP
filed 2001-05-14
CIK 736473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



        Common Stock of 11,026,915 shares outstanding as of May 4, 2001.



================================================================================

                                   F&M BANCORP
                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                                                                            PAGE
         Consolidated Balance Sheets,
         March 31, 2001 (Unaudited) and December 31, 2000.................................................................3

         Consolidated Statement of Income and Comprehensive Income (Unaudited),
         Three Months Ended March 31, 2001 and 2000.......................................................................4

         Consolidated Statement of Changes in Shareholders' Equity (Unaudited),
         Three Months Ended March 31, 2001 and 2000.......................................................................5

         Consolidated Statement of Cash Flows (Unaudited),
         Three Months Ended March 31, 2001 and 2000.......................................................................6

         Notes to Consolidated Financial Statements (Unaudited)...........................................................7

         Management's Discussion and Analysis of Financial Condition and Results of Operations...........................11

         Quantitative and Qualitative Disclosures about Market Risk......................................................17

PART II  OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders .....................................................18

         Item 6.  Exhibits and Reports on Form 8-K.......................................................................18

         Signatures......................................................................................................19


                           CONSOLIDATED BALANCE SHEETS
                          F&M BANCORP AND SUBSIDIARIES


                                                                                        March 31,               December 31,
                                                                                          2001                     2000
(Dollars in thousands, except per share data)                                          (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                               $      61,087            $      55,490
Federal funds sold                                                                           15,284                    3,052
Interest- bearing deposits with banks                                                         9,828                    6,625
------------------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                          86,199                   65,167
==============================================================================================================================
Loans held for sale                                                                           4,945                    5,994
Investment securities:
    Available for sale, at fair value                                                       406,888                  337,837
    Held to maturity, fair value of
      $0 and $89,583, respectively                                                               -                    89,405
------------------------------------------------------------------------------------------------------------------------------
    Total investment securities                                                             406,888                  427,242
------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                                             1,202,008                1,220,130
Less: Allowance for credit losses                                                          (13,489)                 (13,232)
------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                            1,188,519                1,206,898
-----------------------------------------------------------------------------------------------------------------------------
Bank premise and equipment, net                                                              36,069                   35,647
Other real estate owned, net                                                                    825                    1,056
Interest receivable                                                                           9,186                   11,172
Intangible assets                                                                             5,278                    5,566
Other assets                                                                                 33,237                   36,502
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                     $    1,771,146           $    1,795,244
==============================================================================================================================
LIABILITIES:
Deposits:
    Noninterest-bearing                                                               $     211,814            $     207,872
    Interest-bearing                                                                      1,220,216                1,156,160
------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                      1,432,030                1,364,032
------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
    Federal funds purchased and Securities sold
      under agreements to repurchase                                                         94,279                  127,395
    Other short-term borrowings                                                              19,696                  110,676
    Long-term borrowings                                                                     39,915                   15,790
    Accrued taxes and other liabilities                                                      20,808                   19,315
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         1,606,728                1,637,208
------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
    Common stock, par value $5 per share; authorized 50,000,000 shares; issued
      and outstanding 11,026,915 shares, and 11,011,422 shares, respectively                 55,135                   55,073
    Surplus                                                                                  78,645                   78,488
    Retained earnings                                                                        27,712                   25,857
    Accumulated other comprehensive income (loss)                                             2,926                  (1,382)
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                  164,418                  158,036
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $    1,771,146           $    1,795,244
==============================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

      CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                          F&M BANCORP AND SUBSIDIARIES

(Dollars in thousands, except per share data)                                                   Three Months Ended
                                                                                                     March 31,
Interest Income:                                                                           2001                     2000
                                                                          ---------------------------------------------------
    Interest and fees on loans                                                        $      24,995            $      23,731
    Interest on deposits with banks                                                              84                      147
    Interest and dividends on investment securities:
      Taxable                                                                                 4,861                    4,644
      Tax-exempt                                                                              1,472                    1,487
    Interest on federal funds sold                                                              239                      114
-----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                        31,651                   30,123
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense
    Interest on deposits                                                                     12,428                   10,847
    Interest on federal funds purchased and securities sold
      under agreements to repurchase                                                          1,263                    1,282
    Interest on long-term borrowings                                                            410                    1,714
    Interest on other short-term borrowings                                                   1,260                       22
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                       15,361                   13,865
-----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                                      16,290                   16,258
    Provision for credit losses                                                               1,095                      666
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                        15,195                   15,592
-----------------------------------------------------------------------------------------------------------------------------
Noninterest Income
    Service charges on deposit accounts                                                       1,978                    1,682
    Insurance income                                                                          2,539                    2,268
    Gains on sales of loans                                                                     507                      447
    Gains on sales of property                                                                   43                       18
    Alternative investment & stock brokerage income                                             915                    1,062
    Other operating income                                                                    2,055                    1,485
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                      8,037                    6,962
-----------------------------------------------------------------------------------------------------------------------------
Noninterest Expenses
    Salaries and employee benefits                                                            8,856                    8,488
    Merger-related expenses                                                                       -                      211
    Occupancy and equipment expense                                                           2,583                    2,601
    Other operating expense                                                                   4,878                    4,678
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                                   16,317                   15,978
-----------------------------------------------------------------------------------------------------------------------------
    Income before provision for income taxes                                                  6,915                    6,576
    Provision for income taxes                                                                1,935                    1,861
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $       4,980            $       4,715
=============================================================================================================================
Other Comprehensive Income (Loss), Net of Tax:
    Unrealized gains (losses) on securities                                          $        4,308            $        (297)
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                             4,308                     (297)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $        9,288            $       4,418
=============================================================================================================================
Earnings per Common Share - Basic
      Based on weighted average shares outstanding of
      11,022,394 in 2001, and 11,008,331 in 2000                                      $        0.45            $        0.43
-----------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share - Diluted
      Based on weighted average shares outstanding of
      11,055,867 in 2001, and 11,028,172 in 2000                                      $        0.45            $        0.43
-----------------------------------------------------------------------------------------------------------------------------
Dividends per Share                                                                   $        0.27            $        0.27
=============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

      CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY (Unaudited)
                          F&M BANCORP AND SUBSIDIARIES


                                                                                               Accumulated
                                                                                                  Other
                                                  Common                        Retained      Comprehensive
(Dollars in thousands)                             Stock         Surplus        Earnings      Income (Loss)        Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $  54,998      $  78,248       $  18,951       $  (8,377)       $ 143,820

Net income                                                 -              -           4,715                -           4,715
Dividend reinvestment plan                                 -              -            (15)                -            (15)
Cash dividends paid ($.27 per share)                       -              -         (3,415)                -         (3,415)
Stock consideration for options exercised                (3)            (5)             (4)                -            (12)
Stock options exercised                                   62            164               -                -             226
Other comprehensive income                                 -              -               -            (297)           (297)
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                          $  55,057      $  78,407       $  20,232       $  (8,674)         145,022
=============================================================================================================================

Balance at December 31, 2000                       $  55,073      $  78,488       $  25,857       $  (1,382)       $ 158,036

Net income                                                 -              -           4,980                -           4,980
Dividend reinvestment plan                                 -              -           (141)                -           (141)
Cash dividends paid ($.27 per share)                       -              -         (2,977)                -         (2,977)
Stock consideration for options exercised                (3)            (4)             (7)                -            (14)
Stock options exercised                                   65            161               -                -             226
Other comprehensive income                                 -              -               -            4,308           4,308
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                          $  55,135      $  78,645       $  27,712        $   2,926         164,418
=============================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                          F&M BANCORP AND SUBSIDIARIES

                                                                                                   Three  Months Ended
                                                                                                         March 31,
(DOLLARS IN THOUSANDS)                                                                           2001                 2000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                   $     4,980         $     4,715
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for credit losses                                                                     1,095                 666
   Depreciation and amortization                                                                     875                 315
   Amortization of intangibles                                                                       288                 281
   Net (discount)/premium amortization on investment securities                                     (72)                  97
   Decrease/(increase) in interest receivable                                                      1,986               (512)
   (Decrease)/increase in interest payable                                                         (443)                 733
   Deferred income tax benefits                                                                      931                 312
   Amortization of net loan origination costs (fees)                                                  52                 118
   Gain on sales of property                                                                        (43)                (18)
   (Loss) on sales/calls of securities                                                                 -                (14)
   Decrease in loans held for sale                                                                 1,049              11,788
   Decrease in other assets                                                                        1,504              15,132
   (Decrease)/increase in other liabilities                                                        1,937             (9,637)
   Gain on sales of loans                                                                          (507)               (447)
   Other                                                                                             750                 484
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         14,382              24,013
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                                           (24,791)             (7,022)
Proceeds from sales/calls of securities available for sale                                        29,442                   -
Proceeds from maturing securities available for sale                                              20,752              11,928
Proceeds from maturing securities held to maturity                                                     -               1,159
Net (increase)/decrease in loans                                                                  17,235            (58,036)
(Purchases)/sales of premises and equipment                                                      (1,340)                 722
Proceeds from sales of property                                                                     231                    -
Other investing activities                                                                            -                (575)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) in investing activities                                            41,529            (51,823)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing deposits, interest-bearing checking,
   savings and money market accounts                                                              17,214              18,164
Net increase in certificates of deposit                                                           50,784               3,729
Net (decrease)/increase in federal funds purchased and
   securities sold under agreements to repurchase                                               (33,117)               6,672
Net decrease in other short-term borrowings                                                     (90,980)            (35,488)
Net increase in long-term borrowings                                                              24,125              31,355
Cash dividends paid                                                                              (2,977)             (3,415)
Dividend reinvestment plan                                                                         (141)                (15)
Proceeds from issuance of common stock                                                               212                 214
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) by financing activities                                          (34,880)              21,216
-----------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                              21,032             (6,595)
Cash and cash equivalents at beginning of year                                                    65,167              86,320
Cash and cash equivalents at end of period                                                        86,199              79,725
=============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                                                        16,733              12,132
Cash payments for income tax                                                                         114                  18
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value adjustment for securities available for sale,
   net of income taxes                                                                             4,308               (297)




              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising of only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp and subsidiaries' ("Bancorp's") significant accounting policies is set forth in Note 1 to the consolidated financial statements in its Form 10-K for the year ended December 31, 2000.

NOTE 2. INVESTMENT SECURITIES Investment securities are summarized as follows:



                                                                                  Three Months Ended
                                                                                     March 31, 2001
                                                                   ----------------------------------------------------
                                                                                    Gross       Gross      Estimated
                                                                     Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                                                 Cost         Gains       Losses       Value
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                             $ 124,330    $  1,656       $   75     $125,911
      Obligations of state and political subdivisions                    125,241       2,480          175      127,546
      Mortgage-backed securities                                         143,729         945          313      144,361
-----------------------------------------------------------------------------------------------------------------------
Total debt securities                                                    393,300       5,081          563      397,818
    Equity securities                                                      9,224           -          154        9,070
-----------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                      402,524       5,081          717      406,888
-----------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
      Obligations of state and political subdivisions                          -           -            -            -
      Mortgage-backed securities                                               -           -            -            -
-----------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                        -           -            -            -
-----------------------------------------------------------------------------------------------------------------------
Total investment securities                                            $ 402,524    $  5,081      $   717     $406,888
=======================================================================================================================

                                                                                      Year Ended
                                                                                    December 31, 2000
                                                                   ----------------------------------------------------
                                                                                    Gross       Gross      Estimated
                                                                     Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                                                 Cost         Gains       Losses       Value
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies                             $ 171,234     $   142     $  1,202     $170,174
    Obligations of state and political subdivisions                       44,818         266          525       44,559
    Mortgage-backed securities                                           119,185          73        1,980      117,278
-----------------------------------------------------------------------------------------------------------------------
Total debt securities                                                    335,237         481        3,707      332,011
    Equity securities                                                      5,984           -          158        5,826
-----------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                      341,221         481        3,865      337,837
-----------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    Obligations of state and political subdivisions                       81,034         587          493       81,128
    Mortgage-backed securities                                             8,371          86            2        8,455
-----------------------------------------------------------------------------------------------------------------------
Total securities to be held to maturity                                   89,405         673          495       89,583
-----------------------------------------------------------------------------------------------------------------------
Total investment securities                                            $ 430,626    $  1,154     $  4,360     $427,420
=======================================================================================================================


Bancorp classifies its investments in debt and equity securities in two categories: held-to-maturity and available-for-sale. Securities classified as held-to-maturity are those debt securities that Bancorp has both the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method. Currently, Bancorp does not have any held-to-maturity securities in its portfolio.

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

Regardless of the classification, dividend and interest income, including amortization of premiums and accretion of discounts arising at acquisition, are included in interest income in the consolidated statement of income and comprehensive income. Realized gains and losses, if any, determined based on the adjusted cost of the specific securities sold, are reported as a separate line item in noninterest income in the consolidated statements of income and comprehensive income.

The amortized cost and estimated fair values of investments at March 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                  Three Months Ended
                                                                                    March 31, 2001
                                                                     --------------------------------------
                                                                            Amortized            Fair
(Dollars in thousands)                                                        Cost               Value
-----------------------------------------------------------------------------------------------------------
Available-for-sale:
  Within 1 year                                                            $    30,745         $    31,435
  After 1 but within 5 years                                                    94,977              96,751
  After 5 but within 10 years                                                   86,014              86,954
  After 10 years                                                                37,835              38,317
  Mortgage-backed securities                                                   143,729             144,361
  Equity securities                                                              9,224               9,070
-----------------------------------------------------------------------------------------------------------
Total  investment securities                                                   402,524             406,888
===========================================================================================================

The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $172.7 million at March 31, 2001.

Interest earned on obligations of states and political subdivisions is exempt from federal income taxes. However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations. Such tax-exempt securities comprised 31.4% and 29.4% of the total carrying value of the investment portfolio at the three months ended March 31, 2001 and the year ended December 31, 2000, respectively.

NOTE 3. LOANS

Loans, net of unearned income, consist of the following:


                                                                      March 31,             December 31,
(Dollars in thousands)                                                  2001                    2000
----------------------------------------------------------------------------------------------------------
Real Estate Loans:
     Construction and land development                              $      86,141           $      80,632
     Secured by farmland                                                    6,212                   6,508
     Residential mortgage                                                 341,118                 347,440
     Other mortgage                                                       290,425                 292,661
Agricultural                                                                  566                     550
Commercial and industrial loans                                           172,431                 182,020
Consumer                                                                  303,092                 308,818
Other loans                                                                 2,023                   1,501
----------------------------------------------------------------------------------------------------------
Totals                                                            $     1,202,008         $     1,220,130
==========================================================================================================


Loans to states and political subdivisions and industrial revenue bonds are included in other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management's opinion, is considered adequate to provide for possible losses on loans currently held in the loan portfolio.

NOTE 4. BANK PREMISES AND EQUIPMENT

Investments in bank premises and equipment are as follows:


                                                                  March 31,             December 31,
     (Dollars in thousands)                                         2001                    2000
----------------------------------------------------------------------------------------------------------
Bank premises and land                                         $   36,002             $    32,024
Furniture and equipment                                            29,796                  32,557
Leasehold improvements                                              3,482                   3,482
----------------------------------------------------------------------------------------------------------
                                                                   69,280                  68,063
Less: accumulated depreciation and amortization                    33,211                  32,416
----------------------------------------------------------------------------------------------------------
Net premises and equipment                                     $   36,069             $    35,647
==========================================================================================================


NOTE 5.  COMPREHENSIVE INCOME

Bancorp adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to a provision of $2,711 thousand and a benefit of $187 thousand for the first quarter of 2001 and 2000, respectively.

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

(Dollars in thousands except per share data)


                                                                         Three Months Ended March 31,
                                                                         2001                   2000
                                                                  ----------------------------------------
Net income                                                            $     4,980            $     4,715
                                                                      ============           ===========
Basic EPS
     Shares                                                             11,022,394             11,008,331
     EPS                                                                     $0.45                  $0.43
Dilutive shares
     Stock options                                                          33,473                 19,841
     EPS                                                                     $0.00                  $0.00
Diluted EPS
     Shares including options                                           11,055,867             11,028,172
     EPS                                                                     $0.45                  $0.43


NOTE 7.  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

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

Among a number of other provisions, the Statement allows entities to reclassify held-to-maturity securities without calling into question management's intent for the remainder of its securities portfolios. On January 1, 2001 the Bancorp adopted this Statement and elected to reclassify its entire held-to-maturity portfolio into the available-for-sale portfolio.

For calendar-year companies such as Bancorp, the Statement, as amended by SFAS No. 137, took effect on January 1, 2001. The adoption of this statement on January 1, 2001 had on effect on Bancorp's earnings, as the Bancorp did not carry any derivative instruments on its books as of March 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The U.S. economy rapidly deteriorated in the fourth quarter of 2000 and continued its decline into the first quarter of 2001. Economic expansion continued at a much slower pace and fears of a recession created a dramatic stock market decline. As a result the Federal Reserve Bank lowered short-term interest rates an unprecedented two percentage points within the first quarter. Even with lower rates, tightened business conditions, lower corporate profits and a substantial reduction in consumer wealth related to the stock market sharply reduced lending volumes from the double digit growth seen in the preceding year. However, banking institutions benefited from the lower rates as net interest margin compression subsided and investment dollars flowed out of the stock market and into bank deposits products. F&M Bancorp benefited from these economic trends to produce record earnings in the first quarter of 2001.

The Bancorp's net income for the first quarter of 2001 was $4.980 million, or $0.45 per diluted share, an increase of 6% compared with earnings of $4.715 million, or $0.43 per diluted share for the first quarter of 2000. Return on average assets and average equity were 1.15% and 12.40%, respectively, for the first quarter 2001 compared with 1.12% and 13.22%, respectively for the first quarter 2000. These operating results were driven by strategies to increase fee-generating businesses within the Bancorp's team of companies.

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


RESULTS OF OPERATIONS

NET INTEREST INCOME

F&M Bancorp's principal source of revenue is net interest income, the difference between interest income on earnings assets and interest expense on deposits and borrowings. Interest income for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. The presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with the following table - "Consolidated Average Balances, Interest and Average Rates."

The Bancorp's taxable-equivalent net interest income of $17.1 million in the first quarter 2001 was flat to the comparable quarter in the prior year. Loan growth of $63.1 million and more attractive loan rates generated $1.3 million in additional interest income. This loan growth was funded primarily through growth in core retail deposits, which generally carried higher interest rates than the previous year and therefore increased interest expense, by $1.6 million. Net interest margin in the first quarter 2001 was 4.20% or .11% less than the previous year as a result of the higher overall cost of funds for deposits and borrowings.

Consolidated Average Balances, Interest and Average Rates (Taxable Equivalent Basis)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                2001                                       2000
                                            -----------------------------------------  -----------------------------------------
                                               Average                     Average         Average                    Average
    (Dollars in thousands)                     Balance        Interest       Rate          Balance       Interest       Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Short-term funds                             $    14,527       $   323       9.02%       $    22,119     $    261       4.75%
Investment securities
    Taxable                                      304,098         4,862       6.48%           296,523        4,644       6.30%
    Tax-exempt (1)                               126,756         2,229       7.13%           132,351        2,287       6.95%
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities                      430,854         7,091       6.67%           428,874        6,931       6.50%
--------------------------------------------------------------------------------------------------------------------------------
Loans, net, including loans held for sale(1)   1,206,048        25,048       8.42%         1,142,896       23,767       8.36%
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  1,651,429        32,462       7.97%         1,593,889       30,959       7.81%
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest-earning assets                 110,371                                      98,313
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $ 1,761,800                                 $ 1,692,202
================================================================================================================================

LIABILITIES
Interest bearing liabilities:
    Interest bearing deposits
      Savings                                $   145,711       $   775       2.16%      $    169,152     $    941       2.24%
      Checking                                   180,310           558       1.26%           195,921        1,060       2.18%
      Money market accounts                      285,471         2,882       4.09%           230,157        2,079       3.63%
      Certificates of deposit                    569,977         8,211       5.84%           531,659        6,767       5.12%
--------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing deposits            1,181,469        12,426       4.27%         1,126,889       10,847       3.87%
--------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase         97,293         1,264       5.27%          101,367         1,282       5.09%
    Other short term borrowings                   79,400         1,260       6.44%           50,873           767       6.06%
--------------------------------------------------------------------------------------------------------------------------------
Total short-term borrowings                      176,693         2,524       5.79%          152,240         2,049       5.41%
Long term borrowings                              27,398           410       6.07%           71,689           969       5.44%
--------------------------------------------------------------------------------------------------------------------------------
Total borrowed funds                             204,091         2,934       5.83%          223,929         3,018       5.42%
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities             1,385,560        15,360       4.50%        1,350,818        13,865       4.13%
Non-interest bearing liabilities:
    Demand deposits                              196,361                                    181,178
    Other liabilities                             16,987                                     16,793
--------------------------------------------------------------------------------------------------------------------------------
     Total non-interest bearing liabilities      213,348                                    197,971
    Shareholders' equity                         162,892                                    143,413
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $ 1,761,800                                $ 1,692,202
================================================================================================================================
Net interest income                                             17,102                                     17,094
Net interest spread                                                          3.48%                                      3.68%
Net interest margin                                                          4.20%                                      4.31%


(1) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory tax rate of 35 percent. In addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

PROVISION FOR CREDIT LOSSES.

Bancorp increased the provision for credit losses by 64% to $1,095 thousand for the first quarter 2001 compared to $666 thousand for the first quarter 2000. It was management's belief that the rapid slowdown in the economy that occurred in the fourth quarter 2000 and continued into the first quarter 2001 warranted an increase in the risk factor associated with slowing economic conditions. As a result, additional provisions were made to the allowance for credit losses to ensure that adequate reserves were held against potential credit quality deterioration.

NONINTEREST INCOME.

Noninterest income increased $1,075 thousand, or 15%, for the first quarter of 2001 compared with the first quarter of 2000. Increases in insurance service income of $271 thousand or 12%, and service charge income of $296 thousand or 18%, contributed to noninterest income growth in the first quarter 2001 compared with the same quarter 2000. This increase was partially offset by a decrease in alternative investment and stock brokerage income of $147 thousand or 14%. Also contributing to the increase in noninterest income was $525 thousand in proceeds received in conjunction with the Bancorp's bank-owned life insurance program during the first quarter 2001.

NONINTEREST EXPENSE.

Noninterest expense increased $339 thousand, or 2%, for the first quarter of 2001 compared with the first quarter of last year. Salaries and benefits, which represents 54% of total noninterest expense, increased $368 thousand, or 4%. Other operating expense increased $200 thousand, or 4%, while occupancy and equipment decreased slightly. Bancorp's efficiency ratio (the ratio of noninterest expense to the sum of net interest income on a tax equivalent basis and noninterest income) improved from 65.3% for the period ended March 31, 2000, to 64.9% for the period ended March 31, 2001.

INCOME TAXES.

The provision for income taxes increased to $1.935 million for the first quarter of 2001, from $1.861 million for the first quarter of 2000. Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. Bancorp's effective tax rate for the first quarter of 2001 and 2000 is 28%. Bancorp's income tax expense differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

NONPERFORMING ASSETS

The credit quality of the Bancorp's loan portfolio remained exceptionally strong in the first quarter 2001, particularly in light of the deteriorating economic environment. Total nonperforming assets at March 31, 2001 were $3.9 million and represented just .22% of total assets. Loans past due 90 days or more as to interest and principal were $654 thousand, a 47% reduction from December 31, 2000. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

POTENTIAL PROBLEM LOANS

At March 31, 2001, Bancorp had $16.3 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets. At December 31, 2000, potential problem loans totaled $14.5 million.

Nonperforming Assets and Contractually Past-Due Loans:

                                                                                  Three  Months Ended
                                                                              March 31,           December 31,
(Dollars in thousands)                                                           2001                 2000
------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccrual loans (1)                                                        $     3,076          $     2,669
   Other real estate owned net of valuation allowance (2)                              825                1,057
------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                     $     3,901          $     3,726
------------------------------------------------------------------------------------------------------------------
   Loans past due 90 or more days as to interest or principal (3)               $      654          $     1,230
   Nonperforming loans to total loans                                                0.25%                0.22%
   Nonperforming assets to total loans plus
    other real estate owned                                                          0.32%                0.30%
   Nonperforming assets to total assets                                              0.22%                0.21%
   Allowance for credit losses times nonperforming loans                              4.39                 4.96
   Allowance for credit losses times nonperforming assets                             3.46                 3.55

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

While management believes the allowance for credit losses was adequate at March 31, 2001, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses:

                                                                                Three Months Ended
                                                                             March 31,           December 31,
(Dollars in thousands)                                                         2001                  2000
---------------------------------------------------------------------------------------------------------------
Average loans outstanding
   less average unearned income (1)                                        $   1,200,376         $   1,132,711
---------------------------------------------------------------------------------------------------------------
Allowance for credit losses at beginning of period                          $     13,232          $     13,310
Charge-offs:
   Real estate                                                                       141                    89
   Commercial and industrial                                                          22                   119
   Consumer                                                                        1,426                   874
---------------------------------------------------------------------------------------------------------------
Total loans charged-off                                                            1,589                 1,082
---------------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate                                                                         1                    93
   Commercial and industrial                                                          35                    25
   Consumer                                                                          716                   161
---------------------------------------------------------------------------------------------------------------
Total recoveries                                                                     751                   279
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                      838                   803
---------------------------------------------------------------------------------------------------------------
Additions charged to operating expense                                             1,095                   725
---------------------------------------------------------------------------------------------------------------
Allowance for credit losses at end of period                                $     13,489          $     13,232
===============================================================================================================
Net charge-offs to average loans outstanding                                       0.07%                 0.07%

(1)      Excludes loans held for sale

The following table presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.


Allocation of Allowance for Credit Losses;


                                                                       Three Months Ended
                                                             March 31,                     December 31,
                                                               2001                           2000
                                              -----------------------------------------------------------------
                                                                   % of Total                       % of Total
(Dollars in thousands)                               Amount          Allowance        Amount         Allowance
---------------------------------------------------------------------------------------------------------------
Real estate loans
   Construction and land development                $   1,785           13.2%        $   1,866           14.1%
   Residential mortgage                                   724            5.4%              690            5.2%
   Other mortgage                                       3,576           26.5%            3,651           27.6%
Commercial and industrial                               2,008           14.9%            2,073           15.7%
Consumer                                                4,305           31.9%            3,940           29.8%
Unallocated                                             1,091            8.1%            1,012            7.6%
---------------------------------------------------------------------------------------------------------------
Totals                                             $   13,489          100.0%       $   13,232          100.0%
===============================================================================================================

CAPITAL RESOURCES

It is Bancorp's policy to maintain a level of capital sufficient to protect the company's depositors, creditors, and shareholders, and to support Bancorp's growth. The principal source of capital is retained earnings.

The Board and the regulatory authorities maintain capital adequacy guidelines applicable to Bancorp, the Bank, and the Savings Bank, respectively. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were "well capitalized" at March 31, 2001 and December 31, 2000.

Shareholders' equity totaled $164.4 million at March 31, 2001; an increase of 4% compared with the 2000 year-end level of $158.0 million. The fair value of the available-for-sale portfolio increased $4.3 million (net of deferred taxes) since year-end.

Bancorp's risk-based capital and leverage capital ratios as of March 31, 2001, were as follows:

CAPITAL RATIOS

                                                         Risk-based Capital
                                                         Three Months Ended
                                                           March 31, 2001
                                         --------------------------------------------------
                                             Tier 1             Total             Leverage
                                             Capital           Capital             Ratios
-------------------------------------------------------------------------------------------
Actual                                         12.34%            13.39%              8.94%
Regulatory Minimum                              4.00%             8.00%              3.00%
-------------------------------------------------------------------------------------------
Excess                                          8.34%             5.39%              5.94%
===========================================================================================

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

Interest rate risk refers to the exposure of Bancorp's earnings and capital to changes in interest rates. This risk is driven by potential mismatches resulting in timing differences in the repricing of assets, liabilities and the potential impact of explicit and embedded options. The goal of asset/liability management is to maintain high-quality and consistent growth of net interest income, while maintaining acceptable levels of risk to changes in interest rates, and acceptable levels of capital and liquidity. This goal is achieved by influencing the maturity and repricing of assets and liabilities and by managing discretionary portfolios.

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

Management believes that interest rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Assumption testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and balance sheet growth. The Bancorp's policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0 percent for the up or down 300 basis points scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a 3.7 percent decrease in net interest income at March 31, 2001. A 300 basis point decrease in rates over the next 12 months would cause approximately a 0.9 percent increase in net interest income.

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

         (a) The annual meeting of stockholders of F&M Bancorp was held April 17, 2001.

         (b) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were re-elected.

         (c)      (1) Election of Directors

There were 11,025,776 shares of Common Stock entitled to vote at the meeting and a total of 8,612,329 shares 78.11% were represented at the meeting.

Elected to serve as directors until the 2004 annual meeting of stockholders:

Name                                  For              Withheld         Against
---------------------------------------------------------------------------------
Howard B. Bowen                     8,421,263          191,066            --
Albert H. Cohen                     8,423,711          188,618            --
Howard E. Harrison, III             8,424,561          187,768            --
Charles W. Hoff, III                8,442,196          170,133            --

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.7 Material Contracts. Confidentiality and Non-Competition Agreement with Richard W. Phoebus. Filed as an exhibit hereto and incorporated herein by reference

                  27. Financial Data Schedule. Filed as an exhibit hereto and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  A report on Form 8-K, Item 5. Other Event, was filed on April 2, 2001 to announce the approval of Farmers and Mechanics Bank becoming a State Charter Member.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   F&M BANCORP
                                                   -----------------------------
                                                   (Registrant)


May 11, 2001                                       /s/ Faye E. Cannon
------------                                       -----------------------------
   Date                                            FAYE E. CANNON
                                                   PRESIDENT AND CEO


May 11, 2001                                       /s/ Kaye A. Simmons
------------                                       -----------------------------
   Date                                            KAYE SIMMONS
                                                   CFO AND TREASURER

10.7  Material Contracts

                  CONFIDENTIALITY AND NON-COMPETITION AGREEMENT

         This Confidentiality and Non-Competition Agreement is made this 30th day of April, 2001 between F&M Bancorp, a Maryland corporation, Home Federal Savings Bank, a savings bank (together or separately hereinafter referred to as the "Employers") and Richard W. Phoebus, Sr., (the "Executive").

         WHEREAS, the Executive is presently an executive officer of the Employers; and

         WHEREAS, in order to secure the Executive's agreement to certain confidentiality and non-competition provisions, the parties desire to specify the monetary sums which shall be due the Executive at the time the Executive's employment with the Employers is terminated; and

         WHEREAS, the parties entered into an "Agreement" dated November 16, 1999, which said agreement shall be superseded and replaced with this Confidentiality and Non-Competition Agreement.

         NOW THEREFORE, in consideration of the promises and the mutual agreements herein contained, the parties hereby agree as follows:

         1.       NOVEMBER 1999 AGREEMENT SUPERSEDED.

         The Agreement entered into by the parties on November 16, 1999 is superseded and replaced by this Agreement. The November 16, 1999 Agreement shall be of no further force or effect.

         2.       COMPETITION; CONFIDENTIAL INFORMATION.

         The Executive and the Employers recognize that due to the nature of his employment, and his relationship with Employers, the Executive has had and will have access to, and has acquired and will acquire, and has assisted and will assist in developing, confidential and proprietary information relating to the business and operations of Employers and their affiliates, including, without limiting the generality of the foregoing, information with respect to their present and prospective services, systems, clients, customers, agents, and sales and marketing methods. The Executive acknowledges that such information has been and will be of central importance to Employer's business and that disclosure of it to or its use by others could cause substantial loss to Employers. The Executive and Employers also recognize that an important part of the Executive's duties has been to develop good will for Employers through his personal contact with clients of Employers and that there is a danger that this good will, a proprietary asset of Employers may follow the Executive if and when his relationship with Employers is terminated. The Executive accordingly agrees as follows:

         (a) The Executive agrees that upon termination of his employment hereunder:

                  (i) The Executive will not directly or indirectly accept employment within a radius of fifty (50) miles measured from 122-128 West Washington Street, Hagerstown, Maryland 21741-1179 with any other banking institution or affiliate thereof, or in connection with any employment outside of the fifty
                           (50) mile radius solicit any of the banking business of clients or customers of the Employers or any of their affiliates for a period of eighteen months from the date of such termination.

                  (ii) The Executive will not in connection with any employment outside of the fifty (50) mile radius directly or indirectly solicit the banking business of any potential client who had been identified and discussed as such within the Employers by the time of such termination for a period of eighteen months from such termination. In the event that the Executive violates the provisions of this subparagraph without knowledge of such violation, upon notice from the Employers informing him of the nature of such violation, the Executive shall immediately terminate any actions which constitute such violation.

         (b) The Executive shall not retain copies of any documents (including without limitation, customer lists) containing any such trade secrets or confidential or proprietary information of the Employers or their affiliates.

         (c) It is recognized that damages in the event of breach of any provision of this paragraph 2 by the Executive would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Employers, in addition to and without limiting any other remedy or right they may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction, enjoining any such breach; and the Executive hereby waives any and all defenses he may have on the ground of the lack of competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude any other rights and remedies at law or in equity which the Employers may have.


         3.       PAYMENT UPON TERMINATION.

         Upon the Executive's termination, whether voluntary or involuntary, the Employers shall pay the Executive the sum of $238,255.20. Such payment shall be made in eighteen (18) equal monthly installments, beginning the first day of May, 2001.

         4.       MITIGATION; EXCLUSIVITY OF BENEFITS.

        (a) The Executive shall not be required to mitigate the amount of any benefits hereunder by seeking other employment or otherwise, nor shall the amount of any such benefits be reduced by any compensation earned by the Executive as a result of employment by another employer after the date of termination or otherwise.

        (b) The specific arrangements referred to herein are not intended to exclude any other benefits which may be available to the Executive upon a termination of employment with the Employers pursuant to employee benefit plans of the Employers or otherwise.

         5.       ASSIGNABILITY.

         The Employers may assign this Agreement and their rights hereunder to any corporation, bank or other entity with or into which the Employers may hereafter merge or consolidate or to which the Employers may transfer all or substantially all of their assets, if in any such case said corporation, bank or other entity shall by operation of law or expressly in writing assume all obligations of the Employers hereunder as fully as if it had been originally made a party hereto, but may not otherwise assign this Agreement or their rights hereunder. The Executive may not assign or transfer this Agreement or any rights or obligations hereunder.

         6.       NOTICE.

         For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth below:

                  To the Employers: F&M Bancorp
                                    Attn.: Faye E. Cannon, President
                                    P. O. Box 518
                                    Frederick, Maryland 21705

                  To the Executive: Richard W. Phoebus, Sr.
                                    1419 Lindsay Lane
                                    Hagerstown, Maryland 21742

         7.       AMENDMENT; WAIVER.

         No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Executive and such officer or officers as may be specifically designated by the Boards of Directors of the Employers to sign on their behalf. No waiver by any party hereto at any time of any breach by any other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

         8.       CONTROLLING LAW.

         The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Maryland.

         9.       NATURE OF EMPLOYMENT AND OBLIGATIONS.

         (a) Nothing contained herein shall create or require the Employers to create a trust of any kind to fund any benefits which may be payable hereunder, and to the extent that the Executive acquires a right to receive benefits from the Employers hereunder, such right shall be no greater than the right of any unsecured general creditor of the Employers.

         (b) The obligations of the Employers under the terms of this Agreement shall be enforceable by the Executive on the basis of the respective Employers' joint and severable liability.

         10.      HEADINGS.

         The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

         11.      VALIDITY.

         If any provision of this Agreement is held to be too broad or unreasonable in duration, geographical area or scope or character of restriction to be enforced, such provision shall be modified to the extent necessary in order that any such provision shall be legally enforceable to the fullest extent permitted by law, and the parties expressly authorize any court of competent jurisdiction to enforce any such provision to the fullest extent permitted by law.

         12.      COUNTERPARTS.

         This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

13.      REGULATORY PROHIBITION.

          Notwithstanding any other provisions of this Agreement to the contrary, the obligations of the Employers and the Executive hereunder shall be suspended or limited, as the case may be, in the event that the FDIC prohibits or limits, by regulation or order, any payment hereunder pursuant to Section 18(k) of the FDIA (12 U.S.C. Section 1828(k)).

          IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

Attest:                                    F&M BANCORP, for itself and its
                                           Subsidiary, Home Federal Savings Bank


__________________________          By:    _________________________________
                                           Faye E. Cannon, President and
                                           Chief Executive Officer


--------------------------                 ---------------------------------
Witness                                    Richard W. Phoebus, Sr., Executive