Form 10-Q
period 2001-06-30
F&M BANCORP
filed 2001-08-14
CIK 736473

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12638

F&M BANCORP
(Exact name of registrant as specified in its charter)

Maryland	52-1316473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 Thomas Johnson Drive
Frederick, Maryland	21702
(Address of principal executive offices)	(Zip Code)

(301) 694-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($5 par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Common Stock of 11,002,937 shares outstanding as of August 2, 2001.

F&M BANCORP
TABLE OF CONTENTS

CONSOLIDATED BALANCE SHEETS
F&M BANCORP and Subsidiaries

	June 30,	December 31,
	2001	2000
(Dollars in thousands, except per share data)	(Unaudited)

Assets
Cash and due from banks	$58,960	$55,490
Federal funds sold	1,068	3,052
Interest-bearing deposits with banks	7,607	6,625

Total cash and cash equivalents	67,635	65,167

Loans held for sale	16,989	5,994
Investment securities:
Available for sale, at fair value	462,183	337,837
Held to maturity, fair value of $0 and $89,583, respectively	-	89,405

Total investment securities	462,183	427,242

Loans, net of unearned income	1,179,798	1,220,130
Less: Allowance for credit losses	(14,350)	(13,232)

Net loans	1,165,448	1,206,898

Bank premise and equipment, net	36,198	35,647
Other real estate owned, net	758	1,056
Interest receivable	9,874	11,172
Intangible assets	5,024	5,566
Other assets	33,443	36,502

Total assets	$1,797,552	$1,795,244

Liabilities:
Deposits:
Noninterest-bearing	$221,897	$207,872
Interest-bearing	1,247,368	1,156,160

Total deposits	1,469,265	1,364,032

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	102,279	127,395
Other short-term borrowings	1,832	110,676
Long-term borrowings	40,327	15,790
Accrued taxes and other liabilities	17,943	19,315

Total liabilities	1,631,646	1,637,208

Shareholders' equity
Common stock, par value $5 per share; authorized 50,000,000 shares; issued 11,033,305 shares, and 11,014,529 shares, respectively	55,167	55,073
Surplus	78,766	78,488
Retained earnings	29,931	25,857
Accumulated other comprehensive (loss) income	2,898	(1,382)
Treasury shares	(856)	-

Total shareholders' equity	165,906	158,036

Total liabilities and shareholders' equity	$1,797,552	$1,795,244

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
F&M BANCORP and Subsidiaries

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2001	2000	2001	2000

Interest Income:
Interest and fees on loans	$24,356	$25,051	$49,354	$48,782
Interest on deposits with banks	126	129	211	275
Interest and dividends on investment securities:
Taxable	4,919	4,594	9,777	9,239
Tax-exempt	1,393	1,467	2,864	2,953
Interest on federal funds sold	198	-	437	114

Total interest income	30,992	31,241	62,643	61,363

Interest Expense
Interest on deposits	12,477	11,094	24,906	21,940
Interest on federal funds purchased and securities sold under agreements to repurchase	905	1,624	2,168	2,906
Interest on long-term borrowings	102	2,199	1,361	3,913
Interest on other short-term borrowings	419	17	828	39

Total interest expense	13,903	14,934	29,263	28,798

Net interest income	17,089	16,307	33,380	32,565
Provision for credit losses	1,535	630	2,630	1,296

Net interest income after provision for credit losses	15,554	15,677	30,750	31,269

Noninterest Income
Service charges on deposit accounts	2,093	2,224	4,070	3,906
Insurance income	2,257	1,968	4,795	4,236
Gains on sales of loans	613	597	1,120	1,044
Gains on sales of securities	33	-	33	-
Gains on sales of property	64	(67)	108	(49)
Alternative investment & stock brokerage income	932	943	1,847	2,005
Other operating income	1,475	1,552	3,531	3,037

Total noninterest income	7,467	7,217	15,504	14,179

Noninterest Expenses
Salaries and employee benefits	9,045	8,646	17,901	17,134
Merger-related expenses	-	17	-	228
Occupancy and equipment expense	2,375	2,341	4,959	4,941
Other operating expense	4,361	4,745	9,238	9,424

Total noninterest expenses	15,781	15,749	32,098	31,727

Income before provision for income taxes	7,240	7,145	14,155	13,722
Provision for income taxes	2,029	2,277	3,964	4,138

Net Income	$5,211	$4,868	$10,191	$9,584

Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities	(50)	(743)	4,280	(1,040)

Comprehensive income	$5,161	$4,125	$14,471	$8,544

Earnings per Common Share - Basic
Based on weighted average shares outstanding of 11,019,337 in 2001, and 11,008,605 in 2000	$0.47	$0.44	$0.92	$0.87

Earnings per Common Share - Diluted
Based on weighted average shares outstanding of 11,074,453 in 2001, and 11,023,552 in 2000	$0.47	$0.44	$0.92	$0.87

Dividends per Share	$0.27	$0.27	$0.54	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiaries

(Dollars in thousands, except per share data)				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Shares	Total

Balance at December 31, 1999	$54,998	$78,248	$18,951	$(8,377)	$-	$143,820

Net income	-	-	9,584	-		9,584
Dividend reinvestment plan	(15)	14	(54)	-		(55)
Cash dividends paid ($.27 per share)	-	-	(3,413)	-		(3,413)
Stock consideration for options exercised	(3)	(5)	(4)	-		(12)
Stock options exercised	63	166	-	-		229
Other comprehensive income	-	-	-	622		622

Balance at June 30, 2000	$55,043	$78,423	$25,064	$(7,755)	$-	150,775

Balance at December 31, 2000	$55,073	$78,488	$25,857	$(1,382)	$-	$158,036

Net income	-	-	10,191	-		10,191
Dividend reinvestment plan	-	-	(154)	-		(154)
Cash dividends paid ($.27 per share)	-	-	(5,956)	-		(5,956)
Stock consideration for options exercised	(3)	(4)	(7)	-		(14)
Stock options exercised	97	282	-	-		379
Treasury shares	`				(856)	(856)
Other comprehensive income	-	-	-	4,280		4,280

Balance at June 30, 2001	$55,167	$78,766	$29,931	$2,898	$(856)	165,906

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
F&M BANCORP and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2001	2000

Cash Flows from Operating Activities
Net Income	$10,191	$9,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,630	1,296
Depreciation and amortization	1,779	1,906
Amortization of intangibles	542	586
Net premium amortization on investment securities	200	173
Decrease/(increase) in interest receivable	1,298	(1,024)
(Decrease)/increase in interest payable	(842)	658
Deferred income tax benefits	831	(229)
Amortization of net loan origination (fees)/costs	(45)	187
(Gain)/Loss on sales of property	(108)	49
Gain on sales/calls of securities	(33)	-
(Increase)/Decrease in loans held for sale	(10,995)	10,615
Decrease in other assets	3,059	18,596
Decrease in other liabilities	(529)	(2,037)
Other	497	364

Net cash provided by operating activities	8,475	40,724

Cash Flows from Investing Activities
Purchases of investment securities available for sale	(149,769)	(13,252)
Proceeds from sales/calls of securities available for sale	29,777	-
Proceeds from maturing securities available for sale	88,131	23,540
Proceeds from maturing securities held to maturity	-	3,882
Net (increase)/decrease in loans	38,868	(106,363)
Purchases of premises and equipment	(2,412)	(1,401)
Proceeds from sales of property	190	-
Other investing activities	-	(409)

Net cash provided by/(used in) investing activities	4,785	(94,003)

Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	26,660	18,168
Net increase/(decrease) in certificates of deposit	78,573	(7,263)
Net (decrease)/increase in federal funds purchased and Securities sold under agreements to repurchase	(25,116)	31,323
Net decrease in other short-term borrowings	(108,844)	(46,488)
Net increase in long-term borrowings	24,536	49,056
Cash dividends paid	(5,956)	(3,413)
Dividend reinvestment plan	(154)	(55)
Proceeds from issuance of common stock	365	217
Net increase in treasury shares	(856)	-

Net cash (used in)/provided by financing activities	(10,792)	41,545

Net increase/(decrease) in cash and cash equivalents	2,468	(11,734)

Cash and cash equivalents at beginning of year	65,167	86,320
Cash and cash equivalents at end of period	67,635	74,586

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	30,107	28,140
Cash payments for income taxes	3,693	474

Non-Cash Investing and Financing Activities
Fair value adjustment for securities available for sale,
net of income taxes	4,280	622

The accompanying notes are an integral part of these consolidated financial statements. Notes to Consolidated Financial Statements  (Unaudited)
Note 1.  Summary of Significant Accounting Policies

The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of F&M Bancorp and subsidiaries’ (“Bancorp’s”) significant accounting policies is set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Investment Securities

Investment securities are summarized as follows:

		Period Ended June 30, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$88,986	$759	$15	$89,730
Obligations of state and political subdivisions	124,123	2,082	366	125,840
Mortgage-backed securities	239,966	1,368	426	240,908

Total debt securities	453,075	4,210	807	456,478
Equity securities	5,864	-	159	5,705

Total securities available for sale	458,939	4,210	966	462,183

Held-to-maturity:
Obligations of state and political subdivisions	-	-	-	-
Mortgage-backed securities	-	-	-	-

Total securities to be held to maturity	-	-	-	-

Total investment securities	$458,939	$4,210	$966	$462,183

		Year Ended December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$171,234	$142	$1,202	$170,174
Obligations of state and political subdivisions	44,818	266	525	44,559
Mortgage-backed securities	119,185	73	1,980	117,278

Total debt securities	335,237	481	3,707	332,011
Equity securities	5,984	-	158	5,826

Total securities available for sale	341,221	481	3,865	337,837

Held-to-maturity:
Obligations of state and political subdivisions	81,034	587	493	81,128
Mortgage-backed securities	8,371	86	2	8,455

Total securities to be held to maturity	89,405	673	495	89,583

Total investment securities	$430,626	$1,154	$4,360	$427,420

Bancorp classifies its investments in debt and equity securities in two categories: held-to-maturity and available-for-sale. Securities classified as held-to-maturity are those debt securities that Bancorp has both the positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the effective interest method. Currently, Bancorp does not have any held-to-maturity securities in it's portfolio.

Securities classified as available-for-sale are equity securities with readily determinable fair values and those debt securities that Bancorp intends to hold for an indefinite period of time, but not necessarily to maturity. These securities may be sold as part of its asset/liability management strategy, or in response to significant movements in interest rates, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value, with any unrealized gains and losses reported as a separate component of shareholders’ equity, net of the related deferred tax effect.

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

The amortized cost and estimated fair values of investments at June 30, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Period Ended June 30, 2001

	Amortized	Fair
(Dollars in thousands)	Cost	Value

Available-for-sale:
Within 1 year	$30,852	$31,100
After 1 but within 5 years	75,512	77,020
After 5 but within 10 years	71,773	72,382
After 10 years	34,972	35,068
Mortgage-backed securities	239,966	240,908
Equity securities	5,864	5,705

Total investment securities	$458,939	$462,183

The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $121.6 million at June 30, 2001.

Interest earned on obligations of state and political subdivisions is exempt from federal income taxes.  However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations.  Such tax-exempt securities comprised 27.2% and 29.4% of the total carrying value of the investment portfolio at the six months ended June 30, 2001 and the year ended December 31, 2000 respectively.

Note 3. Loans

Loans, net of unearned income, consist of the following:

	Period Ended

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Real Estate Loans:
Construction and land development	$86,273	$80,632
Secured by farmland	5,826	6,508
Residential mortgage	322,479	347,440
Other mortgage	298,852	292,661
Agricultural	597	550
Commercial and industrial loans	167,564	182,020
Consumer	296,627	308,818
Other loans	1,580	1,501

Totals	$1,179,798	$1,220,130

Does not include loans held for sale

Loans to states and political subdivisions and industrial revenue bonds are included in other loans in the schedule above and in total loans in the consolidated balance sheets.

The allowance for credit losses is maintained at a level which, in management’s opinion, is considered adequate to provide for possible loan losses on loans currently held in the loan portfolio.

Note 4. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

	Period Ended

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Bank premises and land	$33,877	$32,024
Furniture and equipment	32,931	32,557
Leasehold improvements	3,476	3,482

	70,284	68,063
Less: accumulated depreciation and amortization	34,086	32,416

Net premises and equipment	$36,198	$35,647

Note 5.  Comprehensive Income

Bancorp adopted Financial Accounting Standards Board  (“FASB”) Statement No. 130, “Reporting Comprehensive Income,” effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to a benefit of $18 thousand and a provision of $578 thousand for the six months ended June 30, 2001 and 2000, respectively. Income taxes allocated to other comprehensive income amounted to a provision of $2.7 million and $391 thousand for the six months ended June 30, 2001 and 2000, respectively.

Note 6.  Earnings Per Share

Earnings per share (“EPS”) data is computed and presented in accordance with FASB Statement No. 128, “Earnings Per Share.” As prescribed by the Statement, the presentation of primary EPS has been replaced with the dual presentation of basic and diluted EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common shareholders (“numerator”) by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits (“denominator”). Diluted EPS reflects the potential dilution that could occur if outstanding stock options or other contracts to issue common stock, if any, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus the dilutive effect of outstanding stock options.

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income	$5,211	$4,868	$10,191	$9,584

Basic EPS, net of treasury shares
Shares	11,019,337	11,008,605	11,020,857	11,008,468
EPS	$0.47	$0.44	$0.92	$0.87
Dilutive shares
Stock options	55,116	14,947	42,190	16,824
EPS	$0.00	$0.00	$0.00	$0.00
Diluted EPS, net of treasury shares
Shares including options	11,074,453	11,023,552	11,063,047	11,025,292
EPS	$0.47	$0.44	$0.92	$0.87

Note 7.  Future Changes in Accounting Principles

In June, 1999, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, which calls for derivatives to be recognized on the consolidated balance sheet at fair value and for subsequent changes in fair value to be recognized in the consolidated statement of income and comprehensive income.  However, because non-derivative and non-financial transactions are still measured using a mix of historical and current prices, the Statement retains special accounting for gains and losses when derivatives are used in qualifying hedges of assets, liabilities, and future transactions.  The Statement unifies qualifying criteria for hedges involving all types of derivatives, requiring that a company document, designate, and assess the effectiveness of its hedges. For hedges that meet the Statement’s criteria, the derivative’s gains and losses will be allowed to offset gains and losses on, or forecasted cash flows of, the hedged item

Among a number of other provisions, the Statement will also allow entities to reclassify held-to-maturity securities without calling into question management’s intent for the remainder of its securities portfolios. On January 1, 2001 the Bancorp adopted this Statement and elected to reclassify its entire held-to-maturity portfolio into the available-for-sale portfolio.

For calendar-year companies such as Bancorp, the Statement, as amended by SFAS No. 137, took effect on January 1, 2001.  The adoption of this statement on January 1, 2001 had no effect on Bancorp's earnings as the Bancorp did not carry any derivative instruments on its books during the period from January 1, 2001 to June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141,"Business Combinations" (effective July 1, 2001) and SFAS No. 142,"Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The U.S. economy continued it’s slow pace during the second quarter of 2001, even as the Federal Reserve Bank maintained it’s easy money policy by lowering short-term interest rates an additional 1.00%. Competition among financial institutions for new loans intensified as prepayments of existing loans accelerated and capital spending by corporate customers was delayed. With a bearish stock market, many investors chose to move their money into more risk-free bank deposits. F&M Bancorp’s results have been impacted by these economic conditions as reflected in our slower loan growth, rapid deposit growth and an improvement in the net interest margin, as the deposits replaced higher cost wholesale funds.

Net income for the quarter ended June 30, 2001 increased to a record $5.21 million or $.47 per share, a 7% increase over the $4.87 million or $.44 per share for the second quarter of 2000. For the six months ended June 30, 2001, net income increased 6% to $10.19 million or $.92 per share from the $9.58 million or $.87 per share for the six months ended June 20, 2000.

F&M Bancorp’s key performance ratios continue to be strong. Second quarter of 2001 results produced a return on average assets of 1.19% and a return on average equity of 12.60%. The earnings produced in the six months ended June 30, 2001 represent a return on average assets of 1.17% and a return on average equity of 12.50%. These financial performance ratios are indicative of F&M Bancorp’s earnings strength and effective balance sheet management.

During the quarter ended June 30, 2001, the Bancorp initiated a charter consolidation plan as part of an ongoing effort to improve long-term shareholder value. Under the program, our community bank affiliates were combined under a single state of Maryland operating charter. This plan will result in improved efficiencies by eliminating operational redundancies.

Certain information included in the following section of this report, other than historical information, may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "likely", "unlikely", "continue", or similar terms. Although Bancorp believes that the expectations reflected in such forward–looking statements are reasonable, actual results may differ from those projected in the forward-looking statements.

Results of Operations

Net Interest Income

F&M Bancorp’s principal source of revenue is net interest income, the difference between interest income on earnings assets and interest expense on deposits and borrowings. Interest income for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. The presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with the following table – “Consolidated Average Balances, Interest and Average Rates.”

For the three months ended June 30, 2001, the Bancorp’s taxable-equivalent net interest income of $17.9 million was 4.4% greater to the comparable quarter in the prior year. The lower interest rate environment favorably impacted the Bancorp’s borrowing costs for both core deposits and wholesale funding and led to a net interest margin in the second quarter that widened to 4.38%  — an increase of 0.17% compared to the same period last year.

The Bancorp’s taxable-equivalent net interest income of $35.0 million in the first half 2001 increased 2.2% compared to the prior year. This increase was driven by $26.5 million in additional loans outstanding as well as a $16.9 million growth in demand deposit accounts. Net interest margin in the first half 2001 was 4.27%, relatively unchanged from 4.26% in the first half of 2000.

Consolidated Average Balances, Interest and Average Rate (Unaudited)

			Three Months Ended June 30,

	2001			2000

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest earning assets:
Short-term funds	$29,713	$325	4.44%	$10,689	$140	5.27%
Investment securities:
Taxable	305,941	4,916	6.52%	289,979	4,593	6.37%
Tax-exempt (1)	125,980	2,111	6.80%	132,429	2,189	6.65%

Total investment securities	431,921	7,027	6.60%	422,408	6,782	6.46%

Loans, net, including loans held for sale(1)	1,192,353	24,409	8.30%	1,202,274	25,154	8.41%

Total interest-earning assets	1,653,987	31,761	7.79%	1,635,371	32,076	7.89%

Total noninterest-earning assets	107,595			111,051

Total assets	$1,761,582			$1,746,422

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$149,489	$810	2.20%	$159,435	$854	2.15%
Checking	185,507	555	1.21%	188,947	971	2.07%
Money market accounts	282,739	2,356	3.38%	259,440	2,549	3.95%
Certificates of deposit	609,584	8,757	5.83%	517,890	6,719	5.22%

Total interest-bearing deposits	1,227,319	12,478	4.12%	1,125,712	11,093	3.96%

Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	95,178	905	3.86%	115,849	1,625	5.64%
Other short term borrowings	7,842	102	5.28%	8,519	108	5.10%

Total short term borrowings	103,020	1,007	3.96%	124,368	1,733	5.60%
Long-term borrowings	39,900	418	4.25%	142,600	2,142	6.04%

Total borrowed funds	142,920	1,425	4.04%	266,968	3,875	5.84%

Total interest-bearing liabilities	1,370,239	13,903	4.11%	1,392,680	14,968	4.32%
Noninterest-bearing liabilities:
Demand deposits	208,721			189,970
Other liabilities	16,795			17,426
Shareholders' equity	165,827			146,346

Total liabilities and shareholders' equity	$1,761,582			$1,746,422

Net interest income		$17,858			$17,108
Net interest spread			3.67%			3.57%
Net interest margin			4.38%			4.21%

(1) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory rate of 35 percent. In addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated. Consolidated Average Balances, Interest and Average Rate (Unaudited)

			Six Months Ended June 30,

	2001			2000

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Interest earning assets:
Short-term funds	$22,161	$648	5.90%	$16,404	$401	4.92%
Investment securities:
Taxable	303,263	9,777	6.50%	293,180	9,237	6.34%
Tax-exempt (1)	126,365	4,341	6.93%	132,390	4,476	6.80%

Total investment securities	429,628	14,118	6.63%	425,570	13,713	6.48%

Loans, net, including loans held for sale(1)	1,199,163	9,455	8.32%	1,172,584	48,885	8.38%

Total interest-earning assets	1,650,952	64,220	7.84%	1,614,558	62,999	7.85%

Total noninterest-earning assets	110,739			101,983

Total assets	$1,761,691			$1,716,541

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits
Savings	$165,482	$1,586	1.93%	$164,228	$1,795	2.20%
Checking	182,923	1,411	1.56%	192,455	2,031	2.12%
Money market accounts	266,225	4,941	3.74%	244,830	4,628	3.80%
Certificates of deposit	589,891	16,968	5.80%	524,774	13,486	5.17%

Total interest-bearing deposits	1,204,521	24,906	4.17%	1,126,287	21,940	3.92%

Short-term borrowings:
Federal funds purchased and securities
sold under agreements to repurchase	96,175	2,169	4.55%	108,670	2,910	5.39%
Other short term borrowings	41,681	1,361	6.58%	1,603	50	6.27%

Total short term borrowings	137,856	3,530	5.16%	110,273	2,960	5.40%
Long-term borrowings	35,480	828	4.71%	131,781	3,912	5.97%

Total borrowed funds	173,336	4,358	5.07%	242,054	6,872	5.71%

Total interest-bearing liabilities	1,377,857	29,264	4.28%	1,368,341	28,812	4.23%
Noninterest-bearing liabilities:
Demand deposits	202,575			185,656
Other liabilities	16,891			17,664
Shareholders' equity	164,368			144,880

Total liabilities and shareholders' equity	$1,761,691			$1,716,541

Net interest income		$34,956			$34,187
Net interest spread			3.56%			3.61%
Net interest margin			4.27%			4.26%

(1) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory rate of 35 percent. In addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated. Provision for Credit Losses.

The provision for credit losses for the second quarter of 2001 was increased by $905 thousand over the year-ago quarter to reflect the slower economic conditions. For the six-month period ended June 30, 2001, the provision increased to $2.6 million as compared to $1.3 million for the same period last year. It was management’s belief that the continued slowdown in the economy warranted an increase in the risk factor associated with slowing economic conditions.

Noninterest Income.

For the first half of 2001, noninterest income increased 9% from the comparable period of the previous year. These increased revenues were the result of increased insurance sales and mortgage banking services during the period. Compared with the first half of 2000, insurance revenue grew 13%, and income from mortgage banking operations grew by 7%. Noninterest income as a percentage of net revenues increased from 29.3% for the first half of 2000 to 30.7% for the current year.

Noninterest Expense.

Noninterest expense is made up of those expenses incurred to run and operate the Bancorp.  The Bancorp’s efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income)  for the second quarter of 2001 was 62.3%, well below the previous quarter and the year-ago comparable quarter. It is important to note that our business strategy includes the diversification of our revenue stream through insurance sales. This line of business has a different cost structure than traditional banking and therefor drives our efficiency ratio higher than some of our peers. The efficiency ratio for the second quarter of 2001 excluding the insurance business was 60.1%.

The Bancorp continued to focus on expense control as evidenced by the 0% increase in noninterest expense from the year-ago quarter and a decrease of 3% from the previous quarter. When compared to the prior year quarter, salaries and employee benefits increased 5%, occupancy and equipment expense increased 2%, and other operating expenses decreased 8%.

Total noninterest expense for the first half of 2001 increased 1%, or $371 thousand over the prior year comparable period.  Salaries and employee benefits increased 5%, occupancy and equipment rose less than 1% and other operating expenses including merger-related expense decreased 4%.

Income Taxes.

Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective income tax expense rate differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

For the second quarter of 2001, provision for income taxes declined by 11% to $2.029 million from the previous year quarter. The second quarter 2001 effective tax rate was 28% compared to 32% in the prior year. For the six months ended June 30, 2001, the  provision for income taxes decreased 4% to $3.964 million from the comparable 2000 period.  The first half of 2001 effective tax rate was 28% compared to 30% in the prior year.

Nonperforming Assets.

The Bancorp’s asset quality continues to be sound with nonperforming assets at only 0.12% of total assets at the end of the second quarter. Total nonperforming assets at June 30, 2001 were $2.1 million, a 72% decrease from the previous year. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

Potential Problem Loans.

At June 30, 2001, Bancorp had $18.0 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

  Nonperforming Assets and Contractually Past-Due Loans

	Six Months Ended

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Nonperforming assets:
Nonaccrual loans (1)	$1,341	$2,669
Other real estate owned net of valuation allowance (2)	758	1,057

Total nonperforming assets	$2,099	$3,726

Loans past due 90 or more days as to interest or principal (3)	$2,205	$1,230
Nonperforming loans to total loans	0.11%	0.22%
Nonperforming assets to total loans plus other real estate owned	0.18%	0.30%
Nonperforming assets to total assets	0.12%	0.21%
Allowance for credit losses times nonperforming loans	10.70	4.96
Allowance for credit losses times nonperforming assets	6.84	3.55

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

(2)          Other real estate owned includes: banking premises no longer used for business purposes and real estate acquired by foreclosure (in partial or complete satisfaction of debt), or otherwise surrendered by the borrower to Bancorp’s possession. Other real estate owned is recorded at the lower of cost or fair value on the date of acquisition or transfer from loans. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequent to transfer, these assets are adjusted through a valuation allowance to the lower of the net carrying value or the fair value (net of estimated selling expenses) based on periodic appraisals.

(3)          Nonaccrual loans are not included.

Allowance for Credit Losses.

At June 30, 2001, the allowance for credit losses was $14.4 million or 1.20% of total loans with net charge-offs of less than 0.13% of average loans outstanding during the first half of 2001.

The allowance for credit losses is maintained at a level, which in management's judgment is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The methodology for assessing the appropriateness of the allowance consists of three primary elements:

   – The Formula Allowance. The formula allowance is calculated by applying historically determined loss factors to outstanding business loans based on credit risk ratings and for pools of homogeneous loans. Individually risk rated loan loss factors is determined using average annual net charge–off rates for the most recent two years. Pooled loans are loans that are homogeneous in nature such as consumer installment and residential mortgage loans. Pooled loan loss factors are based on net charge–offs experienced over the past year. The historic loss factors on the risk rated loans and the pooled loans are then considered for either positive or negative adjustment in an attempt to reflect the current dynamics of the portfolios. These adjustments in the loss factors are tied to management's evaluation of a number of factors including: 1) changes in the trend of the volume and severity of past due, classified and non–accrual assets; 2) changes in the nature and volume of the portfolio; 3) changes in lending policies, underwriting standards, or collection practices; 4) changes in the experience, ability, depth of lending management and staff; 5) portfolio concentrations; and 6) changes in the national or local economy.

   – Specific Allowances for Identified Problem Loans. The amount of specific reserves is determined through a loan–by–loan analysis of non–performing loans. The analysis considers expected future cash flows, the value of collateral or other factors that may impact the borrower's ability to repay.

   – The Unallocated Allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management's subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

While management believes the allowance for credit losses was adequate at June 30, 2001, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses

	Period ended

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Average loans outstanding less average unearned income (1)	$1,193,491	$1,197,648

Allowance for credit losses at beginning of period	$13,232	$13,068
Charge-offs:
Real estate	156	630
Commercial and industrial	115	1,009
Consumer	2,588	3,887

Total loans charged-off	2,859	5,526

Recoveries:
Real estate	1	189
Commercial and industrial	106	80
Consumer	1,240	2,185

Total recoveries	1,347	2,454

Net charge-offs	1,512	3,072

Additions charged to operating expense	2,630	3,236

Allowance for credit losses at end of period	$14,350	$13,232

Net charge-offs to average loans outstanding	0.13%	0.26%

(1) Excludes loans held for sale

The following table presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

Allocation of Allowance for Credit Losses

	Period Ended

	June 30, 2001		December 31, 2000

		% of Total		% of Total
(Dollars in thousands)	Amount	Allowance	Amount	Allowance

Real estate loans:
Construction and land development	$1,459	10.2%	$1,866	14.1%
Residential mortgage	837	5.8%	690	5.2%
Other mortgage	3,623	25.2%	3,651	27.6%
Commercial and industrial	1,660	11.6%	2,073	15.7%
Consumer	5,379	37.5%	3,940	29.8%
Unallocated	1,392	9.7%	1,012	7.6%

Totals	$14,350	100.0%	$13,232	100.0%

Capital Resources

It is Bancorp's policy to maintain a level of capital sufficient to protect the company's depositors, creditors, and shareholders, and to support Bancorp's growth. The principal source of capital is retained earnings.

The Board and the regulatory authorities maintain capital adequacy guidelines applicable to Bancorp and the Bank, respectively. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were "well capitalized" at June 30, 2001 and December 31, 2000.

Shareholders’ equity totaled $165.9 million at June 30, 2001, or $15.08 per share compared to $146 million, or $13.70 per share at June 30, 2000.

During the second quarter of 2001, we announced a 500,000 share repurchase program to optimize the returns on our invested capital. Through June 30, 2001 we have repurchased 34,600 shares at an average price of $25.98. We will continue to purchase shares from time to time in the future depending on market conditions

Bancorp's risk-based capital and leverage capital ratios as of June 30, 2001, were as follows:

Capital Ratios

	Risk-based Capital Six Months Ended June 30, 2001

	Tier 1	Total	Leverage
	Capital	Capital	Ratios

Actual	12.43%	13.55%	9.04%
Regulatory Minimum	4.00%	8.00%	3.00%

Excess	8.43%	5.55%	6.04%

Fair value adjustments to shareholders’ equity for changes in the fair value of securities classified as available-for-sale are excluded from the calculation of these capital ratios in accordance with regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk is defined as the future changes in market prices that increase or decrease the value of financial instruments, i.e. cash, investments, loans, deposits and debt.  Included in market risk are interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.  Bancorp’s primary source of market risk is interest rate risk.  Market risk-sensitive financial instruments are entered into for purposes other than trading.

Interest rate risk refers to the exposure of Bancorp’s earnings and capital to changes in interest rates. This risk is driven by potential mismatches resulting in timing differences in the repricing of assets, liabilities and the potential impact of explicit and embedded options. The goal of asset/liability management is to maintain high-quality and consistent growth of net interest income, while maintaining acceptable levels of risk to changes in interest rates, and acceptable levels of capital and liquidity. This goal is achieved by influencing the maturity and repricing of assets and liabilities and by managing discretionary portfolios.

There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on Bancorp’s earnings and capital.  Re-pricing risk arises largely from timing differences in the pricing of assets and liabilities.  Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower rates.  Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally.  Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

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

Management believes that interest rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities.  The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Assumption testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and balance sheet growth.  The Bancorp's policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0 percent for the up or down 300 basis points scenarios when compared with the flat rate scenario.  Management has generally maintained a risk position well within the policy guideline level.  The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a 3.7% decrease in net interest income at June 30, 2001.  A 300 basis point decrease in rates over the next 12 months would cause approximately a 0.9% increase in net interest income.

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

(b)        Reports on Form 8-K

1. Report on Form 8-K, Item 5. Other Event, was filed April 2, 2001. Announce its application to become a state chartered bank, filed on December 14, 2000, was approved by the Maryland State Commissioner of Financial Regulation, and that it has commenced operations at Farmers & Mechanics Bank, a state-chartered bank, effective April 1, 2001.

2. Report on Form 8-K, Item 5. Other Event, was filed June 22, 2001. Announced it has completed the consolidation of its two banking subsidiaries into one state banking charter. Effective June1st, Home Federal Savings Bank began operating as a division of Farmers &Mechanics Bank.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&M BANCORP

(Registrant)

August 10, 2000	/s/ Faye E. Cannon

Date	FAYE E. CANNON
PRESIDENT AND CEO

August 10, 2000	/s/ Kaye A. Simmons

Date	KAYE A. SIMMONS
CFO AND TREASURER