Form 10-Q
period 2001-09-30
F&M BANCORP
filed 2001-11-14
CIK 736473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12638

F&M BANCORP

(Exact name of registrant as specified in its charter)

Maryland	52-1316473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Thomas Johnson Drive
Frederick, Maryland 21702
(Address of principal executive offices) (Zip Code)

(301) 694-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($5 par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Common Stock of 10,864,581 shares outstanding as of November 2, 2001.

F&M BANCORP

CONSOLIDATED BALANCE SHEETS (Unaudited)
F&M BANCORP and Subsidiaries
	September 30,	December 31,
	2001	2000
(Dollars in thousands, except per share data)	(Unaudited)

Assets
Cash and due from banks	$58,580	$55,490
Federal funds sold	23,095	3,052
Interest-bearing deposits with banks	2,484	6,625
Total cash and cash equivalents	84,159	65,167
Loans held for sale	17,086	5,994
Investment securities:
Available for sale, at fair value	501,735	337,837
Held to maturity, fair value of $0 and $88,584, respectively	-	89,405
Total investment securities	501,735	427,242
Loans, net of unearned income	1,178,950	1,220,130
Less: Allowance for credit losses	(14,219)	(13,232)
Net loans	1,164,731	1,206,898
Bank premise and equipment, net	36,334	35,647
Other real estate owned, net	667	1,056
Interest receivable	10,322	11,172
Intangible assets	4,721	5,566
Other assets	32,219	36,502
Total assets	$1,851,974	$1,795,244

Liabilities:
Deposits:
Noninterest-bearing	$214,933	$207,872
Interest-bearing	1,274,659	1,156,160
Total deposits	1,489,592	1,364,032
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	108,744	127,395
Other short-term borrowings	1,772	110,676
Long-term borrowings	65,003	15,790
Accrued taxes and other liabilities	17,908	19,315
Total liabilities	1,683,019	1,637,208
Shareholders' equity
Common stock, par value $5 per share; authorized 50,000,000 shares; issued 11,037,840 shares, and 11,014,529 shares, respectively	55,189	55,073
Surplus	78,841	78,488
Retained earnings	32,461	25,857
Accumulated other comprehensive (loss) income	6,153	(1,382)
Treasury shares	(3,689)	-
Total shareholders' equity	168,955	158,036
Total liabilities and shareholders' equity	$1,851,974	$1,795,244

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
F&M BANCORP and Subsidiaries
(Dollars in thousands, except per share data)

Three Months Ended

			Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest Income:
Interest and fees on loans	$23,873	$25,915	$73,227	$74,626
Interest on deposits with banks	87	104	299	379
Interest and dividends on investment securities:
Taxable	5,002	4,624	14,778	13,863
Tax-exempt	1,377	1,432	4,242	4,385
Interest on federal funds sold	130	64	568	178
Total interest income	30,469	32,139	93,114	93,430
Interest Expense
Interest on deposits	12,045	11,680	36,952	33,618
Interest on federal funds purchased and securities sold under agreements to repurchase	769	1,760	2,938	4,668
Interest on long-term borrowings	595	2,422	1,423	6,335
Interest on other short-term borrowings	16	28	1,376	75
Total interest expense	13,425	15,891	42,689	44,696
Net interest income	17,044	16,248	50,425	48,734
Provision for credit losses	430	1,215	3,060	2,511
Net interest income after provision for credit losses	16,614	15,033	47,365	46,223
Noninterest Income
Service charges on deposit accounts	2,062	2,071	6,133	5,901
Insurance income	2,134	1,910	6,928	6,146
Gains on sales of loans	2,136	1,479	3,256	2,523
Gains on sales of securities	19	633	52	633
Gains on sales of property	130	92	238	43
Alternative investment & stock brokerage income	872	971	2,719	2,976
Other operating income	1,558	1,511	5,088	4,635
Total noninterest income	8,911	8,667	24,415	22,855
Noninterest Expenses
Salaries and employee benefits	10,717	9,507	28,618	26,641
Merger-related expenses	-	7	-	318
Occupancy and equipment expense	2,417	2,228	7,376	7,146
Other operating expense	4,609	4,758	13,848	14,217
Total noninterest expenses	17,743	16,500	49,842	48,321
Income before provision for income taxes	7,782	7,200	21,938	20,757
Provision for income taxes	2,269	2,230	6,235	6,280
Net Income	$5,513	$4,970	$15,703	$14,477
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on securities	$3,243	$1,946	$7,502	$2,150
Reclassification adjustment for gains included in net income	12	-	33	418
Other comprehensive income	3,255	1,946	7,535	2,568
Comprehensive income	$8,768	$6,916	$23,238	$17,045
Earnings per Common Share - Basic
Based on weighted average shares outstanding of 11,002,801 in 2001, and 11,009,477 in 2000	$0.50	$0.44	$1.43	$1.31
Earnings per Common Share - Diluted
Based on weighted average shares outstanding of 11,049,532 in 2001, and 11,076,718 in 2000	$0.50	$0.44	$1.42	$1.31
Dividends per Share	$0.27	$0.27	$0.81	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
F&M BANCORP and Subsidiaries

(Dollars in thousands, except per share data)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total

Balance at December 31, 1999	$54,998	$78,248	$18,951	$(8,377)	$-	$143,820

Net income	-	-	14,477	-	-	14,477
Dividend reinvestment plan	(15)	13	(68)	-	-	(70)
Cash dividends paid ($.27 per share)	-	-	(9,359)	-	-	(9,359)
Stock consideration for options exercised	(3)	(5)	(4)	-	-	(12)
Stock options exercised	83	214	-	-	-	297
Other comprehensive income	-	-	-	2,568	-	2,568
Balance at September 30, 2000	$55,063	$78,470	$23,997	$(5,809)	$-	151,721

Balance at December 31, 2000	$55,073	$78,488	$25,857	$(1,382)	$-	$158,036

Net income	-	-	15,703	-	-	15,703
Dividend reinvestment plan	-	-	(164)	-	-	(164)
Cash dividends paid ($.27 per share)	-	-	(8,928)	-	-	(8,928)
Stock consideration for options exercised	(3)	(4)	(7)	-	-	(14)
Stock options exercised	119	357	-	-	-	476
Treasury shares	-	-	-	-	(3,689)	(3,689)
Other comprehensive income	-	-	-	7,535	-	7,535
Balance at September 30, 2001	$55,189	$78,841	$32,461	$6,153	$(3,689)	168,955

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
F&M Bancorp and Subsidiaries
	Nine Months Ended
	September 30,
(Dollars in thousands)	2001	2000
Cash Flows from Operating Activities
Net Income	$15,703	$14,477
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	3,060	2,511
Depreciation and amortization	2,655	3,242
Amortization of intangibles	845	853
Net premium amortization on investment securities	523	246
Decrease/(increase) in interest receivable	850	(1,185)
(Decrease)/increase in interest payable	(970)	795
Deferred income tax benefits	1,527	626
Amortization of net loan origination costs (fees)	54	199
Gain on sales of property	(238)	(43)
Gain on sales/calls of securities	(52)	(633)
(Increase)/decrease in loans held for sale	(11,092)	9,771
Decrease in other assets	2,755	16,337
Decrease in other liabilities	(437)	(568)
Other	(216)	(1,301)
Net cash provided by operating activities	14,967	45,327
Cash Flows from Investing Activities
Purchases of investment securities held to maturity		(490)
Purchases of investment securities available for sale	(253,456)	(39,037)
Proceeds from sales of securities available for sale	15,038	1,429
Proceeds from maturing securities available for sale	171,679	42,672
Proceeds from maturing securities held to maturity	-	8,643
Net decrease/(increase) in loans	39,056	(110,186)
Purchases of premises and equipment	(3,580)	(3,665)
Proceeds from sales of property	389	-
Other investing activities	-	(85)
Net cash used in investing activities	(30,874)	(100,719)
Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	27,321	3,274
Net increase in certificates of deposit	98,239	8,439
Net (decrease)/increase in federal funds purchased and securities sold under agreements to repurchase	(18,651)	21,988
Net (decrease) in other short-term borrowings	(108,904)	(46,190)
Net increase in long-term borrowings	49,213	48,968
Cash dividends paid	(8,928)	(9,359)
Dividend reinvestment plan	(164)	(70)
Proceeds from issuance of common stock	462	285
Net increase in treasury shares	(3,689)	-
Net cash provided by financing activities	34,899	27,335
Net increase/(decrease) in cash and cash equivalents	18,992	(28,057)
Cash and cash equivalents at beginning of year	65,167	86,320
Cash and cash equivalents at end of period	84,159	58,263
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	30,235	43,901
Cash payments for income tax	3,693	4,644
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available for sale, net of income taxes	7,535	2,568

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

Note 2. Investment Securities

Investment securities are summarized as follows:

	September 30, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,002	$1,019	$-	$58,021
Obligations of state and political subdivisions	122,089	3,155	39	125,204
Mortgage-backed securities	304,118	4,269	46	308,342
Total debt securities	483,208	8,443	85	491,566
Equity securities	10,302	-	133	10,169
Total securities available for sale	493,510	8,443	218	501,735
Held-to-maturity:
Obligations of state and political subdivisions	-	-	-	-
Mortgage-backed securities	-	-	-	-
Total securities to be held to maturity	-	-	-	-
Total investment securities	$493,510	$8,443	$218	$501,735

	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$171,234	$142	$1,202	$170,174
Obligations of state and political subdivisions	44,818	266	525	44,559
Mortgage-backed securities	119,185	73	1,980	117,278
Total debt securities	335,237	481	3,707	332,011
Equity securities	5,984	-	158	5,826
Total securities available for sale	341,221	481	3,865	337,837
Held-to-maturity:
Obligations of state and political subdivisions	81,034	587	493	81,128
Mortgage-backed securities	8,371	86	2	8,455
Total securities to be held to maturity	89,405	673	495	89,583
Total investment securities	$430,626	$1,154	$4,360	$427,420

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

The amortized cost and estimated fair values of investments at September 30, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2001
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available-for-sale:
Within 1 year	$32,880	$33,165
After 1 but within 5 years	55,750	57,611
After 5 but within 10 years	59,727	61,101
After 10 years	30,734	31,347
Mortgage-backed securities	304,118	308,342
Equity securities	10,302	10,169
Total investment securities	$493,510	$501,735

The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances, and for other purposes as required and permitted by law, totaled $205.3 million at September 30, 2001.

Interest earned on obligations of state and political subdivisions is exempt from federal income taxes.  However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations.  Such tax-exempt securities comprised 25.0% and 29.4% of the total carrying value of the investment portfolio at the nine months ended September 30, 2001 and the year ended December 31, 2000 respectively.

Note 3. Loans

Loans, net of unearned income, consist of the following:

	Period Ended
	September 30,	December 31,
(Dollars in thousands)	2001	2000
Real Estate Loans:
Construction and land development	$91,959	$80,632
Secured by farmland	5,750	6,508
Residential mortgage	311,145	347,440
Other mortgage	316,157	292,661
Agricultural	431	550
Commercial and industrial loans	164,105	182,020
Consumer	287,974	308,818
Other loans	1,429	1,501
Totals	$1,178,950	$1,220,130

Does not include loans held for sale

Loans to states and political subdivisions and industrial revenue bonds are included in other loans in the schedule above and in total loans in the consolidated balance sheets.

The allowance for credit losses is maintained at a level which, in management’s opinion, is considered adequate to absorb losses inherent in the loan portfolio.

Note 4. Bank Premises and Equipment

Investments in bank premises and equipment are as follows:

	Period Ended
	September 30,	December 31,
(Dollars in thousands)	2001	2000
Bank premises and land	$34,242	$32,024
Furniture and equipment	31,290	32,557
Leasehold improvements	5,612	3,482
	71,144	68,063
Less: accumulated depreciation and amortization	34,810	32,416
Net premises and equipment	$36,334	$35,647

Note 5.  Comprehensive Income

Bancorp adopted Financial Accounting Standards Board  (“FASB”) Statement No. 130, “Reporting Comprehensive Income,” effective January 1, 1998. Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to a provision of $2.0 million and $1.2 million for the three months ended September 30, 2001 and 2000, respectively. Income taxes allocated to other comprehensive income amounted to a provision of $4.7 million and $1.6 million for the nine months ended September 30, 2001 and 2000, respectively.

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

(Dollars in thousands except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$5,513	$4,970	$15,703	$14,477
Basic EPS, net of treasury shares
Shares	10,967,281	11,011,474	11,002,801	11,009,477
EPS	$0.50	$0.44	$1.43	$1.31
Dilutive shares
Stock options	59,097	57,969	46,731	67,241
EPS	$0.00	$0.00	$0.01	$0.00
Diluted EPS, net of treasury shares
Shares including options	11,026,378	11,069,443	11,049,532	11,076,718
EPS	$0.50	$0.44	$1.42	$1.31

Note 7.  Future Changes in Accounting Principles

In June, 1999, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, which calls for derivatives to be recognized on the consolidated balance sheet at fair value and for subsequent changes in fair value to be recognized in the consolidated statement of income and comprehensive income.  However, because non-derivative and non-financial transactions are still measured using a mix of historical and current prices, the Statement retains special accounting for gains and losses when derivatives are used in qualifying hedges of assets, liabilities, and future transactions.  The Statement unifies qualifying criteria for hedges involving all types of derivatives, requiring that a company document, designate, and assess the effectiveness of its hedges. For hedges that meet the Statement’s criteria, the derivative’s gains and losses will be allowed to offset gains and losses on, or forecasted cash flows of, the hedged item

Among a number of other provisions, the Statement will also allow entities to reclassify held-to-maturity securities without calling into question management’s intent for the remainder of its securities portfolios. On January 1, 2001 the Bancorp adopted this Statement and elected to reclassify its entire held-to-maturity portfolio into the available-for-sale portfolio.

For calendar-year companies such as Bancorp, the Statement, as amended by SFAS No. 137, took effect on January 1, 2001.  The adoption of this statement on January 1, 2001 had no effect on Bancorp's earnings, as the Bancorp did not carry any derivative instruments on its books during the period from January 1, 2001 to September 30, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141,"Business Combinations" (effective July 1, 2001) and SFAS No. 142,"Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has adoption of SFAS No. 142 as of June 30, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The U.S. economy continued its slow pace during the third quarter of 2001, even as the Federal Reserve Bank maintained its easy money policy by lowering short-term interest rates an additional 0.75%. Competition among financial institutions for new loans intensified as prepayments of existing loans accelerated and capital spending by corporate customers was delayed. With a bearish stock market, many investors chose to move their money into more risk-free bank deposits. F&M Bancorp’s results have been impacted by these economic conditions as reflected in our slower loan growth, rapid deposit growth and an improvement in the net interest margin, as the deposits replaced higher cost wholesale funds.

Net income for the quarter ended September 30, 2001 increased to a record $5.51 million or $.50 per share, a 10.9% increase over the $4.97 million or $.44 per share for the third quarter of 2000. For the nine months ended September 30, 2001, net income increased 8.5% to $15.7 million or $1.43 per share from the $14.48 million or $1.31 per share for the nine months ended September 30, 2000.

F&M Bancorp’s key performance ratios continue to be strong. Third quarter of 2001 results produced a return on average assets of 1.21% and a return on average equity of 13.01%. The earnings produced in the nine months ended September 30, 2001 represent a return on average assets of 1.18% and a return on average equity of 12.68%. These financial performance ratios are indicative of F&M Bancorp’s earnings strength and effective balance sheet management.

During the quarter ended June 30, 2001, the Bancorp initiated a charter consolidation plan as part of an ongoing effort to improve long-term shareholder value. Under the program, our community bank affiliates were combined under a single state of Maryland operating charter. This plan will result in improved efficiencies by eliminating operational redundancies.

Certain information included in the following section of this report, other than historical information, may contain certain forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward–looking statements are identified by terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "likely", "unlikely", "continue", or similar terms. Although Bancorp believes that the expectations reflected in such forward–looking statements are reasonable, actual results may differ from those projected in the forward–looking statements.

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

For the three months ended September 30, 2001, the Bancorp’s taxable-equivalent net interest income of $17.8 million was 5.0% greater than the comparable quarter in the prior year. The lower interest rate environment favorably impacted the Bancorp’s borrowing costs for both core deposits and wholesale funding in comparison to last year and led to a net interest margin in the third quarter that increased to 4.18%  -- an increase of 0.09% compared to the same period last year.

The Bancorp’s taxable-equivalent net interest income of $53.0 million in the nine months ended September  2001 increased 3.1% compared to the prior year. This increase was driven by $26.5 million in additional loans outstanding as well as a shift in funding from higher cost borrowings into deposits which are typically a less expensive funding alternative. Net interest margin in the nine months ended September 30, 2001 was 4.24%, up slightly from 4.20% in the first nine months of 2000.

Consolidated Average Balances, Interest and Average Rate (Unaudited)
	Three Months Ended
	September 30,
	2001			2000
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Short-term funds	$23,472	$217	3.67%	$8,903	$156	6.97%
Investment securities
Taxable	352,855	5,002	5.62%	289,167	4,624	6.36%
Tax-exempt (1)	124,124	2,086	6.67%	130,282	2,169	6.62%
Total investment securities	476,979	7,089	5.90%	419,449	6,793	6.44%
Loans, net, including loans held for sale(1)	1,188,826	23,915	7.98%	1,221,255	25,892	8.43%
Total interest-earning assets	1,689,277	31,220	7.34%	1,649,607	32,841	7.92%
Total noninterest-earning assets	118,097			113,028
Total assets	$1,807,374			$1,762,635

LIABILITIES
Interest bearing liabilities:
Interest bearing deposits
Savings	$123,623	$607	1.95%	$151,448	$829	2.18%
Checking	235,442	506	0.85%	187,242	902	1.92%
Money market accounts	266,580	2,068	3.08%	263,797	2,790	4.21%
Certificates of deposit	631,557	8,865	5.57%	523,067	7,157	5.44%
Total interest bearing deposits	1,257,202	12,046	3.80%	1,125,554	11,678	4.13%
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	101,946	769	2.99%	123,387	1,761	5.68%
Other short term borrowings	1,881	16	3.37%	114,603	1,956	6.79%
Total Short Term Borrowings	103,827	785	3.00%	237,990	3,717	6.21%
Long term borrowings	45,990	595	5.13%	36,709	492	5.33%
Total borrowed funds	149,817	1,380	3.65%	274,699	4,209	6.10%
Total interest bearing liabilities	1,407,019	13,426	3.79%	1,400,253	15,887	4.51%
Non-interest bearing liabilities:
Demand deposits	216,092			193,166
Other liabilities	16,132			17,787
Shareholders' equity	168,131			151,429
Total liabilities and shareholders' equity	$1,807,374			$1,762,635
Net interest income		17,794			16,954
Net interest spread			3.56%			3.41%
Net interest margin			4.18%			4.09%

(1) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory rate of 35 percent. In addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

Consolidated Average Balances, Interest and Average Rate (Unaudited)
	Nine Months Ended
	September 30,
	2001			2000
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Short-term funds	$22,604	$864	5.11%	$13,585	$557	5.48%
Investment securities
Taxable	319,975	14,782	6.18%	292,258	13,861	6.34%
Tax-exempt (1)	125,610	6,426	6.84%	131,256	6,645	6.76%
Total investment securities	445,585	21,208	6.36%	423,514	20,506	6.47%
Loans, net, including loans held for sale(1)	1,195,679	73,367	8.20%	1,187,717	74,777	8.41%
Total interest-earning assets	1,663,868	95,439	7.67%	1,624,816	95,840	7.88%
Total noninterest-earning assets	113,218			104,199
Total assets	$1,777,086			$1,729,015

LIABILITIES
Interest bearing liabilities:
Interest bearing deposits
Savings	$149,173	$2,668	2.39%	$160,433	$2,624	2.18%
Checking	202,824	1,573	1.04%	190,617	2,933	2.06%
Money market accounts	266,345	6,878	3.45%	251,086	7,418	3.95%
Certificates of deposit	603,933	25,833	5.72%	523,494	20,643	5.27%
Total interest bearing deposits	1,222,275	36,952	4.04%	1,125,630	33,618	3.99%
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	98,156	2,938	4.00%	112,833	4,668	5.53%
Other short term borrowings	28,232	1,376	6.52%	88,414	4,359	6.59%
Total Short Term Borrowings	126,388	4,314	4.56%	201,247	9,027	5.99%
Long term borrowings	39,022	1,423	4.88%	50,896	2,051	5.38%
Total borrowed funds	165,410	5,737	4.64%	252,143	11,078	5.87%
Total interest bearing liabilities	1,387,685	42,689	4.11%	1,377,773	44,696	4.33%
Non-interest bearing liabilities:
Demand deposits	207,130			186,647
Other liabilities	16,635			17,520
Shareholders' equity	165,636			147,075
Total liabilities and shareholders' equity	$1,777,086			$1,729,015
Net interest income		52,750			51,144
Net interest spread			3.56%			3.55%
Net interest margin			4.24%			4.20%

(1) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory rate of 35 percent. In addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

Provision for Credit Losses

The provision for credit losses for the third quarter of 2001 decreased by $785 thousand over the year-ago quarter. However, for the nine-month period ended September 30, 2001, the provision increased to $3.0 million as compared to $2.5 million for the same period last year. It is management’s belief that the continued slowdown in the economy warranted an increase in the risk factor associated with slowing economic conditions. While we still anticipate that the slower economic conditions may have an adverse impact, no deterioration in the quality of our loan portfolio has been experienced.

Noninterest Income

For the first nine months of 2001, noninterest income increased 6.8% from the comparable period of the previous year. These increased revenues were the result of increased insurance sales and mortgage banking services during the period. Compared with the first nine months of 2000, insurance revenue grew 12.7%, and income from mortgage banking operations grew by 29.1%.

Noninterest income as a percentage of net revenues increased from 31.9% for the nine months of 2000 to 32.6% for the current year.

Noninterest income was $8.9 million compared to $8.6 million for the quarter ended September 30, 2000. This represents an increase of 2.8% increase for the same three month period in 2000.

Noninterest Expense

Noninterest expense is made up of those expenses incurred to run and operate the Bancorp.  The Bancorp’s efficiency ratio (the ratio of adjusted noninterest expense to the sum of net interest income on a tax equivalent basis and recurring noninterest income) for the third quarter of 2001 was 66.4%, above the previous quarter and the year-ago comparable quarter. It is important to note that our business strategy includes the diversification of our revenue stream through insurance sales. This line of business has a different cost structure than traditional banking and therefor drives our efficiency ratio higher than some of our peers. The efficiency ratio for the third quarter of 2001 excluding the insurance business was 65.1%.

The Bancorp continued to focus on expense control, total noninterest expense for the first nine months of 2001 increased 3.1%, or $1.5 million over the prior year comparable period.  Salaries and employee benefits increased 7.4%, occupancy and equipment rose just over 3% and other operating expenses decreased almost 3%.

Noninterest expense for the quarter increased 7.5% from the year-ago quarter. When compared to the prior year quarter, salaries and employee benefits increased 12.7%, occupancy and equipment expense increased 8.5%, and other operating expenses decreased a little over 3%.

Income Taxes.

Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective income tax expense rate differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

For the third quarter of 2001, provision for income taxes increased by 1.8% to $2.27 million from the previous year quarter. The third quarter 2001 effective tax rate was 29% compared to 31% in the prior year. For the nine months ended September 30, 2001, the provision for income taxes decreased 1% to $6.24 million from the comparable 2000 period.  The first nine months of 2001 effective tax rate was 28% compared to 30% in the prior year.

Nonperforming Assets.

The Bancorp’s asset quality continues to be sound with nonperforming assets at only 0.13% of total assets at the end of the third quarter. Total nonperforming assets at September 30, 2001 were $2.3 million, a 45% decrease from the previous year. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

Potential Problem Loans.

At September 30, 2001, Bancorp had $19.0 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

Nonperforming Assets and Contractually Past-Due Loans
	Period Ended
	September 30,	December 31,
(Dollars in thousands)	2001	2000
Nonperforming assets:
Nonaccrual loans (1)	$1,639	$2,669
Other real estate owned net of valuation allowance (2)	667	1,057
Total nonperforming assets	$2,306	$3,726
Loans past due 90 or more days as to interest or principal (3)	$1,371	$1,230
Nonperforming loans to total loans	0.14%	0.22%
Nonperforming assets to total loans plus other real estate owned	0.19%	0.30%
Nonperforming assets to total assets	0.13%	0.21%
Allowance for credit losses times nonperforming loans	8.68	4.96
Allowance for credit losses times nonperforming assets	6.17	3.55

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

(3)             Nonaccrual loans are not included.

Allowance for Credit Losses.

At September 30, 2001, the allowance for credit losses was $14.2 million or 1.20% of total loans with net charge-offs of less than 0.18% of average loans outstanding during the first nine months of 2001.

The allowance for credit losses is maintained at a level, which in management's judgment is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The methodology for assessing the appropriateness of the allowance consists of three primary elements:

•        The Formula Allowance. The formula allowance is calculated by applying historically determined loss factors to outstanding business loans based on credit risk ratings and for pools of homogeneous loans. Individually risk rated loan loss factors is determined using average annual net charge–off rates for the most recent two years. Pooled loans are loans that are homogeneous in nature such as consumer installment and residential mortgage loans. Pooled loan loss factors are based on net charge–offs experienced over the past year. The historic loss factors on the risk rated loans and the pooled loans are then considered for either positive or negative adjustment in an attempt to reflect the current dynamics of the portfolios. These adjustments in the loss factors are tied to management's evaluation of a number of factors including: 1) changes in the trend of the volume and severity of past due, classified and non–accrual assets; 2) changes in the nature and volume of the portfolio; 3) changes in lending policies, underwriting standards, or collection practices; 4) changes in the experience, ability, depth of lending management and staff; 5) portfolio concentrations; and 6) changes in the national or local economy.

•        Specific Allowances for Identified Problem Loans. The amount of specific reserves is determined through a loan–by–loan analysis of non–performing loans. The analysis considers expected future cash flows, the value of collateral or other factors that may impact the borrower's ability to repay.

•        The Unallocated Allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management's subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

While management believes the allowance for credit losses was adequate at September 30, 2001, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses
	Period Ended
	September 30,	December 31,
(Dollars in thousands)	2001	2000
Average loans outstanding less average unearned income (1)	$1,179,625	$1,197,648
Allowance for credit losses at beginning of period	$13,232	$13,068
Charge-offs:
Real estate	188	630
Commercial and industrial	243	1,009
Consumer	3,722	3,887
Total loans charged-off	4,153	5,526
Recoveries:
Real estate	4	189
Commercial and industrial	131	80
Consumer	1,945	2,185
Total recoveries	2,080	2,454
Net charge-offs	2,073	3,072
Additions charged to operating expense	3,060	3,236
Allowance for credit losses at end of period	$14,219	$13,232
Net charge-offs to average loans outstanding	0.18%	0.26%

(1) Excludes loans held for sale

The following table presents an allocation of the allowance for credit losses to various loan categories. This allocation does not limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge-offs may ultimately occur.

Allocation of Allowance for Credit Losses
	Period Ended
	September 30,		December 31,
	2001		2000
		% of Total		% of Total
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Real estate loans
Construction and land development	$1,704	12.0%	$1,866	14.1%
Residential mortgage	676	4.8%	690	5.2%
Other mortgage	3,642	25.6%	3,651	27.6%
Commercial and industrial	1,419	10.0%	2,073	15.7%
Consumer	6,186	43.5%	3,940	29.8%
Unallocated	592	4.2%	1,012	7.6%
Totals	$14,219	100.0%	$13,232	100.0%

Capital Resources

It is Bancorp's policy to maintain a level of capital sufficient to protect the company's depositors, creditors, and shareholders, and to support Bancorp's growth. The principal source of capital is retained earnings.

The Board and the regulatory authorities maintain capital adequacy guidelines applicable to Bancorp and the Bank, respectively. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were "well capitalized" at September 30, 2001 and December 31, 2000.

Shareholders’ equity totaled $169 million at September 30, 2001, or $15.52 per share compared to $152 million, or $13.78 per share at September 30, 2000.

During the second quarter of 2001, we announced a 500,000 share repurchase program to optimize the returns on our invested capital. Through September 30, 2001 we have repurchased 142,400 shares at an average price of $25.91. We will continue to purchase shares from time to time in the future depending on market conditions

Bancorp's risk-based capital and leverage capital ratios as of September 30, 2001, were as follows:

Capital Ratios

	Risk-based Capital
	Nine Months Ended
	September 30, 2001
	Tier 1	Total	Leverage
	Capital	Capital	Ratios
Actual	12.20%	13.29%	9.04%
Regulatory Minimum	4.00%	8.00%	3.00%
Excess	8.20%	5.29%	6.04%

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

Management believes that interest rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities.  The model projections can be varied depending upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Assumption testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and balance sheet growth.  The Bancorp's policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0 percent for the up or down 300 basis points scenarios when compared with the flat rate scenario.  Management has generally maintained a risk position well within the policy guideline level.  The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a 5.3% decrease in net interest income at September 30, 2001.  A 300 basis point decrease in rates over the next 12 months would cause approximately a 3.3% increase in net interest income.

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

Effects of Changing Prices: Inasmuch as virtually all of a financial institution's assets and liabilities are monetary in nature, changes in interest rates, or the price paid for money, may have a significant effect on earnings performance. Interest rates, though affected by inflation, do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services. Movements in interest rates are a result of the perceived changes in the rate of inflation, the effects of monetary and fiscal policies and the supply and demand for credit. Reference to Net Interest Income and Market Risk in this section will assist the reader in understanding of how Bancorp is positioned to address changing interest rates.

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

F&M BANCORP
(Registrant)

November 12, 2001	/s/ Faye E. Cannon
Date
FAYE E. CANNON
PRESIDENT AND CEO

November 12, 2001	/s/ Kaye A. Simmons
Date
KAYE A. SIMMONS
CFO AND TREASURER