Form 10-K
period 2001-12-31
F&M BANCORP
filed 2002-03-15
CIK 736473

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12638

F&M BANCORP
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	52-1316473 (I.R.S. Employer Identification No.)
110 THOMAS JOHNSON DRIVE FREDERICK, MARYLAND (Address of principal executive offices)	21702 (Zip Code)

(888) 694-4170
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 NONE

Securities registered pursuant to Section 12(g) of the Act:
 COMMON STOCK ($5 PAR VALUE)
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        At February 8, 2002, the aggregate market value of 10,853,300 shares of Common Stock outstanding and held by non-affiliates of Registrant was $297,706,019.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of F&M Bancorp's 2001 Annual Report to Shareholders are incorporated herein by reference into Part II. Portions of the Proxy Statement dated March 15, 2002 relating to the 2002 Annual Meeting of Stockholders of the Registrant are incorporated herein by reference into Part III.

TABLE OF CONTENTS

PART 1
Item 1	Business	3
	The Companies	3
	Farmers & Mechanics Bank	4
	Bank Deposits and Lending Activities	4
	Banking Products and Services	4
	Environmental Liabilities	4
	Seasonal Aspects	4
	Employees	4
	Competition	4
	Supervision and Regulation	5
	Bank Holding Company Regulation	5
	Bank Regulations	5
	Support of Subsidiary Banks	6
	Payment of Dividends and Other Restrictions	6
	Capital Requirements	6
	Monetary Policy	7
	Legislation	7
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of Security Holders	9
PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	9
Item 6	Selected Financial Data	10
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8	Financial Statements and Supplementary Data	28
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
PART III
Item 10	Directors and Executive Officers of the Registrant	56
Item 11	Executive Compensation	56
Item 12	Security Ownership of Certain Beneficial Owners and Management	56
Item 13	Certain Relationships and Related Transactions	57
PART IV
Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	58
	Signatures	60

PART I

ITEM 1.    BUSINESS

The Companies:

        GENERAL:    F&M Bancorp ("Bancorp") is a bank holding company headquartered in Frederick, Maryland that is organized under the laws of the State of Maryland and registered under the Bank Holding Company Act of 1956. Bancorp derives substantially all of its income from operation of its wholly-owned subsidiary, Farmers & Mechanics Bank ("the Bank").

        On December 31, 2001, Bancorp had consolidated assets of $1.881 billion, total loans of $1.162 billion, total deposits of $1.516 billion, and total shareholders' equity of $167 million. The principal executive offices of Bancorp are located at 110 Thomas Johnson Drive, Frederick, Maryland 21702 and its telephone number is (888) 694-4170.

        On November 20, 2001, Bancorp through Farmers & Mechanics Bank, sold assets and liabilities associated with the Fairfield and Gettysburg, Pennsylvania branch offices to Adams County National Bank. Under the terms of the agreement, Adams County National Bank assumed responsibility for services related to checking, savings, and certificates of deposit products totaling $24.3 million, purchased the branch office and real estate located at 20 East Main Street, Fairfield, PA, and assumed the lease for the Middle St. office in Gettysburg.

        On July 16, 2001, Bancorp dissolved Home Appraisals, Inc. and Founders Mortgage Co. Both businesses were acquired in previous acquisitions. Farmers & Mechanics Bank has assumed the services rendered by these companies.

        On June 1, 2001, Bancorp completed the consolidation of its two banking subsidiaries into one state banking charter. Home Federal Savings Bank began operating as a division of Farmers & Mechanics Bank. The consolidation of F&M Bancorp's two banking subsidiaries into a single state-chartered institution will provide enhanced operating efficiencies for the company.

        On May 10, 2001, Bancorp consolidated two insurance affiliates into Keller Stonebraker Insurance, Inc. ("KS"), Hagerstown, MD, Charles S. Gardner Insurance Agency, Inc. and JRH Insurance, Inc. KS operates as an independent, wholly-owned subsidiary of the Bank and provides a full line of consumer and commercial business insurance products through offices in Hagerstown, Cumberland, MD and Keyser, WV. Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas. Commercial business products include property and casualty packages, workers' compensation, bonds, professional liability, umbrella, and 401(k) and other benefit plans.

        On May 10, 2001, Bancorp consolidated C&F Insurance Agency into Potomac Basin Group Associates, Inc. ("PB"), Beltsville, MD, PB operates as an independent, wholly-owned subsidiary of the Bank and is an independent insurance agency specializing in corporate employee benefit plans and property and casualty packages through its offices in Beltsville and Ellicott City, MD.

        On April 26, 2001, Bancorp dissolved TBT Title VIII, Inc., Central Maryland Service Corp., CLC Associates, Inc., Family Home Insurance Agency, Inc. and Keystone General Partnership. These businesses were inactive companies that were acquired in previous acquisitions. Farmers & Mechanics Bank and its affiliates have assumed any services rendered by these companies.

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

        Farmers & Mechanics Bank:    Farmers & Mechanics Bank was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland State chartered banking institution dating from 1817. In 1915, the Bank acquired trust powers. Effective April 1, 2001, Farmers & Mechanics Bank commenced operations as a Maryland state-chartered bank. Effective June 1, 2001, Home Federal Savings Bank began operating as a division of Farmers & Mechanics Bank. The Bank, the deposits of which are insured by the Federal Deposit Insurance Corporation, conducts general banking and trust company business through 50 full-service offices and 81 automated teller machines located in Frederick, Carroll, Montgomery, Baltimore, Howard, Washington and Allegany Counties, in Maryland. The Bank also operates the East Coast's first full-service mobile unit, Express Bank, and delivers electronic services throughout its market with personal and business PC internet banking access and with its 24-hour telephone banking service, ExpressLine.

        Bank Deposit and Lending Activities:    As of December 31, 2001, the Bank had deposits of $1.516 billion. No material portion of the bank's deposits has been obtained from any single depositor or group of related depositors, including federal, state and local governments and agencies. As of December 31, 2001, the Bank had $1.162 billion in loans representing approximately 62% of its total assets of $1.881 billion. No material portion of the Bank's loans are concentrated within a single industry or group of related industries. The Bank is not dependent upon any single borrower or a few principal borrowers. The loss of any individual or of a few principal borrowers would not have a material adverse effect on the operations or earnings of the Bank.

        Banking Products and Services:    Bancorp, through its wholly-owned subsidiaries, provides banking and bank-related financial services to middle market and small business organizations, local governmental units, and retail customers in central Maryland and surrounding areas. Bancorp, through its subsidiaries, also provides broad-based commercial and retail banking services, brokerage, personal trust, investment management, and financial planning services; and a wide variety of related financial products and services to individuals, businesses and governmental units. In addition, Bancorp provides a full line of consumer and commercial business insurance products through offices in Beltsville, Ellicott City, Hagerstown, and Cumberland, Maryland and Keyser, West Virginia.

        Environmental Liabilities:    Management of Bancorp is not aware of any environmental liabilities that would have a material adverse effect on the operations or earnings of Bancorp.

        Seasonal Aspects:    Management does not believe that the deposits or the business of the Bank or its subsidiaries in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.

        Employees:    As of December 31, 2001, Bancorp had no full-time equivalent employees. As of that date, the Bank and its subsidiaries had 740 full-time equivalent employees.

        Competition:    The market for banking and bank-related services is highly competitive and is growing more competitive every year. Traditional banks are developing capabilities in nontraditional lines of business such as insurance, brokerage, mutual funds, investment banking, securities underwriting and asset management. Commercial enterprises such as insurance companies, investment banking firms and retailers are gaining regulatory approvals to offer traditional banking products and services either alone or through affiliations.

        Bancorp operates in a highly competitive marketplace that has intensified in the past several years largely as a result of interstate banking and the acquisition of in-state financial institutions by larger, out-of-state banks. The full range of competition includes other bank holding companies, other commercial banks, other savings and loan associations, credit unions, money market funds, brokerage houses, investment managers, mortgage companies, consumer finance companies, leasing companies, insurance carriers, other insurance agencies, automobile manufacturers and their financing units and commercial loan syndicates.

        Bancorp competes successfully in its marketplace by effectively focusing its business energy and resources on meeting the specific needs of its customers with a level of sales, service and support intended to foster long-term relationships. Additionally, Bancorp has been able to expand its presence throughout the Maryland market to better serve clients who demand a statewide presence. Bancorp's growth strategy may include the use of strategic acquisitions and it regularly evaluates opportunities and conducts due diligence activities in connection with possible transactions. As a result, discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur.

Supervision and Regulation

        Bancorp and its bank subsidiary are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of customers and depositors. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. In addition, Bancorp and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states in which they conduct their businesses. Described below are material elements of selected laws and regulations applicable to the Corporation and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

        Bank Holding Company Regulation:    F&M Bancorp is registered with the Federal Reserve Board (the "FRB") as a bank holding company and is subject to reporting requirements, supervision and examination by the FRB under the Bank Holding Company Act of 1956 (the "Act"), as amended. The Act restricts the business activities and acquisitions that may be engaged in or made by Bancorp. Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank or bank holding company and from engaging in any business other than that of banking or of managing or controlling banks, or of furnishing services to, or performing services for, its affiliated banks. The Act and regulations thereunder require prior approval of the FRB of the acquisition by Bancorp of more than 5% of any class of the voting shares of any additional bank. After prior approval or notice, Bancorp may acquire other banks and bank holding companies and engage directly or indirectly in certain activities closely related to banking. Bancorp must give prior notice of certain purchases or redemptions of its outstanding equity securities. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property, or furnishing of services.

        The FRB may issue cease and desist orders against bank holding companies and nonbank subsidiaries to stop actions believed to present a serious threat to the Bank. The FRB also regulates certain debt obligations of bank holding companies.

        Bank Regulations:    The Bank is subject to supervision and regulation by the State of Maryland, the FRB, and the Federal Deposit Insurance Corporation ("FDIC") as of December 31, 2001. On December 14, 2000 the Bank made application with the Maryland State Commissioner of Financial Regulation to become a state-chartered Bank. Approval from the Commissioner occurred and was effective April 1, 2001. This made the Bank subject to supervision by the State of Maryland with the

FRB serving as the primary regulator. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The Bank may establish branch banking offices and engage in certain corporate activities without geographic limitation in the state of Maryland without prior approval. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.

        Some of the aspects of the lending and deposit business of the Bank which are subject to regulation by the FRB or the FDIC include disclosure requirements in connection with personal or mortgage loans, interest on deposits and reserve requirements. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.

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

        Support of Subsidiary Banks:    Under FRB policy, Bancorp is expected to act as a source of financial strength and to commit resources to support its banking subsidiary. This support may be required at times when, absent of such FRB policy, Bancorp may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority in payment.

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

        Payment of Dividends and Other Restrictions:    Bancorp is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations on the extent to which Bancorp's subsidiaries, including its bank subsidiary, can finance or otherwise supply funds to the Bancorp. See Note 14, Regulatory Restrictions, Notes to Consolidated Financial Statements, for additional information regarding certain regulatory restrictions on inter-company transfers of funds and on the payment of dividends by the Bank to Bancorp.

        Capital Requirements:    Under regulatory capital adequacy guidelines discussed below, Bancorp and the Bank were "well capitalized" at December 31, 2001 and 2000.

        The Federal Reserve Bank maintains capital adequacy guidelines applicable to Bancorp and the Bank, respectively, which set forth minimum levels of capital relative to assets and risk-adjusted assets. The guidelines require Bancorp and the Bank to maintain a minimum tangible (leverage) capital ratio of 3% Tier 1 capital (primarily shareholders' equity) to total regulatory assets, plus, for all but the most highly rated institutions, an additional cushion of 100 to 200 basis points. Tier 1 capital for bank holding companies includes common equity, minority interest in equity accounts of consolidated subsidiaries, and qualifying perpetual preferred stock. Tier 1 capital excludes goodwill and other disallowed intangibles, certain deferred tax assets and any net unrealized loss on marketable equity securities. At December 31, 2001, Bancorp's tangible capital ratio was 8.71%.

        Bancorp and the Bank must also meet a minimum core "Tier 1" capital to risk-weighted assets ratio of 4%. Each must also meet a minimum core and supplemental "Total" capital to risk-weighted assets ratio of 8%, measuring the amount of defined capital as a percentage of the amount and nature of assets, as well as commitments currently at risk. The risk-weighted capital rules specify four categories of asset or commitment risk with each category being assigned a weight ranging from 0% to 100% depending upon the defined risk of each category. At least 50% of Bancorp's total capital must be made up of Tier 1 capital elements including common equity, retained earnings, guaranteed preferred beneficial interest in junior subordinated debentures, and a limited amount of perpetual preferred stock after subtracting goodwill and certain other adjustments. The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2001, Bancorp's Tier 1 and Total risk-weighted capital ratios were 12.24% and 13.30%, respectively.

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

        For additional information pertaining to capital adequacy and interest rate risk management, see Management's Discussion and Analysis of Financial Condition and Results of Operations,

        Monetary Policy:    The earnings and growth of Bancorp and the Bank are affected by general economic conditions as well as by monetary policies of regulatory authorities including the FRB, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions in U.S. Government securities, changing the discount rate on bank borrowings and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth and distribution of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental monetary policies on the earnings of Bancorp cannot be predicted.

        Legislation:    The enactment of the Gramm-Leach-Bliley Act in 1999 significantly changed the business of banking. Also known as the "Financial Services Modernization Act" the Act became effective March 12, 2000. This act, among other things, repealed the sections of the Glass-Steagall Act, which have prohibited the affiliation of banks with securities firms. This allows a bank holding company to affiliate with any financial company, for example insurance or securities, and to cross sell an affiliate's products thus allowing any financial company to offer to its customers any financial product or service.

        The act further expands the number of permissible bank holding company activities to include a long list of financial activities. It includes any activity which in the future is deemed by the FRB and the Treasury Department to be "financial in nature or incidental to financial activities" and any activity that the FRB determines is complimentary to a financial activity, which does not pose a substantial safety and soundness risk.

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

        The act also confirms state regulation of insurance, subject, however, to a standard that no state may discriminate against affiliates of a bank, thus attempting to provide for equal treatment of both bank affiliated insurance agencies and non-bank affiliated insurance agencies. The act also allows banks to engage in new and existing financial activities through subsidiaries without regard to geographic limitation and streamlines bank holding company supervision and clarifies the roles of various regulators. Regulations are currently being promulgated to implement the provisions of the act.

        The act also contains rules requiring Bancorp and its subsidiaries to safeguard the confidentiality of any "nonpublic personal information" that it has about a customer. These provisions generally restrict the ability of Bancorp to transfer information about consumers to nonaffiliated third parties and require Bancorp to provide certain privacy-related notices to consumers.

        Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the states' legislatures, and before the various bank regulatory agencies. Some of these proposals could have significant effects on the way in which Bancorp and its subsidiaries, and financial institutions in general, conduct their business, and could have significant effects on Bancorp's operating results. Bancorp cannot, however, accurately predict what those effects would be.

ITEM 2.    PROPERTIES

        The following describes the location and general character of the principal offices and other materially important physical properties of Bancorp and its subsidiaries.

        The Bank owns a fee simple interest in its principal executive offices and main banking facility, totaling approximately 115,000 square feet, located at 110 Thomas Johnson Drive, Frederick, MD. The Bank also owns a fee simple interest in the principal executive office and main banking facility of its division Home Federal, with approximately 39,000 square feet, located at 122-128 West Washington Street, Hagerstown, MD. Keller Stonebraker leases approximately 8,000 square feet for its headquarters office located at 1120 Professional Court, Hagerstown, MD, from a partnership in which Keller Stonebraker's executive officers hold a 30% limited partnership interest. Bancorp acquired in its merger with Monocacy Bancshares, Inc., a fee simple interest in the 43,500 square foot headquarters building of Taneytown Bank & Trust Company located at 222 East Baltimore Street, Taneytown, MD. Out of a total of 50 full-service branch offices of the Bank at December 31, 2001, 28 were owned and 22 were leased. Information concerning Bancorp's lease commitments is included in Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

        Bancorp and its subsidiaries become involved, from time to time, in various legal proceedings incidental to their respective businesses. As disclosed in Note 12, Commitments and Contingencies, Notes to Consolidated Financial Statements, in the opinion of the management, there were no legal matters pending as of December 31, 2001, which would have a material effect on the consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders since the 2001 Annual Shareholder meeting.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The principal market on which F&M Bancorp Common Stock is traded is The NASDAQ Stock Market. Stock price and dividend information is provided below.

        Shareholders received quarterly cash dividends totaling $11,977,000 in 2001 and $12,332,000 in 2000. Since 1996, dividends per share have risen at a compound annual growth rate of 19.4%.

        The ratio of dividends per share to basic earnings per share was 56.6% in 2001 compared to 61.7% for 2000. The Board of Directors establishes the dividend amount each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

        Bancorp has a stock repurchase program that permits the purchase of up to 500,000 shares of its outstanding common stock. Repurchases are made in connection with shares expected to be issued under Bancorp's dividend reinvestment, stock option, and benefit plans, as well as for other corporate purposes. Shares repurchased under this program totaled 178,400 in 2001.

Stock Price and Dividends

	2001				2000
	High	Low	Close	Dividend	High	Low	Close	Dividend
1st quarter	$27.06	$19.75	$26.88	$0.27	$23.00	$16.00	$18.00	$0.27
2nd quarter	29.99	24.50	29.80	0.27	24.50	16.13	19.75	0.27
3rd quarter	29.59	21.90	26.20	0.27	23.63	17.50	19.81	0.27
4th quarter	28.00	23.70	25.45	0.28	21.50	18.25	20.63	0.27

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share date)
Operating Income
Interest income	$122,460	$126,178	$113,798	$111,020	$107,011
Interest expense	54,346	61,142	52,041	50,627	47,599

Net interest income	68,114	65,036	61,757	60,393	59,412
Provision for credit losses	3,681	3,236	1,295	3,056	2,910

Net interest income after provision for credit losses	64,433	61,800	60,462	57,337	56,502
Noninterest income	30,854	28,769	24,988	26,289	22,354
Noninterest expense	65,182	62,774	67,208	63,393	56,852

Income before provision for income taxes	30,105	27,795	18,242	20,233	22,004
Provision for income taxes	8,984	8,471	5,179	5,600	6,119

Net income	$21,121	$19,324	$13,063	$14,633	$15,885

Per Share Data
Net income — basic	$1.93	$1.76	$1.19	$1.34	$1.47
Net income — diluted	1.92	1.75	1.18	1.33	1.46
Cash dividend paid	1.09	1.08	0.97	0.92	0.61
Book value	15.41	14.35	13.07	13.58	13.05
Key Ratios
Return on average assets	1.18%	1.11%	0.80%	0.96%	1.11%
Return on average shareholders' equity	12.65	12.98	8.80	10.02	11.77
Average shareholders' equity to total average assets	9.29	8.56	9.06	9.60	9.42
Dividend payout ratio (1)	56.6	61.7	81.5	68.7	41.5
Select Average Balances
Assets	$1,796,258	$1,739,635	$1,639,789	$1,521,435	$1,431,523
Deposits	1,445,571	1,322,263	1,290,682	1,204,885	1,015,399
Loans and leases	1,191,721	1,197,648	1,032,955	996,094	956,894
Investment securities	473,117	410,521	446,609	369,709	341,778
Shareholders' equity	166,951	148,834	148,508	146,021	134,911
At Period End
Assets	$1,881,434	$1,795,244	$1,719,334	$1,620,490	$1,479,690
Deposits	1,516,068	1,364,032	1,314,073	1,285,261	1,173,057
Loans and leases	1,162,225	1,220,130	1,114,734	991,756	981,023
Investment securities	546,522	426,192	417,361	435,608	342,573
Shareholders' equity	167,425	158,036	143,820	148,187	141,755
Asset Quality
Nonperforming assets	$1,917	$3,726	$7,366	$7,249	$13,746
Nonperforming assets to total assets	0.10%	0.21%	0.43%	0.45%	0.93%
Net charge-offs to average loans outstanding	0.25	0.26	0.22	0.25	0.26
Allowance for credit losses to total loans	1.20	1.08	1.17	1.44	1.40

(1)
Reflects the percentage relationship of cash dividends paid to basic earnings per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides an overview of the financial condition and results of operations of F&M Bancorp and Subsidiaries ("Bancorp") for the three years in the period ended December 31, 2001, and is intended to assist readers in their analysis and understanding of the accompanying consolidated financial statements and notes thereto.

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

OVERVIEW

        Bancorp achieved favorable growth in deposits and noninterest income in the year 2001 while continuing to maintain strong net income growth and asset quality. During the year there was a growing concern over the recessionary environment that prompted the Federal Reserve Bank to cut rates, pushing the federal funds rate to a four-decade low of 1.75%. As a result of the declining rate environment, the Federal Reserve hoped to increase consumer confidence and spending to reduce the effects of the recession that began in March. Against this background, economic conditions within the Bancorp's operating area in Maryland remained generally strong and credit quality has remained at traditionally strong levels.

        Bancorp's net income for 2001 totaled $21.1 million or $1.92 per diluted share compared with $19.3 million or $1.75 per diluted share in 2000, a 9% increase. Return on average equity declined slightly to 12.65% in 2001 from 12.98% due to an increase in equity attributable to the improved market performance of the investment portfolio. Return on average assets increased to 1.18% in 2001 from the 1.11% achieved in 2000.

        In 2001 average deposits increased $123.3 million or 9.3%. This increase was driven from growth in demand deposits, money market accounts, and certificates of deposit. In November 2001, the Bancorp sold two Pennsylvania branches that totaled $24.3 million in deposits that were acquired, through a previous acquisition.

        Our principal revenue category, net interest income, grew by 5% in 2001 compared to 2000. This increase was due to a 4% increase in average earning assets and the net interest margin increasing to 4.22% from 4.20% in the prior year. The stability of the net interest margin during a year when interest rates declined by 4.75% attests to the effectiveness of Bancorp's interest rate risk management practices.

        Noninterest income grew $2.1 million to $30.9 million in 2001 versus $28.8 million in 2000, a 7% increase. This increase resulted primarily from a significant increase in the mortgage banking business, strong insurance sales and increases in deposit services utilized. Bancorp has made it a strategic priority to grow and diversify its sources of noninterest income. In the past five years, Bancorp has diversified its revenue so that noninterest revenues now comprise over 30% of total revenue, up from 27% in 1997.

        In 2001 Bancorp's efficiency ratio at 63.88%, which is a measure of operating cost management, was improved from 64.73% achieved in 2000. Total noninterest expense increased 4% over 2000 and has been contained to a 3% five-year compound growth rate.

        Asset quality remained at Bancorp's traditionally strong levels. The ratio of net charge-offs to average loans outstanding was .25%. At year end the allowance for credit losses represented 10.9 times the level of year-end nonperforming loans. The additional provision for credit losses of $445 thousand over 2000 reflects Bancorp's conservative approach in factoring in the effects of a recessionary environment and the potential impact on its customers.

TABLE 1. CHANGES IN DILUTED NET INCOME PER COMMON SHARE

Table 1. Changes in Diluted Net Income per Share

	2001 to 2000	2000 to 1999
Prior Year Diluted Net Income Per Share	$1.75	$1.18
Change from difference in:
Net interest income	.28	.30
Provision for credit losses	(.04)	(.18)
Noninterest income	.19	.34
Noninterest expense	(.25)	(.03)
Merger-related expenses	.03	.43
Income taxes	(.05)	(.30)
Shares outstanding	.01	.01

Total	.17	.57

Diluted Net Income per Share	$1.92	$1.75

RESULTS OF OPERATIONS

        Bancorp's operating results for the year reflected strong revenue growth, with total revenues rising $5.2 million or 6% to $99 million. Increases occurred in both net interest income and fee-generating business as Bancorp's strategies and growth initiatives continued to generate strong revenue momentum. Credit losses continued to be modest while loan quality remained strong. Bancorp continues to initiate technology enhancements and capitalize on acquisition and consolidation synergies to moderate expense growth.

Net Interest Income

        Net interest income for 2001 was $68.1 million, representing an increase of $3 million or 5% from 2000. A 5% increase was achieved in 2000 compared to 1999, resulting in net interest income of $65.0 million. Bancorp's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income for purposes of analysis is presented on a tax-equivalent basis to recognize associated tax benefits. The presentation provides a basis for comparison of yields with taxable earning assets.

TABLE 2. CONSOLIDATED AVERAGE BALANCES AND RATES

	2001			2000			1999
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(in thousands)
ASSETS
Interest earning assets:
Short-term funds	$23,625	$1,222	5.17%	$14,603	$745	5.10%	$41,503	$2,051	4.94%

Investment securities:
Taxable	345,245	19,810	5.74	282,157	18,562	6.58	316,143	19,424	6.14
Tax-exempt(1)	127,872	8,473	6.63	128,364	8,768	6.83	130,466	9,066	6.95

Total investment securities	473,117	28,283	5.98	410,521	27,331	6.66	446,609	28,490	6.38
Loans, net, including loans held for sale(1)	1,191,721	96,031	8.06	1,197,648	101,280	8.46	1,032,955	86,601	8.38

Total interest-earning assets	1,688,463	125,536	7.43	1,622,772	129,356	7.97	1,521,067	117,142	7.70
Total noninterest-earning assets	107,795			116,863			118,722

Total assets	$1,796,258			$1,739,635			$1,639,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing deposits:
Checking	$186,999	$1,952	1.04	$191,544	$3,931	2.05	$180,281	$3,163	1.75
Savings	149,726	2,675	1.79	156,936	3,422	2.18	179,124	4,175	2.33
Money market accounts	285,975	8,697	3.04	257,490	10,451	4.06	198,170	6,732	3.40
Certificates of deposit	611,898	34,051	5.56	526,823	28,376	5.39	556,161	28,779	5.17

Total interest bearing deposits	1,234,598	47,375	3.84	1,132,793	46,179	4.08	1,113,736	42,849	3.85

Federal funds purchased and securities sold under agreements to repurchase	100,235	3,377	3.37	113,172	6,305	5.57	73,151	3,304	4.52
Other borrowed funds	67,089	3,594	5.36	137,844	8,658	6.28	108,642	5,888	5.42

Total borrowed funds	167,324	6,971	4.17	251,016	14,963	5.96	181,793	9,192	5.06

Total interest bearing liabilities	1,401,922	54,346	3.88	1,383,809	61,143	4.42	1,295,529	52,041	4.02
Noninterest bearing liabilities:
Demand deposits	210,973			189,470			176,946
Other liabilities	16,412			17,522			18,806

Total noninterest-bearing liabilities	227,385			206,992			195,752

Total liabilities	1,629,307			1,590,801			1,491,281
Shareholders' equity	166,951			148,834			148,508

Total liabilities and shareholders' equity	$1,796,258			$1,739,635			$1,639,789

Net interest income and spread		$71,190	3.56%		$68,213	3.55%		$65,101	3.67%

Net interest margin			4.22%			4.20%			4.28%

(1)
Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory tax rate of 35%. In addition, loan fee income is included in the interest income calculations and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

        Consolidated Average Balances and Rates reveals a relatively stable net interest margin accomplished by significant increases in average earning assets over the three year period ended December 31, 2001. As a result, Bancorp was able to achieve tax-equivalent net interest income of $71.2 million in 2001, representing a 5% increase, preceded by $68.2 million in 2000.

TABLE 3. ANALYSIS OF CHANGES IN NET INTEREST INCOME

	Year Ended December 31,
	2001 over 2000			2000 over 1999
		Due to Change in(1)			Due to Change in(1)
	Increase (Decrease)			Increase (Decrease)
		Volume	Rates		Volume	Rates
	(in thousands)
Interest Income
Interest and fees on loans	$(5,249)	$(477)	$(4,772)	$14,679	$13,926	$753
Interest and dividends on investment securities:
Taxable	1,247	3,620	(2,373)	(861)	(2,471)	1,610
Tax-exempt	(296)	(22)	(274)	(298)	(183)	(115)
Short-term funds	477	467	10	(1,306)	(1,527)	221

Total	(3,821)	3,588	(7,409)	12,214	9,745	2,469
Interest Expense
Interest on deposits	1,194	3,907	(2,713)	3,331	413	2,918
Interest on federal funds purchased and securities sold under agreements to repurchase	(2,943)	(434)	(2,509)	3,001	2,104	897
Interest on other borrowings	(5,049)	(1,805)	(3,244)	2,770	1,675	1,095

Total	(6,798)	1,668	(8,466)	9,102	4,192	4,910

Net Interest Income	$2,977	$1,920	$1,057	$3,112	$5,553	$(2,441)

(1)
The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

        Analysis of Changes in Net Interest Income reveals that the percentage increase in tax-equivalent net interest income for 2001 has declined slightly compared to 2000. This was attributable to the impact of slower earning asset growth in 2001 offset by an improvement in the impact of changing rates. Competitive pricing pressures on loans and deposits have increased in the recessionary environment and present a significant management challenge. This has heightened the emphasis to diversify revenue streams and requires greater sophistication in net interest margin management.

Interest Income

        Bancorp's tax-equivalent interest income decreased $3.8 million or 3% in 2001 compared to 2000. This decline was primarily the result of a 54 basis point decrease in the average yield on earning assets offset by a $65.7 million increase in those assets.

        During 2001, average loans yielding 8.06% declined $5.9 million. This decrease was attributable to prepayments in residential mortgage loans, consumer automobile loans and commercial loans. As a percentage of average earning assets, average loans were 71%, 74% and 68% in 2001, 2000 and 1999, respectively.

        Average total securities yielding 5.98% increased 15% to $473 million in 2001. They represented 28% of average earning assets in 2001 as compared to 25% in 2000. The growth in the securities portfolio in 2001 resulted from the significant deposit growth achieved during the year.

        Tax-equivalent interest income increased 10% or $12.2 million in 2000 compared to 1999, due to significantly higher average earning assets and by a 27 basis point improvement in the average yield earned on these funds.

Interest Expense

        Interest expense declined 11% or $6.8 million in 2001 compared to 2000. The change was attributable to a 54 basis point decline in the average total rate paid on interest-bearing liabilities, offset by a 1% or $18.1 million increase in those liabilities.

        Interest bearing deposits increased 9% or $101.8 million in 2001 compared to 2000 primarily in money market accounts and certificates of deposit. Average total borrowings, typically the most expensive funding source, declined 33% or $83.7 million. The average rate paid on interest-bearing deposits decreased by 24 basis points in 2001 compared to 2000, representing a 6% decrease, while the average rate for borrowings decreased 179 basis points representing a 30% decrease.

        Interest expense increased 17% or $9.1 million in 2000 as compared to 1999, due to a 7% increase or $88.3 million higher average interest-bearing liabilities, accompanied by a 40 basis point increase in the average rate paid for those funds.

Interest Rate Performance

        Net interest margin, the profit margin achieved on Bancorp's earning assets, increased 2 basis points in 2001 compared to 2000. The net interest spread improved by 1 basis point. On an average basis, interest rates were lower in 2001 than in 2000, and the decline in rates had an equivalent impact on both interest-bearing assets and liabilities which was consistent with the Bancorp's interest rate risk profile. The decline in net interest margin was 8 basis points in 2000 compared to 1999 and the net interest spread declined 12 basis points.

        During 2001 interest rates declined significantly from the beginning of the first quarter and until year-end. The decrease in the average interest rates earned on assets outpaced the decrease in the average rate paid on deposit accounts largely due to competitive pressure on loan prices and a higher mix of investment securities that earn lower yields than loans. Reducing expensive borrowings and lowering the cost of those borrowings offset the compression on the net interest margin by traditional bank products and services, by 179 basis points.

Provision for Credit Losses

        Provisions for credit losses are charges to earnings to bring the total allowance for credit losses to a level considered by management as adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio. Management considers the nature of the loan portfolio, credit-concentration trends, historical loan loss experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Bancorp classifies in accordance with regulatory requirements. The provision for credit losses was $3.7 million in 2001 which was $.4 million higher than in 2000. This increase in provision resulted primarily from Bancorp's conservative approach in factoring in the impact of the recessionary environment on its borrowers.

Noninterest Income

        Total noninterest income rose $2.1 million or 7% to $30.9 million for the year. Growth occurred mainly in gains on sales of loans, insurance income and service charges on deposit accounts. Noninterest income grew 15% or $3.8 million in 2000 versus 1999.

        Gains on sales of loans from mortgage banking activities increased $1.7 million or 82% to $3.8 million in 2001 compared to 2000, after a decline of 6% or $136 thousand in 2000 compared to 1999. Declining interest rates resulted in a shift in consumer demand toward fixed-rate mortgages which are generally not held in the loan portfolio but are sold in the market. Lower interest rates also increased refinancing activity, resulting in higher origination fees, which are also included in this category. These gains reflect a reclassification of miscellaneous loan fees that had no impact on net income.

        Insurance commission income grew $767 thousand or 10% to $8.8 million. Revenues of $8.0 million for 2000 represented an increase of $1.1 million or 16% over 1999. Team-based selling efforts between the insurance subsidiaries and the bank affiliates have brought a vast array of consumer and commercial insurance products to the community bank customer.

        Bank card income increased $382 thousand or 15% to $3.0 million. Revenues from debit card usage increased 26% or $535 thousand in 2000 versus 1999. This income is derived primarily from debit card transactions. The continuing growth in this product resulted from increased consumer acceptance of the service, greater marketing focus to raise awareness and increased customer usage of this product.

        Revenues from service charges on deposit accounts rose $465 thousand or 6% in 2001 and $822 thousand or 12% in 2000. This increase resulted from the overall level of new deposit account customers and the conversion of acquired accounts in 2000 to Bancorp's fee schedule.

        Commissions and fees from alternative investments and brokerage services declined $336 thousand or 9% partly due to current market conditions. Revenues increased 8% or $303 thousand in 2000 compared to 1999. It is the goal of our Wealth Management Group to provide innovative financial solutions individually designed for the affluent, emerging affluent and small business customer.

TABLE 4. ANALYSIS OF CHANGES IN NONINTEREST INCOME

	Year Ended December 31,
				% Change 2001-2000	% Change 2000-1999
	2001	2000	1999
	(in thousands)
Noninterest Income
Service charges on deposit accounts	$8,370	$7,905	$7,083	5.9%	11.6%
Insurance income	8,760	7,993	6,887	9.6	16.1
Gains on sales of loans	3,772	2,083	2,219	81.1	(6.1)
Gains on sales of securities	60	633	10	(90.5)	6,230.0
Gains (losses) on sales of property	498	51	(14)	876.5	(464.3)
Alternative investment & stock brokerage income	3,554	3,890	3,587	(8.6)	8.4
Bank card income	2,957	2,574	2,039	14.9	26.2
Other operating income	2,883	3,640	3,177	(20.8)	14.6

Total noninterest income	$30,854	$28,769	$24,988	7.2%	15.1%

Noninterest Expense

        Total noninterest expense rose $2.4 million or 4%, to $65.2 million in 2001 over 2000 and declined 7% or $4.4 million in 2000 over 1999. Bancorp incurs additional costs in order to provide new services, expand its market, and support the growth of the company. Management controls operating costs with the goal of maximizing profitability over time.

        Management views the efficiency ratio as an important measure of overall operating expense performance and cost management. Lower ratios indicate improved productivity. Bancorp's efficiency ratio (the ratio of noninterest expense to the sum of net interest income on a tax equivalent basis and noninterest income) decreased to 63.88% for 2001 compared to 64.73% and 74.60% for 2000 and 1999, respectively.

        Total personnel expense grew $2.0 million or 6% for 2001. Salary expense rose $1.6 million or 6%, primarily due to higher commission costs related to insurance activities, normal employee merit increases and successful recruitment of open positions. Employee benefits increased by $449 thousand or 8% to $6.0 million primarily due to higher employee medical costs.

        Efficient staffing is a strategic priority of management. Staffing additions are tied directly to achieving gains in financial performance. Average full-time equivalent employees declined to 740 in 2001 representing a decrease of 4% from 770 in 2000 which was 4% below the 803 recorded in 1999. The ratios of net income per full-time equivalent employee increased to $29,000 in 2001, from $25,000 and $16,000 in 2000 and 1999, respectively. Total personnel expense grew $70 thousand or .2% in 2000 compared to 1999.

        Merger-related expense decreased to zero in 2001 from $318 thousand in 2000 and $5.0 million in 1999. These expenses are largely associated with legal and accounting fees, severance payments, contract terminations, and similar expenses related to the acquisition and merger of Patapsco Valley Bancshares, Inc. which closed on December 30, 1999.

        Professional services decreased $542 thousand or 19.3% primarily due to fewer recruiting expenses associated with the efforts to fill open positions for 2001. Telephone expense decreased $306 thousand or 16.6%. Computer software and maintenance costs decreased $193 thousand or 10.4%. These decreases are attributed to managing the cost associated with technology investments to improve customer service and provide productivity enhancements to the organization.

TABLE 5. ANALYSIS OF CHANGES IN NONINTEREST EXPENSE

	Year Ended December 31,
				% Change 2001-2000	% Change 2000-1999
	2001	2000	1999
	(in thousands)
Noninterest Expenses
Salaries	$30,484	$28,893	$28,392	5.5%	1.8%
Pension and other employee benefits	5,974	5,525	5,956	8.1	(7.2)
Merger-related expenses	—	318	5,044	(100.0)	(93.7)
Occupancy and equipment expense	9,819	9,313	9,315	5.4	(0.0)
Stationary and supplies	1,469	1,446	1,437	1.6	0.6
Professional services	2,270	2,812	2,607	(19.3)	7.9
Postage	932	1,011	1,122	(7.8)	(9.9)
Telephone	1,534	1,840	1,608	(16.6)	14.4
Computer software and maintenance	1,659	1,852	1,504	(10.4)	23.1
Other real estate owned	190	29	78	555.2	(62.8)
Amortization of intangibles	1,120	1,173	1,152	(4.5)	1.8
Other	9,731	8,562	8,993	13.7	(4.8)

Total noninterest expense	$65,182	$62,774	$67,208	3.8%	(6.6%)

Income Taxes

        Income tax expense increased by 6% to $9.0 million for 2001 from $8.5 million for 2000 and $5.2 million in 1999. Tax expense varies with changes in the level of income before taxes, the amount of tax-exempt income realized, and the relationship of these changes to each other. Also, the amount of income tax expense differs from the amount computed at statutory rates primarily because the interest realized on state and municipal obligations and certain loans is tax-exempt.

        The effective tax rates, which is the provision for income taxes divided by income before taxes, were 29.8% for 2001, 30.5% for 2000, and 28.4% for 1999.

FINANCIAL CONDITION

        Bancorp's total assets reached $1.881 billion at December 31, 2001, an increase of 5% or $86.2 million from $1.795 billion at December 31, 2000. Earning assets increased $83.7 million or 5% in 2001, to $1.751 billion at December 31, 2001 from $1.667 billion at the prior year-end.

        Investment Securities:    The investment portfolio increased 28% or $120.3 million to $546.5 million at December 31, 2001 from $426.2 million at December 31,2000. The investment securities portfolio is structured and managed to meet several important financial objectives:

  •
  To maintain sufficient balance sheet liquidity to meet any reasonable decline in deposits and any anticipated increase in loans.

  •
  To insure safety of principal and interest by investing only in securities permitted by regulation.

  •
  To maximize income consistent with liquidity and safety requirements.

  •
  To maintain a source of assets which can be pledged as collateral for federal, state and municipal deposits.

        For accounting and reporting purposes, investments owned by Bancorp are held as available-for-sale ("AFS") securities, which are intended to be held for an indefinite period of time, but not necessarily to maturity. This determination is made when the securities are purchased and is integral to Bancorp's asset/liability management ("ALM") policies.

        Table 6, Investment Portfolio Distribution, displays the year-end amortized cost of the investment securities portfolio which increased to $542 million at December 31, 2001 from $428 million at December 31, 2000.

TABLE 6. INVESTMENT PORTFOLIO DISTRIBUTION—AMORTIZED COST(1)

	December 31,
	2001	2000	1999
	(in thousands)
U.S. Treasury and government corporations and agencies	$42,316	$171,234	$137,554
Obligations of state and political subdivisions	117,254	125,852	131,711
Mortgage-backed securities	378,341	127,556	146,704
Other securities	3,795	3,769	4,484

Total	$541,706	$428,411	$420,453

(1)
Reflects the cost of securities purchased, adjusted for amortization of premiums and accretion of discounts, which differs from the amounts reflected in the consolidated balance sheets due to fair value adjustments made in accordance with Financial Accounting Standards Board Statement No. 115.

        As shown in Table 7, Investment Portfolio Analysis, the amortized cost of AFS securities totaled $542 million and represented 100% of the total securities portfolio and 29% of consolidated total assets at December 31, 2001. AFS securities provide substantial liquidity, chiefly for unexpected loan growth or deposit withdrawal requirements.

TABLE 7. INVESTMENT PORTFOLIO ANALYSIS—DECEMBER 31, 2001

	Maturing In:
	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Available-for-sale:(1)
U.S. Treasury and government corporations and agencies	$25,050	3.51%	$10,449	5.80%	$6,817	6.10%	$—	—	$42,316	4.49%
Obligations of state and political subdivisions(2)	8,351	6.60	35,957	6.49	44,025	6.33	28,921	6.50	117,254	6.44
Mortgage-backed securities(3)	—	—	26,448	5.46	53,578	5.46	298,315	5.52	378,341	5.51
Equity securities	—	—	—	—	—	—	3,795	5.21	3,795	5.21

Total available-for-sale	$33,401	4.28%	$72,854	6.02%	$104,420	5.87%	$331,031	5.54%	$541,706	5.59%

Total investment securities	$33,401	4.28%	$72,854	6.02%	$104,420	5.87%	$331,031	5.54%	$541,706	5.59%

(1)
Reflects the cost of securities purchased, adjusted for amortization of premiums and accretion of discounts, which differs from the amounts reflected in the 2001 consolidated balance sheet due to fair value adjustments made in accordance with Financial Accounting Standards Board Statement No. 115.

(2)
Yields are presented on a fully taxable equivalent basis using the federal statutory rate of 35%.

(3)
Estimated prepayment assumptions have been incorporated into the maturities for mortgage-backed securities based upon historical trends.

        In management's opinion, no securities presented any material risk characteristics at December 31, 2001. All obligations of state and political subdivisions were rated A or higher by either Moody's Investors Service or Standard and Poors and approximately 85% were rated AAA at December 31, 2001.

        Loans:    Average loans are virtually unchanged in 2001 from 2000, whereas total loans at December 31, 2001 decreased 5% to $1.16 billion from $1.22 billion at December 31, 2000 as shown in Table 8, Loan Portfolio Mix. The weakening economy and lower interest rates resulted in rampant refinancing and decreased loan balances. Construction lending increased $4.5 million or 5.6% and non-residential real estate mortgages rose $31 million or 10.6%. Residential mortgages reflect the sharpest decline of 15% to $296 million, due to lower interest rates, which significantly increased prepayment activity along with client preference for fixed rate mortgage products which are not held in portfolio. During 2001, originations of mortgage loans increased 380% over 2000, yielding an increase of 82% on gain on sale of mortgage loans versus the prior year.

        Management believes that its underwriting standards are conservative and consistently applied. Although geographically focused on its growing primary marketplace, which has proven to be economically vibrant and stable over the years, Bancorp's credit risk is well diversified as to loan type and average loan size.

TABLE 8. LOAN PORTFOLIO MIX

	December 31,
	2001		2000		1999		1998		1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Real estate:
Construction and land development	$85,138	7.3%	$80,632	6.6%	$67,452	6.1%	$73,934	7.5%	$73,778	7.5%
Secured by farmland	5,902	0.5	6,508	0.5	7,884	0.7	8,452	0.9	8,479	0.9
Residential mortgage	295,436	25.4	347,440	28.5	305,834	27.4	275,955	27.8	268,999	27.4
Other mortgage	323,643	27.8	292,661	24.0	276,414	24.8	226,380	22.8	200,119	20.4
Agricultural	507	0.0	550	0.0	656	0.1	560	0.1	819	0.1
Commercial and industrial	175,307	15.1	182,020	14.9	170,379	15.3	134,573	13.6	143,615	14.6
Consumer	274,361	23.6	308,818	25.3	283,000	25.4	264,199	26.6	282,027	28.7
Other loans	1,931	0.2	1,501	0.1	3,115	0.3	7,703	0.8	3,187	0.3

Total Loans	$1,162,225	100.0%	$1,220,130	100.0%	$1,114,734	100.0%	$991,756	100.0%	$981,023	100.0%

TABLE 9. LOAN MATURITIES AND INTEREST SENSITIVITY(1) AT DECEMBER 31, 2001

	Maturing In:
	One Year Or Less(2)	After One Through Five Years	After Five Years	Total
	(in thousands)
Real estate:
Construction and land development	$38,337	$33,166	$13,635	$85,138
Secured by farmland	1,839	4,063	—	5,902
Agricultural	217	207	83	507
Commercial and industrial	75,491	81,629	18,188	175,307
Other loans	1,128	802	—	1,931

Total	$117,012	$119,867	$31,906	$268,785

Rate sensitivity:
Predetermined rate	$37,311	$103,713	$21,492	$162,516
Floating rate	79,701	16,154	10,414	106,269

Total	$117,012	$119,867	$31,906	$268,785

(1)
Excludes real estate mortgage loans and consumer loans.

(2)
Includes demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts.

        Deposits:    Representing the principal source of funds for loans and investments, average total deposits, as shown in Table 10, Average Deposits and Rates Paid, increased by 9% in 2001 over 2000. Noninterest checking and certificates of deposit grew by 11% and 16%, respectively. Money market accounts also grew, generating $28.5 million or 11% growth in deposits, primarily in the T-bill Plus money market product. Consumers show a strong preference for the flexibility and competitive rates of these accounts. Savings and interest checking customers migrated to the T-bill Plus Account which is reflected in the lower balances in those products.

        Table 11, Maturity of Time Deposits $100,000 or More, reflects a growth rate of 64% for 2001, most notably in the shorter-term maturities. Generally the highest cost source of deposits, they are also a relatively stable source coming largely from local municipalities. The events of September 11, 2001 and the down-turn in the stock market resulted in the movement of funds into these products from other higher-risk non-bank investments.

TABLE 10. AVERAGE DEPOSITS AND RATES PAID

	2001		2000		1999
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(in thousands)
Noninterest-bearing demand deposits	$210,973		$189,470		$176,946
Interest-bearing deposits:
Checking	186,999	1.04%	191,544	2.05%	180,281	1.75%
Money market	285,975	3.04	257,490	4.06	198,170	3.40
Savings	149,726	1.79	156,936	2.18	179,124	2.33
Time	611,898	5.56	526,823	5.39	556,161	5.17

Total interest-bearing deposits	1,234,598	3.84	1,132,793	4.08	1,113,736	3.85

Total average deposits	$1,445,571	3.28%	$1,322,263	3.49%	$1,290,682	3.32%

TABLE 11. MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

	December 31,
	2001	2000	1999
	(in thousands)
Maturing in:
3 months or less	$63,822	$23,382	$25,630
Over 3 months through 6 months	33,893	15,786	19,961
Over 6 months through 12 months	55,910	39,670	34,495
Over 12 months	33,658	35,708	18,909

Total	$187,283	$114,546	$98,995

        Borrowings:    Short-term borrowings decreased $91.5 million to $117.6 million on average in 2001 and average long-term borrowings increased $6.3 million to $49.7 million. With the drop in interest rates that occurred in 2001, Bancorp elected to secure additional long-term fixed rate funding in the low interest rate environment. Much of the reduction reflected in 2001 short-term borrowings was the result of an increase in core deposit balances.

TABLE 12. SHORT-TERM BORROWINGS

        Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
End of period outstanding	$114,505	$127,395	$94,083
Highest month-end balance	116,893	136,116	107,335
Average balance	100,235	113,172	73,151
Average rate of interest:
At end of year	1.11%	6.17%	4.78%
During year	3.35	5.57	4.52

        Short-term Advances from Federal Home Loan Bank

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
End of period outstanding	$1,151	$109,000	$45,728
Highest month-end balance	72,000	133,650	45,728
Average balance	15,778	94,474	14,760
Average rate of interest:
At end of year	5.36%	6.35%	5.65%
During year	6.00	6.72	5.73

LIQUIDITY MANAGEMENT

        The goal of liquidity management is to ensure Bancorp's ability to meet current and future obligations, including loan commitments, deposit withdrawals, liability maturities and other commitments, and to ensure that Bancorp is well positioned to take advantage of business opportunities in a timely and cost-efficient manner. Bancorp manages liquidity at both the parent and subsidiary levels through active management of the balance sheet.

        Parent company liquidity comes from short-term investments that can be sold immediately and from dividends and interest income from subsidiaries. At December 31, 2001, F&M Bancorp had $4.8 million in interest-bearing balances at Farmers & Mechanics Bank. During 2001, amounts available for the payment of dividends aggregated $21.1 million.

        Liquidity at the Bank is derived from its ability to generate core deposits from a large, diversified customer base and its ability to purchase noncore money market funds in the U.S. The Bank's ability to attract funds in the wholesale markets rests on its strength of capital, collateral availability, earnings, reputation and high quality assets. The Bank draws on a diverse base of wholesale funding sources, including large certificates of deposit, federal funds purchased, and securities sold under repurchase agreements. The Bank also has extensive access to funds from its membership in the Federal Home Loan Bank of Atlanta.

        Asset liquidity is maintained through temporary investments, maturity management and the ability to liquidate securities in the available for sale portfolio. In addition, Bancorp limits the level, maturity and concentrations of noncore funding through policy and internal guidelines. Management regularly reviews liquidity positions and reviews liquidity with the Board of Directors on a semi-annual basis.

Market Risk and Asset/Liability Management

        Market risk is defined as the future changes in market prices that increase or decrease the value of financial instruments, i.e. cash, investments, loans, deposits and debt. Included in market risk are interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks. Bancorp's primary source of market risk is interest rate risk. Market risk-sensitive financial instruments are entered into for purposes other than trading. Bancorp does not engage in foreign currency transactions.

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

        In determining the appropriate level of interest rate risk, Bancorp considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. Bancorp uses a number of tools to measure interest rate risk including simulating net interest income, monitoring the sensitivity of the net present value of the balance sheet and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods.

        Management believes that interest rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors and other options. Assumption testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and balance sheet growth. Bancorp's policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0% for the up or down 300 basis points scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a 5.6% decrease in net interest income at December 31, 2001. A 300 basis point decrease in rates over the next 12 months would cause approximately a 4% decrease in net interest income. Note that certain short-term market rates and a majority of the Bank's deposit rates are below 3.0%. These rates cannot move below zero in a down 300 basis point scenario. The impact of this zero percent floor on deposit rates is the primary reason that net interest income is negatively impacted in the down 300 basis point scenario.

        Computations of prospective effects of hypothetical interest rate changes are based on many assumptions including relative levels of market interest rates, loan prepayments and changes in deposit levels. They are not intended to be a forecast and should not be relied upon as indicative of actual results. Further, the computations do not contemplate certain actions that management could take in response to changes in interest rates.

        Capital Resources:    It is Bancorp's policy to maintain a level of capital sufficient to protect the company's depositors, creditors and shareholders and to support Bancorp's growth. The principal source of capital is retained earnings. Bancorp monitors historical and projected earnings, dividends, and asset growth, as well as risks associated with various types of on-and off-balance sheet assets and liabilities, in order to determine appropriate capital levels. During 2001, total shareholder's equity increased 6% or $9.4 million to $167.4 million at December 31, 2001 from $158.0 million at December 31, 2000. Internal capital generation and the change in accumulated other comprehensive income resulted in this increase in total shareholder's equity. Internal capital generation (net income less dividends) added $9.1 million to equity in 2001, representing 5% in average stockholder's equity. Year-end accumulated other comprehensive income (comprised of net unrealized gains and losses on available for sale securities) increased in 2001 as compared to 2000, by $4.6 million in higher total stockholder's equity.

        External capital formation resulting from stock issuances under the dividend reinvestment and stock option program totaled $307 thousand in 2001. Share repurchases reduced total stockholder's equity by $4.6 million in 2001. The ratio of average equity to average assets was 9.3% in 2001 as compared to 8.6% for 2000 and 9.1% for 1999.

        The FRB maintains capital adequacy guidelines applicable to Bancorp and the Bank, respectively, as disclosed in, Shareholders' Equity, Notes to Consolidated Financial Statements. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were "well capitalized" at December 31, 2001 and 2000.

        In accordance with regulatory guidelines, fair value adjustments to shareholders' equity for changes in the fair value of investment securities classified as available-for-sale are excluded from the calculations.

        Effects of Changing Prices:    Inasmuch as virtually all of a financial institution's assets and liabilities are monetary in nature, changes in interest rates may have a significant effect on earnings performance. Interest rates, though affected by inflation, do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services. Movements in interest rates are a result of the perceived changes in the rate of inflation and the effects of monetary and fiscal policies. Reference to Net Interest Income and Market Risk in this section will assist the reader in understanding how Bancorp is positioned to address changing interest rates.

        Several major categories of noninterest expense are more directly affected by inflationary factors such as salaries and employee benefits and other operating expenses. Management endeavors to overcome or mitigate the effects of inflation by seeking opportunities to improve operating efficiency and productivity and by developing strategies for growth that will exceed the projected rate of inflation.

RISK ELEMENTS

        Nonperforming Assets:    Table 13, Nonperforming Assets and Contractually Past-Due Loans, displays a five-year history of steadily declining nonperforming assets. Totaling just $1.9 million, or 0.10% of total consolidated assets at December 31, 2001, Bancorp reduced its nonperforming assets at an average annual rate of 36% over the period shown.

        Loans that were past due 90 days or more and not classified as nonperforming totaled $2.8 million at December 31, 2001, or 0.24% of year-end total loans, compared with $1.2 million one year earlier, or 0.10% of total loans at December 31, 2000. Historically, there has been no direct correlation between loans past due 90 days or more and nonperforming loans or loan losses.

TABLE 13. NONPERFORMING ASSETS AND CONTRACTUALLY PAST-DUE LOANS

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Nonperforming assets:
Nonaccrual loans(1)	$1,279	$2,669	$6,181	$5,544	$8,554
Other real estate owned net of valuation allowance(2)	638	1,057	1,185	1,705	5,192

Total nonperforming assets	$1,917	$3,726	$7,366	$7,249	$13,746

Loans past due 90 or more days as to interest or principal(3)	$2,819	$1,230	$1,514	$2,371	$1,376
Nonperforming loans to total loans	0.11%	0.22%	0.55%	0.56%	0.87%
Nonperforming assets to total loans plus other real estate owned	0.16%	0.30%	0.66%	0.73%	1.39%
Nonperforming assets to total assets	0.10%	0.21%	0.43%	0.45%	0.93%
Allowance for credit losses times nonperforming loans	10.90	4.96	2.11	2.57	1.60

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

(3)
Nonaccrual loans are not included.

        Potential Problem Loans:    At December 31, 2001, there were $16.0 million in loans that management had reasonable concerns might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

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

        As reflected in Table 14, at December 31, 2001 the allowance for loan losses was $13.9 million, or 1.20% of total loans and almost eleven times the total non-accrual loans. This compares to an allowance for loan losses at December 31, 2000 of $13.2 million, equivalent to 1.08% of total loans and 496% of non-accrual loans. Net charge-offs during 2001 were $106 thousand less than 2000.

        Table 14, Analysis of Allowance for Credit Losses shows a five-year history of activity reflecting relative stability in both the annual charge-off ratio and the level of the allowance related to total loans. Bancorp had loans amounting to approximately $1.3 million and $2.7 million at December 31, 2001 and December 31, 2000, respectively, that were specifically classified as impaired and included in non-accrual loans in Table 13.

        At December 31, 2001 the allowance for loan losses was $13.9 million, consisting of $12.4 million representing the formula allowance, a $1.3 million specific allowance, and a $223 thousand unallocated allowance. Table 15, Allocation of Allowance for Credit Losses, discloses management's allocation of the allowance to various loan categories. This reflects the underlying trends in loan growth and the change in mix. As they are estimates, this allocation is not intended to limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan category in which future charge-offs may ultimately occur.

        See NOTE 4, Loans, Notes to Consolidated Financial Statements, for disclosures pertaining to impaired loans and the specific allowance related thereto.

        While management believes the allowance for credit losses was adequate at December 31, 2001, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

TABLE 14. ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Allowance for credit losses at beginning of year	$13,232	$13,068	$14,241	$13,685	$13,302
Charge-offs:
Real estate	208	630	586	1,053	879
Commercial and industrial	673	1,009	388	532	220
Consumer	4,933	3,887	4,144	4,093	4,474

Total charge-offs	5,814	5,526	5,118	5,678	5,573
Recoveries:
Real estate	88	189	310	430	441
Commercial and industrial	156	80	371	235	151
Consumer	2,604	2,185	1,969	2,513	2,454

Total recoveries	2,848	2,454	2,650	3,178	3,046

Net charge-offs	2,966	3,072	2,468	2,500	2,527
Additions charged to operating expense	3,681	3,236	1,295	3,056	2,910

Allowance for credit losses at end of year	$13,947	$13,232	$13,068	$14,241	$13,685

Net charge-offs to average loans outstanding	0.25%	0.26%	0.22%	0.25%	0.26%
Allowance for credit losses to total loans	1.20%	1.08%	1.17%	1.44%	1.40%

(1)
Excludes loans held for sale.

TABLE 15. ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2001		2000		1999		1998		1997
	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)
	(in thousands)
Real estate:
Construction and land development	$1,655	6.5%	$1,866	5.8%	$1,612	6.1	$1,830	7.5	$2,304	7.5
Residential mortgage	481	13.5	690	14.2	653	27.4	973	27.8	932	27.4
Other mortgage	2,534	19.2	3,651	26.4	3,960	24.8	3,566	22.8	3,418	20.4
Commercial and industrial	3,131	19.1	2,073	11.7	2,388	15.3	1,976	13.6	1,819	14.6
Consumer	5,923	40.3	3,940	40.4	3,073	25.4	3,630	26.7	4,264	28.8
Unallocated	223	1.4	1,012	1.5	1,382	1.0	2,266	1.6	948	1.3

Total allowance for credit losses	$13,947	100.0%	$13,232	100.0%	$13,068	100.0%	$14,241	100.0%	$13,685	100.0%

(1)
Reflects the percentage of loans in each category to total loans.

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

        The concept of reasonable assurance is based on the recognition that the cost of internal controls should not exceed the related benefits. As an integral part of internal controls, Bancorp contracted with Arthur Andersen LLP, to maintain a professional staff of internal auditors who monitor compliance with and assess the effectiveness of internal controls and coordinate audit coverage with the independent auditors.

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

        The financial statements have been audited by Arthur Andersen LLP, independent auditors, who render an independent professional opinion on management's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and reported to the shareholders. Their examination provides an objective assessment of the degree to which Bancorp's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing the internal controls and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are presented fairly in all material respects.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of F&M Bancorp:

        We have audited the accompanying consolidated balance sheets of F&M Bancorp (a Maryland bank holding company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of F&M Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F&M Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Vienna, Virginia
January 15, 2002

F&M Bancorp and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands, except per share data)
ASSETS
Cash and due from banks	$65,570	$55,490
Federal funds sold	360	3,052
Interest- bearing deposits with banks	13,178	11,591

Total cash and cash equivalents	79,108	70,133
Loans held for sale	28,779	5,994
Investment securities:
Available-for-sale, at fair value	546,522	336,787
Held-to-maturity, fair value of $89,584 in 2000	—	89,405

Total investment securities	546,522	426,192
Loans, net of unearned income	1,162,225	1,220,130
Less: Allowance for credit losses	(13,947)	(13,232)

Net loans	1,148,278	1,206,898
Bank premises and equipment, net	35,563	35,647
Other real estate owned, net	638	1,056
Interest receivable	9,417	11,172
Intangible assets	3,898	5,566
Other assets	29,231	32,586

Total other assets	78,747	86,027

Total assets	$1,881,434	$1,795,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$234,459	$207,872
Interest-bearing	1,281,609	1,156,160

Total deposits	1,516,068	1,364,032
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	114,505	127,395
Other short-term borrowings	3,040	110,676
Long-term borrowings	63,444	15,790
Accrued taxes and other liabilities	16,952	19,315

Total liabilities	1,714,009	1,637,208

Shareholders' equity:
Common stock, par value $5 per share; authorized 50,000,000 shares; issued and outstanding 10,862,257 in 2001 and 11,014,529 in 2000	54,311	55,073
Surplus	75,147	78,488
Retained earnings	34,782	25,857
Accumulated other comprehensive income (loss)	3,185	(1,382)

Total shareholders' equity	167,425	158,036

Total liabilities and shareholders' equity	$1,881,434	$1,795,244

The accompanying notes are an integral part of these consolidated financial statements.

F&M Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$95,836	$101,081	$86,339
Interest on deposits with banks	537	566	1,099
Interest and dividends on investment securities:
Taxable	19,810	18,563	19,424
Tax-exempt	5,592	5,789	5,984
Interest on federal funds sold	685	179	952

Total interest income	122,460	126,178	113,798

Interest Expense
Interest on deposits	47,375	46,179	42,849
Interest on federal funds purchased and securities sold under agreements to repurchase	3,377	6,305	3,304
Interest on long-term borrowings	2,583	2,310	5,796
Interest on other short-term borrowings	1,011	6,348	92

Total interest expense	54,346	61,142	52,041

Net interest income	68,114	65,036	61,757
Provision for credit losses	3,681	3,236	1,295

Net interest income after provision for credit losses	64,433	61,800	60,462
Noninterest Income
Service charges on deposit accounts	8,370	7,905	7,083
Insurance income	8,760	7,993	6,887
Gains on sales of loans	3,772	2,083	2,219
Gains on sales of securities	60	633	10
Gains (losses) on sales of property	498	51	(14)
Alternative investment and stock brokerage income	3,554	3,890	3,587
Other operating income	5,840	6,214	5,216

Total noninterest income	30,854	28,769	24,988
Noninterest Expenses
Salaries	30,484	28,893	28,392
Pension and other employee benefits	5,974	5,525	5,956
Merger-related expenses	—	318	5,044
Occupancy and equipment expense	9,819	9,313	9,315
Other operating expense	18,905	18,725	18,501

Total noninterest expense	65,182	62,774	67,208

Income before provision for income taxes	30,105	27,795	18,242
Provision for income taxes	8,984	8,471	5,179

Net Income	$21,121	$19,324	$13,063

Other comprehensive income (loss), net of tax:
Unrealized gain (losses) on securities available-for-sale	$4,530	$6,577	$(8,659)
Reclassification adjustment for gains included in net income	37	418	5

Other comprehensive income (loss)	4,567	6,995	(8,654)

Comprehensive income	$25,688	$26,319	$4,409

Earnings per Common Share—Basic
Based on weighted average shares outstanding of 10,968,256 in 2001, 11,010,476 in 2000, and 10,981,125 in 1999	$1.93	$1.76	$1.19
Earnings per Common Share—Diluted
Based on weighted average shares outstanding of 11,017,481 in 2001, 11,030,262 in 2000, and 11,040,986 in 1999	$1.92	$1.75	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

F&M Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Shares	Common Stock Par Value	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except per share data)
Balance, December 31, 1998	10,439,434	$52,196	$65,020	$30,694	$277	$148,187
Net income	—	—	—	13,063	—	13,063
Dividend reinvestment plan	10,620	55	171	(138)	—	88
Cash dividend ($.97 per share)	—	—	—	(10,646)	—	(10,646)
Stock consideration for options exercised	(11,554)	(58)	(50)	(81)	—	(189)
Stock options exercised	105,437	527	1,444	—	—	1,971
Stock dividend	455,684	2,278	11,663	(13,941)	—	—
Other comprehensive loss	—	—	—	—	(8,654)	(8,654)

Balance, December 31, 1999	10,999,621	$54,998	$78,248	$18,951	$(8,377)	$143,820
Net income	—	—	—	19,324	—	19,324
Dividend reinvestment plan	—	(14)	13	(82)	—	(83)
Cash dividend ($1.08 per share)	—	—	—	(12,332)	—	(12,332)
Stock consideration for options exercised	(651)	(3)	(5)	(4)	—	(12)
Stock options exercised	18,465	92	232	—	—	324
Stock repurchase and retirement	(2,906)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	6,995	6,995

Balance, December 31, 2000	11,014,529	$55,073	$78,488	$25,857	$(1,382)	$158,036
Net income	—	—	—	21,121	—	21,121
Dividend reinvestment plan	—	—	—	(203)	—	(203)
Cash dividend ($1.09 per share)	—	—	—	(11,977)	—	(11,977)
Stock consideration for options exercised	(1,702)	(3)	(4)	(16)	—	(23)
Stock options exercised	27,830	133	400	—	—	533
Stock repurchase and retirement	(178,400)	(892)	(3,737)	—	—	(4,629)
Other comprehensive income	—	—	—	—	4,567	4,567

Balance, December 31, 2001	10,862,257	$54,311	$75,147	$34,782	$3,185	$167,425

The accompanying notes are an integral part of these consolidated financial statements.

F&M Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Cash Flows from Operating Activities
Net Income	$21,121	$19,324	$13,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,681	3,236	1,295
Depreciation and amortization	3,546	3,617	3,764
Amortization of intangibles	1,120	1,173	1,152
Net premium amortization on investment securities	1,288	(64)	342
Decrease (increase) in interest receivable	1,755	(1,092)	103
(Decrease) increase in interest payable	(1,478)	58	194
(Gains) losses on sales of property	(498)	(51)	14
Gains on sales of securities	(60)	(633)	(10)
(Increase) decrease in loans held for sale	(22,785)	9,503	13,032
Decrease (increase) in other assets	1,613	17,297	(22,760)
(Decrease) increase in other liabilities	(885)	660	1,810
Gains on sales of loans	(3,772)	(2,083)	(2,219)
Other operating activities	(89)	133	7,250

Net cash provided by operating activities	4,557	51,078	17,030

Cash Flows from Investing Activities
Purchases of investment securities held to maturity	—	(490)	(20,215)
Purchases of investment securities available for sale	(347,687)	(75,847)	(185,232)
Proceeds from sales/maturities of securities held to maturity	—	10,033	18,507
Proceeds from sales/maturities of securities available for sale	233,075	61,959	190,914
Net decrease (increase) in loans	58,193	(108,151)	(125,447)
Purchases of premises and equipment	(3,440)	(3,770)	(3,701)
Proceeds from sales of property	1,411	129	2
Other investing activities	—	—	518

Net cash used in investing activities	(58,447)	(116,137)	(124,654)

Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	64,347	41,197	57,681
Net increase (decrease) in certificates of deposit	87,689	8,762	(28,869)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(12,890)	33,312	32,656
Net (decrease) increase in other short-term borrowings	(107,636)	62,493	33,407
Net increase (decrease) in long-term borrowings	47,654	(84,788)	6,332
Cash dividends paid	(11,977)	(12,332)	(10,646)
Dividend reinvestment plan	(203)	(83)	88
Proceeds from issuance of common stock	510	312	1,782
Common stock purchased and retired	(4,629)	—	—

Net cash provided by financing activities	62,865	48,873	92,431

Net increase (decrease) in cash and cash equivalents	8,975	(16,187)	(15,193)
Cash and cash equivalents at beginning of year	70,133	86,320	101,513

Cash and cash equivalents at end of period	$79,108	$70,133	$86,320

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	69,592	61,085	55,856
Cash payments for income tax	9,240	7,478	5,180
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available for sale, net of income taxes	4,567	6,995	(8,654)
Transfer of held-to-maturity securities to available-for-sale securities	89,405	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Banking Activities and Significant Accounting Policies

        F&M Bancorp (the "Parent Company") is a bank holding company that provides its customers with banking and bank-related financial services through its wholly-owned subsidiary, Farmers & Mechanics Bank and Subsidiaries (the "Bank"). The Bank offers various loan, deposit and other financial products and services to individuals and commercial businesses located primarily within the State of Maryland. The primary market area encompasses Frederick, Carroll, Howard, Montgomery and Washington Counties, MD, with additional community office presence in Allegany, and Baltimore County, MD. The Bank maintains correspondent banking relationships that allow it to execute daily federal funds transactions on an unsecured basis.

        The accounting and reporting policies and practices of F&M Bancorp and Subsidiaries ("Bancorp") conform with United States generally accepted accounting principles ("GAAP") and with prevailing practice in the banking industry. The following is a summary of Bancorp's significant accounting policies:

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation. In the Parent Company financial statements, investment in subsidiaries is accounted for using the equity method of accounting.

        Comprehensive Income:    Other comprehensive income consists entirely of unrealized gains (losses) on available-for-sale securities. Income taxes allocated to other comprehensive income amounted to a provision of ($2,874,000) in 2001 and ($4,401,000), in 2000, respectively and a benefit of $5,444,000 in 1999.

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

        Securities classified as trading, if any, are those securities bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with any unrealized gains and losses included in noninterest income in the consolidated statements of income and comprehensive income.

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

        Allowance for Credit Losses:    The allowance for credit losses (the "allowance") is maintained at a level that, in management's judgment, is adequate to absorb losses inherent in the loan portfolio.

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

        Other Real Estate Owned:    Other real estate owned ("OREO") includes real estate acquired in foreclosure (in partial or complete satisfaction of debt), or otherwise surrendered by the borrower to Bancorp's possession.

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

        Intangible Assets:    Intangible assets represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in branch office acquisitions, as well as non-compete contracts and mortgage servicing rights. These intangible assets are initially amortized over a period of 10 years using the straight-line method subject to periodic review and acceleration should subsequent events and circumstances dictate.

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

        Per Share Data:    Earnings per share ("EPS") are computed and presented in accordance with FASB Statement No. 128, "Earnings Per Share." As prescribed therein, the presentation of primary EPS has been replaced with the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders ("numerator") by the weighted-average number of common shares outstanding for the period after giving retroactive effect to stock dividends and stock splits ("denominator"). Diluted EPS reflects the potential dilution that could occur if outstanding stock options or other contracts to issue common stock, if any, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Bancorp. Diluted EPS is equal to the numerator divided by the denominator plus 49,225 shares, 19,786 shares, and 59,861 shares, represented by outstanding stock options assumed to be exercised for the years ended December 31, 2001, 2000 and 1999, respectively.

        Trust Assets and Income:    Assets held in an agency or fiduciary capacity are not assets of Bancorp and, accordingly, are not included in the accompanying consolidated balance sheets. Trust income is recorded on an accrual basis and is included in alternative investment and stock brokerage income in the accompanying statement of income and comprehensive income.

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

2.    Acquisitions/Reorganizations/Liquidations

        On November 20, 2001, Bancorp through Farmers & Mechanics Bank, sold assets and liabilities associated with the Fairfield and Gettysburg, Pennsylvania branch offices to Adams County National Bank. Under the terms of the agreement, Adams County National Bank assumed responsibility for services related to checking, savings, and certificates of deposit products totaling $24.3 million and purchased the branch office and real estate located at 20 East Main Street, Fairfield, PA. Adams County National Bank also assumed the lease for the Middle St. office in Gettysburg.

        On July 16, 2001, Bancorp dissolved Home Appraisals, Inc. and Founders Mortgage Co. Both businesses were acquired in previous acquisitions. Farmers & Mechanics Bank has assumed the services rendered by these companies.

        On June 1, 2001, Bancorp completed the consolidation of its two banking subsidiaries into one state banking charter. Home Federal Savings Bank began operating as a division of Farmers & Mechanics Bank. The consolidation of F&M Bancorp's two banking subsidiaries into a single state-chartered institution will provide enhanced operating efficiencies for the company.

        On May 10, 2001, Bancorp consolidated two insurance affiliates into Keller Stonebraker Insurance, Inc. ("KS"), Hagerstown, MD, (Charles S. Gardner Insurance Agency, Inc. and JRH Insurance, Inc). KS operates as an independent, wholly-owned subsidiary of the Bank and provides a full line of consumer and commercial business insurance products through offices in Hagerstown and Cumberland, MD and Keyser, WV. Consumer insurance products include annuities, homeowners, automobile, life and personal umbrellas. Commercial business products include property and casualty packages, workers' compensation, bonds, professional liability, umbrella, and 401(K) and other benefit plans.

        On May 10, 2001, Bancorp consolidated C&F Insurance Agency into Potomac Basin Group Associates, Inc. ("PB"), Beltsville, MD., PB operates as an independent, wholly-owned subsidiary of the Bank and is an independent insurance agency specializing in corporate employee benefit plans through its offices in Beltsville and Ellicott City, MD.

        On April 26, 2001, Bancorp dissolved TBT Title VIII, Inc., Central Maryland Service Corp., CLC Associates, Inc. Family Home Insurance Agency, Inc. and Keystone General Partnership. These businesses were inactive companies that were acquired in previous acquisitions. Farmers & Mechanics Bank and its affiliates have assumed any services rendered by these companies.

        On December 30, 1999, Bancorp completed the acquisition of Patapsco Valley Bancshares, Inc. ("PVB") and its commercial banking subsidiary, Commercial & Farmers Bank ("C&F"), Ellicott City, MD, in a tax-free exchange of shares accounted for as a pooling-of-interests. Under the terms of the merger agreement, C&F was merged with and into the Bank at closing, increasing the Bank's assets by approximately $173 million, loans by approximately $119 million, and deposits by approximately $150 million.

        On July 15, 1999, Bancorp consummated a merger with Potomac Basin Group Associates, Inc. ("PB"), in a tax-free exchange of shares accounted for as a pooling-of-interests. PB is a Beltsville, MD-based, full-line independent insurance agency specializing in corporate employee benefit plans.

3.    Investment Securities

        The amortized cost and estimated fair value of investments at December 31, 2001 and 2000, summarized by contractual maturity, are presented in a table that follows. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with, or without, call or prepayment penalties.

        Proceeds from sales of investment securities available-for-sale during 2001 were $14,700,000. Gross gains of $60,000 were realized on those sales. Proceeds from sales/calls of investment securities available-for-sale during 2000 were $2,941,000. Gross gains of $633,000 were realized on those sales.    Proceeds from sales/calls of investment securities available-for-sale during 1999 were $14,976,000. Gross gains of $36,000 and gross losses of $26,000 were realized on those sales.

        The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank (the "FHLB") advances, and for other purposes as required and permitted by law, totaled $232,644,000 at December 31, 2001, and $226,957,000 at December 31, 2000.

        Interest earned on obligations of states and political subdivisions is exempt from federal income taxes. However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations. Such tax-exempt securities comprised 21.7% and 28.6% of the total carrying value of the investment portfolio at December 31, 2001 and 2000, respectively.

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies:
Within 1 year	$25,050	$297	$—	$25,347
After 1 but within 5 years	10,449	367	—	10,816
After 5 but within 10 years	6,817	86	—	6,903

	42,316	750	—	43,066
Obligations of states and political subdivisions:
Within 1 year	8,351	88	4	8,435
After 1 but within 5 years	35,957	1,025	4	36,978
After 5 but within 10 years	44,025	381	176	44,230
After 10 years	28,921	172	457	28,636

	117,254	1,666	641	118,279
Mortgage-backed securities	378,341	3,209	1,499	380,051

Total debt securities	537,911	5,625	2,140	541,396
Equity securities	3,795	1,476	145	5,126

Total securities available-for-sale	$541,706	$7,101	$2,285	$546,522

Held-to-maturity:
Total securities held-to-maturity	$—	$—	$—	$—

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies:
Within 1 year	$43,462	$13	$40	$43,434
After 1 but within 5 years	69,995	91	362	69,724
After 5 but within 10 years	57,777	38	800	57,016

	171,234	142	1,202	170,174
Obligations of states and political subdivisions:
Within 1 year	676	3	0	679
After 1 but within 5 years	6,643	12	43	6,612
After 5 but within 10 years	21,868	99	181	21,786
After 10 years	15,631	152	301	15,482

	44,818	266	525	44,559
Mortgage-backed securities	119,185	73	1,980	117,279

Total debt securities	335,237	481	3,706	332,012
Equity securities	3,769	1,166	160	4,775

Total securities available-for-sale	$339,006	$1,647	$3,866	$336,787

Held-to-maturity:
Obligations of states and political subdivisions:
Within 1 year	$6,027	$20	$0	$6,047
After 1 but within 5 years	31,071	355	10	31,416
After 5 but within 10 years	18,437	119	68	18,489
After 10 years	25,499	93	415	25,177

	81,034	587	493	81,129
Mortgage-backed securities	8,371	86	2	8,455

Total securities held-to-maturity	$89,405	$673	$495	$89,584

4.    Loans

        Loans consist of the following:

	December 31,
	2001	2000
	(in thousands)
Real estate:
Construction and land development	$85,138	$80,632
Secured by farmland	5,902	6,508
Residential mortgage	295,436	347,440
Other mortgage	323,643	292,661
Agricultural	507	550
Commercial and industrial	175,307	182,020
Consumer	274,361	308,818
Other loans	1,931	1,501

Total Loans	$1,162,225	$1,220,130

        Loans to states and political subdivisions and industrial revenue bonds are included in commercial and industrial loans and in total loans in the consolidated balance sheets. Interest income from these loans is included in interest and fees on loans in the consolidated statements of income and comprehensive income.

        Transactions in the allowance for credit losses were:

	December 31,
	2001	2000	1999
	(in thousands)
Balance at beginning of year	$13,232	$13,068	$14,241
Provision for credit losses	3,681	3,236	1,295
Recoveries of loans previously charged-off	2,848	2,454	2,650
Loans charged-off	(5,814)	(5,526)	(5,118)

Balance at end of year	$13,947	$13,232	$13,068

        In the ordinary course of business, directors and officers of the Bank and their affiliates were customers of and had other transactions with the Bank. Loan transactions with directors and officers were made on substantially the same terms as those prevailing at the time for comparable loans to other persons, and did not involve more than normal risk of collectibility nor presented other unfavorable features. The aggregate dollar amount of all loans to officers, directors, and their affiliates was $12,870,000 and $14,069,000 at December 31, 2001 and 2000, respectively. During 2001, $13,937,000 of new loans were made, or became reportable, and repayments and other decreases totaled $15,136,000.

        The loan portfolio includes loans that are not currently accruing interest income. The total outstanding principal amount of these loans at December 31, 2001, 2000, and 1999 and the effect on interest income for the years then ended, are as follows:

	December 31,
	2001	2000	1999
	(in thousands)
Principal balance	$1,279	$2,669	$5,462
Gross amount of interest which would have been recorded under original terms	210	205	427
Recorded interest income on those loans	110	134	309

        The net reduction in interest income on renegotiated loans was not material in 2001, 2000, and 1999. At December 31, 2001, there were no material commitments to lend additional funds to borrowers whose loans had been modified in troubled debt restructurings or were in a nonaccrual status.

        The average balance of impaired loans amounted to $1,689,000 and $3,590,000 for the years ended December 31, 2001 and 2000, respectively. Cash receipts totaling $926,491 and $1,002,124 during 2001 and 2000, respectively, were applied to reduce the principal balance of those impaired loans, and no interest income was recognized. The specific allowance for credit losses for these impaired loans was $327,000 and $140,000 at December 31, 2001 and 2000, respectively.

5.    Bank Premises and Equipment

        Investments in bank premises and equipment are as follows:

	December 31,
	2001	2000
	(in thousands)
Bank premises and land	$34,058	$32,024
Furniture and equipment	31,362	32,557
Leasehold improvements	5,633	3,482

	71,053	68,063
Less: accumulated depreciation and amortization	35,490	32,416

Net premises and equipment	$35,563	$35,647

        Depreciation and amortization related to premises and equipment in the consolidated statement of income and comprehensive income amounted to $3,546,000 in 2001, $3,617,000 in 2000, and $3,764,000 in 1999.

6.    Deposits

        The carrying amounts of deposits are as follows:

	December 31,
	2001	2000
	(in thousands)
Noninterest-bearing demand deposits	$234,459	$207,872
Interest-bearing deposits:
Checking	200,430	185,817
Money market	296,687	282,084
Savings	153,744	145,200
Certificates of deposit:
Under $100,000	443,465	428,513
$100,000 and over	187,283	114,546

Total deposits	$1,516,068	$1,364,032

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

        Unused lines of credit for short-term borrowings totaled approximately $694,844,000 at December 31, 2001.

        The table below presents selected information on the combined totals of repurchase agreements and other short-term borrowings:

	December 31,
	2001	2000
	(in thousands)
Maximum month end balance during the year	$212,593	$251,689
Average balance for the year	117,607	209,144
Average rate for the year	3.73%	6.10%
Average rate at year end	1.13%	6.25%
Estimated fair value	$117,545	$238,071

        Long-term Borrowings:    The table below presents a summary of long-term FHLB advances:

	December 31,
	2001	2000
	(in thousands)
Due within 1 to 5 years	$37,253	$3,631
Due after 5 years through 10 years	26,145	12,035
Due after 10 years	46	124

	$63,444	$15,790

        These advances had weighted average interest rates of 4.99% and 5.39% at December 31, 2001 and 2000, respectively. These advances are secured either by a blanket floating lien on all real estate mortgage loans secured by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets. As of December 31, 2001, all advances carried a fixed rate. Advances are convertible at the FHLB's option to a LIBOR based variable rate which totaled $25.0 million in 2002, $10.0 million in 2003, and $10.0 million in 2006.

8.    Income Taxes

        Significant components of deferred tax assets and liabilities is as follows:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Allowance for credit and other real estate owned losses	$4,881	$4,604
Depreciation and amortization	872	—
Unrealized losses on securities available for sale	—	838
Deferred compensation	1,720	1,737
Intangibles	781	1,146
Other	949	982

Total deferred tax assets	9,203	9,307
Valuation allowance for deferred tax assets	(474)	(474)

Total deferred tax assets after valuation allowance	8,729	8,833

Deferred tax liabilities:
Depreciation and amortization	—	1,219
Unrealized gains on securities available for sale	1,860	—
Other	401	357

Total deferred tax liabilities	2,261	1,576

Net deferred tax asset	$6,468	$7,257

        A reconciliation of the statutory income tax rate to the provision for income taxes attributed to continuing operations included in the consolidated statements of income and comprehensive income, is as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Income before income tax	$30,105	$27,795	$18,242
Tax rate	35%	35%	35%

Income tax at statutory rate	10,537	9,728	6,385
(Decreases) increases in tax resulting from:
Tax-exempt interest income	(2,172)	(2,142)	(2,261)
State income tax, net of federal income tax benefit	680	583	264
Other	(61)	302	791

Actual tax expense	$8,984	$8,471	$5,179

Effective tax rate	29.8%	30.5%	28.4%

        Significant components of the provision for income taxes attributed to continuing operations is as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Currently payable:
Federal	$9,862	$7,297	$4,429
State	1,031	1,043	334

Total currently payable	10,893	8,340	4,763
Deferred	(1,909)	131	416

Provision for income taxes	$8,984	$8,471	$5,179

        The components of the provision for deferred tax expense (benefit) is as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Provision for credit losses	$(277)	$(125)	$443
Amortization of intangibles	365	45	11
Other	(1,997)	211	(38)

Deferred tax expense (benefit)	$(1,909)	$131	$416

9.    Employee Benefits

        The Bank Profit Sharing Plan:    Retirement benefits are provided through a Section 401(k) profit sharing plan (the "Plan") to employees meeting certain age and service eligibility requirements. The annual profit sharing contribution to the Plan is discretionary, based primarily on earnings, and amounted to $561,000 for 2001, $685,000 for 2000, and $520,000 for 1999. The Plan also provides for employer matching contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Employer matching contributions totaled $755,000 in 2001, $802,000 in 2000, and $352,000 in 1999.

        Defined Benefit Plan:    Commercial & Farmers Bank ("C&F"), which was merged with and into the Bank on December 30, 1999, had a defined benefit pension plan covering substantially all of the employees, and a supplemental plan covering certain executives. Benefits were based on years of service and the employee's highest average rate of earnings for the five consecutive years during the last ten years before retirement. C&F made contributions to these plans in amounts sufficient to satisfy minimum funding standards determined using the frozen entry age actuarial method. Assets of these plans are held in trust and invested in listed stocks and bonds.

        The following table sets forth the financial status of these plans:

	2001	2000
Change in plan assets
Fair value of plan assets at beginning of year	$1,099,851	$1,085,848
Actual return on plan assets	5,650	115,685
Employer contributions	283,422	189,159
Benefits paid	(1,369,028)	(290,841)

Fair value of plan assets at end of year	$19,895	$1,099,851

Change in benefit obligation
Benefit obligation at beginning of year	$1,197,092	$1,322,650
Interest cost	89,127	99,164
Benefits paid	(1,386,506)	(308,319)
Actuarial loss	1,220	41,448
Change in discount rate	6,974	42,149
Loss on settlement	296,873	—

Benefit obligation at end of year	$204,780	$1,197,092

Funded status	$(184,885)	$(97,241)
Unamortized prior service cost	(1,046)	(88,467)
Unamortized net gain	(48,813)	(238,949)
Unamortized net obligation from transition	—	(2,331)

Accrued pension expense	$(234,744)	$(426,988)

Net pension expense includes the following components
Interest cost	$89,127	$99,164
Expected return on assets	(82,489)	(84,156)
Net amortization and deferral	(23,490)	(23,319)
Effect of settlement	125,508	—

Net pension expense	$108,656	$(8,311)

        Effective December 30, 1999, benefits for participants of the defined benefit pension plan which covered substantially all of the C&F employees, were frozen and will not increase after that date.

During 2001 this plan was liquidated whereby assets of the plan were paid out to participants. C&F also had contributory thrift plans qualifying under Section 401(k) of the Internal Revenue Code. All employees age 21 or more with one year of service were eligible for participation in the plans. Bancorp's contributions to these plans, included in expenses, were $370,765 in 1999.

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

        Deferred compensation costs charged to expense for the years ended December 31, 2001, 2000 and 1999 were $431,000, $154,000, and $392,000, respectively.

        Other Benefits:    The Bancorp maintains a director's deferred compensation program pursuant to which directors may elect to defer their fees in order to provide retirement benefits. The expense for these benefits was $174,000, $160,000, and $161,000, for 2001, 2000, and 1999, respectively.

        Employee Stock Purchase Plan:    Bancorp has an Employee Stock Purchase Plan (the "ESPP") whereby eligible employees may authorize payroll deductions ranging from $120 to $2,400 per year for the purpose of acquiring Bancorp Common Stock at current market prices. To encourage employee participation in the ESPP, Bancorp contributes an additional 20% of each participant's voluntary payroll deduction. Bancorp's contributions amounted to $24,000, $28,000, and $7,000, for 2001, 2000, and 1999, respectively. Contributions to the ESPP are typically transmitted to Bancorp's designated agent to acquire Bancorp Common Stock in the open market. Under the terms of the ESPP, shares may also be purchased directly from Bancorp at current market prices. A total of 63,814 shares of Bancorp Common Stock are reserved for this purpose. Bancorp pays all administrative costs of the ESPP and, at its discretion, reserves the right to amend, modify, suspend, or terminate the ESPP at any time.

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

	Options Issued and Outstanding	Price
Balance, December 31, 1998	304,985	$10.15	to	$32.09
Exercised	(102,192)	10.15	to	32.09
Granted	95,757	19.49	to	30.83
Forfeited	(17,227)	23.22	to	32.09

Balance, December 31, 1999	281,323	10.15	to	32.09
Exercised	(18,465)	10.15	to	23.22
Granted	114,962	18.25	to	19.00
Forfeited	(32,395)	16.57	to	32.09

Balance, December 31, 2000	345,425	10.15	to	32.09
Exercised	(27,830)	10.15	to	24.37
Granted	95,372	24.56	to	25.05
Forfeited	(40,224)	16.57	to	32.09

Balance, December 31, 2001	372,743	$10.15	to	$32.09

        At December 31, 2001, there were 199,330 options exercisable at prices ranging from $10.15 to $32.09. Shares reserved for future grants totaled 340,107 at December 31, 2001.

        The plans are accounted for pursuant to the provisions of APB Opinion No. 25. Had compensation cost for the Plans been determined in accordance with the provisions of FASB Statement No. 123 (see Note 1), net income and earnings per share would have been reduced to the following pro forma amounts:

		2001	2000	1999
Net Income:	As reported	$21,121	$19,324	$13,063
	Pro forma	20,917	19,168	12,917
EPS:	As reported, basic	1.93	1.76	1.19
	As reported, diluted	1.92	1.75	1.18
	Pro forma, basic	1.91	1.74	1.18
	Pro forma, diluted	1.90	1.74	1.17

        Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

        A summary of the status of the plans at December 31, 2001 and 2000, and changes during the years then ended, is presented as follows:

	2001		2000
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of year	345,425	$22.40	281,323	$23.23
Granted	95,372	24.62	114,962	18.92
Exercised	(27,830)	16.84	(18,465)	14.09
Forfeited	(40,224)	24.77	(32,395)	22.10

Outstanding at end of year	372,743	$23.10	345,425	$22.40

Exercisable at end of year	199,330	$22.49	175,943	$21.33

Weighted average fair value of options granted during the year		$24.62		$18.92

OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 2001

Range of Exercise Prices	Number Outstanding as of 12/31/01	Weighted average Remaining Contractual Life	Weighted Average Exercise	Number Exercisable as of 12/31/01	Weighted Average Exercise Price
		Options Outstanding		Options Exercisable
$10.15–$14.07	33,814	1.81	$12.75	33,814	$12.75
16.10– 19.49	112,056	7.45	18.81	51,600	18.59
23.22– 24.37	35,649	4.07	23.82	35,649	23.82
25.16– 25.16	105,610	8.40	24.71	28,275	25.11
30.12– 32.09	85,614	7.08	30.51	49,992	30.67

$10.15–$32.09	372,743	6.80	$23.10	199,330	$22.49

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 4.2%, 4.9%, and 6.8%; expected dividend yields of 4.3%, 5.2%, and 4.8%, expected lives of 3.26, 3.06, and 2.96 years, and expected volatility of 27%, 23%, and 21%.

10.  Other Operating Income and Expense

        Other operating income and expense in the consolidated statements of income and comprehensive income includes the following:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Bank card income	$2,957	$2,574	$2,039
Bank owned life insurance income	1,033	243	598
Other	1,850	3,397	2,579

Total other operating income	$5,840	$6,214	$5,216

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Stationery and supplies	$1,469	$1,446	$1,437
Professional services	2,270	2,812	2,607
Advertising	1,466	1,311	823
Postage	932	1,011	1,122
Telephone	1,534	1,840	1,608
Computer software and maintenance	1,659	1,852	1,504
Other real estate owned	190	29	78
Amortization of intangibles	1,120	1,173	1,152
Other	8,265	7,251	8,170

Total other operating expense	$18,905	$18,725	$18,501

11.  Condensed Financial Information of F&M Bancorp (Parent Company)

F&M BANCORP BALANCE SHEETS (PARENT COMPANY)

	December 31,
	2001	2000
	(in thousands)
ASSETS
Cash and cash equivalents	$2,605	$4,868
Investment securities
Available-for-sale, at fair value	4,227	3,917
Investment in subsidiaries	160,496	153,054
Other assets	4,113	60

Total assets	$171,441	$161,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$4,016	$3,863

Common stock	54,311	55,073
Surplus	75,147	78,488
Retained earnings	34,782	25,857
Accumulated other comprehensive income	3,185	(1,382)

Total shareholders' equity	167,425	158,036

Total liabilities and shareholders' equity	$171,441	$161,899

F&M BANCORP STATEMENTS OF INCOME (PARENT COMPANY)

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
INCOME
Interest on investment securities	$148	$369	$306

Net interest income	148	369	306
Dividends from subsidiaries	18,077	6,921	10,743
Other income	—	582	4

Total income	18,225	7,872	11,053
EXPENSE
Other expense	382	358	1,386

Income before income tax benefits and equity in undistributed earnings of subsidiaries	17,843	7,513	9,667
Income tax expense (benefit)	(63)	233	(121)

Income before equity in undistributed earnings of subsidiaries	17,906	7,280	9,788
Equity in undistributed earnings of subsidiaries	3,215	12,045	3,275

Net income	$21,121	$19,324	$13,063

F&M BANCORP STATEMENTS OF CASH FLOWS (PARENT COMPANY)

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,121	$19,324	$13,063
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in other assets	(4,023)	1,746	507
Increase in other liabilities	153	1,039	601
Equity in undistributed earnings of subsidiaries	(3,215)	(12,045)	(3,275)
Other	—	(327)	—

Net cash provided by operating activities	14,036	9,738	10,896

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	—	—	(255)
Gains on sales of securities	—	715	—
Other investing activity	—	—	44

Net cash provided by (used in) investing activities	—	715	(211)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(11,977)	(12,332)	(10,646)
Dividends reinvested	(203)	(83)	88
Common stock purchased & retired	(4,629)	—	—
Proceeds from issuance of common stock	510	312	1,941

Net cash used in financing activities	(16,299)	(12,103)	(8,617)

Net (decrease) increase in cash and cash equivalents	(2,263)	(1,650)	2,068
Cash and cash equivalents at beginning of year	4,868	6,518	4,450

Cash and cash equivalents at end of year	$2,605	$4,868	$6,518

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

        Total rental expense was as follows:

	Year ended December 31,
	2001	2000	1999
	(in thousands)
Bank premises	$2,504	$2,014	$2,069
Equipment	68	81	153

Total rental expense	$2,572	$2,095	$2,222

        The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 is:

Year ended December 31,	(in thousands)
2002	$1,900
2003	1,642
2004	1,552
2005	1,267
2006	984
Later Years	4,541

Total minimum payments required	$11,886

        Contingencies:    Bancorp is subject to various legal proceedings which are incidental to the ordinary course of business. It is management's opinion that there were no legal matters pending as of December 31, 2001 that would have a material effect on the consolidated financial statements.

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

        A summary of the contractual amount of exposure under these financial instruments is as follows:

	December 31,
	2001	2000
	(in thousands)
Financial instruments whose contractual amounts represents credit risk:
Commitments to extend credit	$230,779	$234,908
Stand-by letters of credit	23,161	17,402

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

13.  Fair Value of Financial Instruments

        The following table summarizes the carrying amounts and fair value estimates of financial instruments at December 31, 2001 and 2000. All fair value estimates were made at a specific point in time and were based on existing on- and off-balance sheet financial instruments without consideration of the value of anticipated future business or the value of assets and liabilities that were not considered financial instruments. These estimates do not reflect any premium or discount that could result from a block sale of a particular instrument. Because of the absence of a genuine market for a significant portion of these financial instruments, fair value estimates were based on judgments regarding risk characteristics, economic conditions, and other subjective factors and uncertainties that do not allow such estimates to be made with precision. Changes in assumptions or methodologies could have a significant effect on the estimates.

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$79,108	$79,108	$70,133	$70,133
Loans held for sale	28,779	28,779	5,994	5,994
Investment securities held-to-maturity	—	—	89,405	89,584
Investment securities available-for-sale	546,522	546,522	336,787	336,787
Net loans	1,148,278	1,154,677	1,206,898	1,185,673
Financial liabilities:
Deposits	1,516,068	1,519,091	1,364,032	1,365,844
Borrowings	180,989	182,229	253,861	256,208

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash and Cash Equivalents:    Because of the short-term nature of these financial instruments, carrying amounts were deemed to approximate fair value.

        Loans Held for Sale:    Fair value was deemed equal to the carrying amounts because the anticipated holding period of these instruments is very short.

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

14.  Regulatory Restrictions

        Restriction on Dividends:    Approval of regulatory authorities is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. Amounts available for the payment of dividends during 2001 aggregated $33,468,000.

        Restriction on Lending from Affiliates to Parent:    Section 23A of the Federal Reserve Act (the "Act") prohibits affiliates from transferring funds to the Parent Company in the form of loans or advances exceeding 10% of its capital stock and surplus, as defined in the Act. In addition, all loans or advances to nonbank affiliates must be secured by specific collateral. Based on the limitation, there was approximately $17,230,000 available for loans or advances to the Parent Company as of December 31, 2001, at which time there were no material loans or advances outstanding.

        Restriction on Cash and Due from Banks:    The Bank is required to maintain average daily reserve balances with the Federal Reserve Bank. The amount of these required reserves, calculated based on percentages of certain deposit balances, was $20,319,000 at December 31, 2001.

15.  Shareholders' Equity

        Capital Requirements:    Bancorp and the Bank are required by regulation to maintain specified minimum levels of capital. Under the regulatory framework pertaining to prompt corrective action, each entity is considered to be "well-capitalized" at December 31, 2001, as disclosed in the following table:

	Bancorp			The Bank
	Components of Capital	Actual Ratio	Required Ratio	Components of Capital	Actual Ratio	Required Ratio
	(in thousands)
Tangible capital	$161,123	8.71%	3.00%	$155,231	8.42%	3.00%
Tier 1	161,123	12.24	4.00	155,231	11.83	4.00
Total capital	175,070	13.30	8.00	169,178	12.89	8.00

16.  Quarterly Results of Operations (unaudited)

        Following is a summary of unaudited quarterly results of operations:

	Three Months Ended				Three Months Ended
	Dec. 31 2001	Sept. 30 2001	Jun. 30 2001	Mar. 31 2001	Dec. 31 2000	Sept. 30 2000	Jun. 30 2000	Mar. 31 2000
	(in thousands, except per share data)
Interest income	$29,347	$30,469	$30,992	$31,652	$32,749	$32,139	$31,241	$30,051
Interest expense	11,657	13,425	13,903	15,361	16,447	15,891	14,934	13,871
Net interest income	17,690	17,044	17,089	16,291	16,302	16,248	16,307	16,180
Provision for credit losses	621	430	1,535	1,095	725	1,215	630	666
Income before provision for income tax	8,168	7,782	7,240	6,915	7,038	7,201	7,057	6,499
Net income	5,418	5,513	5,211	4,979	4,847	4,971	4,862	4,644
Earnings per common share:
Basic	0.50	0.50	0.47	0.45	0.44	0.44	0.44	0.43
Diluted	0.50	0.50	0.47	0.45	0.44	0.44	0.44	0.43

17.  Changes in Accounting Principles

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

        As of December 31, 2001 and for the year then ended, Bancorp had no derivative instruments as defined by SFAS Nos. 133.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (A)
  Identification of Directors: Information set forth under the caption "Election of Directors" of Bancorp's definitive 2002 Proxy Statement furnished to shareholders in connection with its Annual Meeting on April 16, 2002 (the "2002 Proxy Statement") with respect to the name of each nominee or director, that person's age, positions and offices with Bancorp, business experience, directorships in other public companies, service on Bancorp's Board and certain family relationships, and information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2002 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference.

  (B)
  Identification of Executive Officers: Following are the names and ages of all executive officers of Bancorp as of December 31, 2001 and all persons chosen to become executive officers since that date. All executive officers are elected to serve a one-year period. There are no arrangements or understandings between such persons and any other person pursuant to which they were selected as an officer.

    Faye E. Cannon, age 52, President of Bancorp and Farmers & Mechanics Bank since 1993 and Chief Executive Officer of Bancorp and the Bank since 1996.

    David R. Stauffer, age 54, Vice President of Bancorp since 1990 and Senior Executive Vice President and Chief Operating Officer of the Bank since 1999; previously Executive Vice President of the Bank since 1990.

    Kaye A. Simmons, age 46, Treasurer of Bancorp since 2000 and Executive Vice President and Chief Financial Officer of the Bank since 2000. Prior to that time, Ms. Simmons served as Senior Vice President of Finance and Treasurer of Citizens Bancorp from 1990 to 1997.

  (C)
  Identification of Certain Significant Employees: Pursuant to specific instructions related hereto, this section is inapplicable to Bancorp.

  (D)
  Family Relationships: There is no family relationship between any director, executive officer, or person nominated or chosen to become a director or executive officer.

  (E)
  Business Experience: All executive officers have been employed by Bancorp, or the Bank, more than five years, except Kaye A. Simmons who has been employed for 18 months.

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

ITEM 11. EXECUTIVE COMPENSATION

        Information in the section under "Compensation Committee Report on Executive Compensation" and "Directors' Fees and Deferred Compensation Plan" located in the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in the section under "Security Ownership of Management" and the notes thereto, and "Security Ownership of Certain Beneficial Owners" located in the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in the section under "Certain Transactions with Directors and Officers" located in the 2002 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
FILED DOCUMENTS:

1)
Financial Statements:

    See listing in Item 8.

  2)
  Financial Statement Schedules:

    Schedules I and II, inclusive, are omitted because of the absence of the conditions under which they are required.

  3)
  Exhibits:

3.1	Articles of Incorporation of F&M Bancorp with all Articles of Amendment. Filed as exhibit 3.1 of the company's quarterly report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.
3.2	By-Laws of F&M Bancorp with all amendments. Filed as Exhibit 3.2 of the Company's quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.
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
10.4	F&M Bancorp Employee Stock Purchase Plan. Filed as Prospectus to Registration Statement on Form S-8 (File #33-39941) and incorporated herein by reference.
10.5	F&M Bancorp Dividend Reinvestment and Stock Purchase Plan. Filed as Prospectus to Registration Statement on Form S-3 (File #33-39940) and incorporated herein by reference.
10.6	1995 Stock Option Plan of F&M Bancorp. Filed as Exhibit 10.1 to Registration Statement on Form S-8 (File #333-02433) and incorporated herein by reference.
10.7	Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Richard W. Phoebus, Sr. Filed as an Exhibit hereto an incorporated herein by reference.

10.8	F&M Bancorp 1999 Employee Stock Option Plan. Filed as Exhibit 10.19 of the Company's quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.
10.9
F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors. Filed as Exhibit 10.20 of the Company's quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.
10.10
Form of F&M Bancorp Stock Options substituted for Patapsco Valley Bancshares, Inc. stock options issued under the Patapsco Valley Bancshares, Inc. Incentive Stock Option Plan, Director Stock Option Plan and Employee Stock Option Plan. Filed as an Exhibit on Form 10K for the year ended December 1999 hereto and incorporated herein by reference.
10.11
Form of F&M Bancorp Stock Options substituted for Home Federal Corporation Stock Options granted under the Home Federal Corporation 1988 Stock Option and Stock Appreciation Rights Plan filed as Exhibit 99.3 to Registration Statement on Form S-8 (File #333-16709) and incorporated herein by reference.
10.12
Form of F&M Bancorp stock options substituted for Monocacy Bancshares, Inc. stock options issued under the Monocacy Bancshares, Inc. 1994 Stock Incentive plan and the Monocacy Bancshares, Inc. 1997 Independent Director Stock Option Plan. Filed as an Exhibit on Form 10K for the year ended December 1999 hereto and incorporated herein by reference.
10.13
F&M Bancorp Employment Agreement with Kaye A. Simmons as of April 10, 2000. Filed as Exhibit 10.13 of the Company's Quartly Report on Form 10-Q for the quarter ended September 2000 and incorporated herein by reference.
11.	Statement re: computation of per share earnings. Filed as an Exhibit hereto an incorporated herein by reference.
21.	Subsidiaries of F&M Bancorp. Filed as an Exhibit hereto an incorporated herein by reference.
(b)
Reports on Form 8-K

1.
Report on Form 8-K, Item 5. Other Event, was filed April 2, 2001. Announce its application to become a state chartered bank, filed on December 14, 2000, was approved by the Maryland State Commissioner of Financial Regulation, and that it has commenced operations at Farmers & Mechanics Bank, a state-chartered bank, effective April 1, 2001.

2.
Report on Form 8-K, Item 5. Other Event, was filed June 22, 2001. Announced it has completed the consolidation of its two banking subsidiaries into one state banking charter. Effective June1st, Home Federal Savings Bank began operating as a division of Farmers & Mechanics Bank.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&M BANCORP (REGISTRANT)
Dated: March 15, 2002	By:	/s/ FAYE E. CANNON Faye E. Cannon President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
March 15, 2002	/S/ R. CARL BENNA R. Carl Benna Chairman of the Board
March 15, 2002	/S/ FAYE E. CANNON Faye E. Cannon President & Chief Executive Officer
PRINCIPAL FINANCIAL & ACCOUNTING OFFICER:
March 15, 2002	/S/ KAYE A. SIMMONS Kaye A. Simmons Treasurer
A MAJORITY OF THE BOARD OF DIRECTORS:
March 15, 2002	/S/ HOWARD B. BOWEN Howard B. Bowen Director
March 15, 2002	/S/ JOHN D. BRUNK John D. Brunk Director
March 15, 2002	/S/ BEVERLY B. BYRON Beverly B. Byron Director

March 15, 2002	/S/ FAYE E. CANNON Faye E. Cannon Director
March 15, 2002	/S/ ALBERT H. COHEN Albert H. Cohen Director
March 15, 2002	/S/ MAURICE A. GLADHILL Maurice A. Gladhill Director
March 15, 2002	/S/ HOWARD E. HARRISON III Howard E. Harrison III Director
March 15, 2002	/S/ CHARLES W. HOFF, III Charles W. Hoff, III Director
March 15, 2002	/S/ DONALD R. HULL Donald R. Hull Director
March 15, 2002	/S/ JAMES K. KLUTTZ James K. Kluttz Director
March 15, 2002	/S/ RICHARD W. PHOEBUS, SR. Richard W. Phoebus, Sr. Director
March 15, 2002	/S/ H. DEETS WARFIELD, JR. H. Deets Warfield, Jr. Director
March 15, 2002	/S/ THOMAS R. WINKLER Thomas R. Winkler Director

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Management's Responsibility for Financial Reporting
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
F&M Bancorp and Subsidiaries CONSOLIDATED BALANCE SHEETS
F&M Bancorp and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
F&M Bancorp and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
F&M Bancorp and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
F&M BANCORP BALANCE SHEETS (PARENT COMPANY)
F&M BANCORP STATEMENTS OF INCOME (PARENT COMPANY)
F&M BANCORP STATEMENTS OF CASH FLOWS (PARENT COMPANY)
SIGNATURES