Form 10-K/A
period 2001-12-31
F&M BANCORP
filed 2002-04-01
CIK 736473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K / A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0–12638

F&M BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52–1316473
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 THOMAS JOHNSON DRIVE
FREDERICK, MARYLAND 21702
(Address of principal executive offices) (Zip Code)

(888) 694–4170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK ($5 PAR VALUE)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☐

At February 8, 2002, the aggregate market value of 10,853,300 shares of Common Stock outstanding and held by non-affiliates of Registrant was $297,706,019.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of F&M Bancorp’s 2001 Annual Report to Shareholders are incorporated herein by reference into Part II. Portions of the Proxy Statement dated March 15, 2002 relating to the 2002 Annual Meeting of Stockholders of the Registrant are incorporated herein by reference into Part III.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a) FILED DOCUMENTS:

    1) Financial Statements:

       See listing in Item 8.

    2) Financial Statement Schedules:

         Schedules I and II, inclusive, are omitted because of the

         absence of the conditions under which they are required.

    3) Exhibits:

3.1

Articles of Incorporation of F&M Bancorp with all Articles of  Amendment. Filed as exhibit 3.1 of the company’s quarterly report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.

3.2	By-Laws of F&M Bancorp with all amendments. Filed as Exhibit 3.2 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

4

Description of F&M Bancorp common stock and rights of security holders. Filed as Exhibit 4 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference.

10.1	1983 Stock Option Plan of F&M Bancorp as amended in April, 1996. Filed as Exhibit 10.1 to Registration Statement on Form S-8 (File #002-88390) and incorporated herein by reference.

10.2

Unfunded Deferred Compensation Plan for Non-Employee Directors of F&M Bancorp as amended and restated effective August 18, 1998. Filed as Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.3

Farmers & Mechanics National Bank Executive Supplemental Income Plan as amended and restated effective August 18, 1998.  Filed as Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

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

10.7

Employment Agreement between F&M Bancorp, Home Federal Savings Bank and Richard W. Phoebus, Sr. Filed as an Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.8	F&M Bancorp 1999 Employee Stock Option Plan. Filed as Exhibit 10.19 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.

10.9

F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors. Filed as Exhibit 10.20 of the Company’s quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.

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

10.12

Form of F&M Bancorp stock options substituted for Monocacy Bancshares, Inc. stock options issued under the Monocacy Bancshares, Inc. 1994 Stock Incentive plan and the Monocacy Bancshares, Inc. 1997 Independent Director Stock Option Plan. Filed as an Exhibit on Form 10K for the year ended December 1999 herein and incorporated herein by reference.

10.13

F&M Bancorp Employment Agreement with Kaye A. Simmons as of April 10, 2000. Filed as Exhibit 10.13 of the Company’s Quartly Report on Form 10-Q for the quarter ended September 2000 and incorporated herein by reference.

11.	Statement re: computation of per share earnings. Filed as an Exhibit 11 of the Company's Annual Report on Form 10-K of the year ended December 31, 2001 and incorporated herein by reference.

21.	Subsidiaries of F&M Bancorp. 21 of the Company's Annual Report on Form 10-K of the year ended December 31, 2001 and incorporated herein by reference

99.	Additional Exhibit: Requirements for Arthur Andersen LLP Auditing Clients. Filed as an Exhibit hereto and incorporated herein by reference..

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2002	/s/ KAYE A. SIMMONS
Kaye A. Simmons
TREASURER