Form 10-Q
period 2002-03-31
F&M BANCORP
filed 2002-05-14
CIK 736473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(888) 694-4170
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($5 par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Common Stock of 10,833,245 shares outstanding as of May 9, 2002.

F&M BANCORP

Consolidated Balance Sheets (Unaudited)

F&M Bancorp and Subsidiaries

(in thousands, except per share data)	March 31, 2002	December 31, 2001
Assets
Cash and due from banks	$55,229	$65,570
Federal funds sold	12,909	360
Interest-bearing deposits with banks	8,446	13,178
Total cash and cash equivalents	76,584	79,108
Loans held for sale	15,414	28,779
Investment securities:
Available-for-sale, at fair value	557,425	546,522
Total investment securities	557,425	546,522
Loans, net of unearned income	1,170,385	1,162,225
Less: Allowance for credit losses	(14,132)	(13,947)
Net loans	1,156,253	1,148,278
Bank premises and equipment, net	34,952	35,563
Other real estate owned, net	610	638
Interest receivable	9,262	9,417
Intangible assets	3,602	3,898
Other assets	29,421	29,231
Total other assets	77,847	78,747
Total assets	$1,883,523	$1,881,434
Liabilities:
Deposits:
Noninterest-bearing	$238,430	$234,459
Interest-bearing	1,294,259	1,281,609
Total deposits	1,532,689	1,516,068
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	98,225	114,505
Other short-term borrowings	2,343	3,040
Long-term borrowings	63,420	63,444
Accrued taxes and other liabilities	17,853	16,952
Total liabilities	1,714,530	1,714,009
Shareholders’ equity
Common stock, par value $5 per share; authorized 50,000,000 shares; issued 10,852,840 shares, and 10,862,257 shares, respectively	54,264	54,311
Surplus	74,815	75,147
Retained earnings	37,549	34,782
Accumulated other comprehensive income	2,365	3,185
Total shareholders’ equity	168,993	167,425
Total liabilities and shareholders’ equity	$1,883,523	$1,881,434

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

F&M Bancorp and Subsidiaries

(in thousands, except per share data)	Three Months Ended March 31,
	2002	2001
Interest Income
Interest and fees on loans	$21,283	$24,995
Interest on deposits with banks	22	177
Interest and dividends on investment securities:
Taxable	5,321	4,768
Tax-exempt	1,316	1,472
Interest on federal funds sold	21	239
Total interest income	27,963	31,651
Interest Expense
Interest on deposits	8,849	12,428
Interest on federal funds purchased and securities sold under agreements to repurchase	271	1,263
Interest on long-term borrowings	779	410
Interest on other short-term borrowings	41	1,260
Total interest expense	9,940	15,361
Net interest income	18,023	16,290
Provision for credit losses	825	1,095
Net interest income after provision for credit losses	17,198	15,195
Noninterest Income
Service charges on deposit accounts	2,196	1,978
Insurance income	2,650	2,539
Gains on sales of loans	872	812
Gains on sales of property	86	43
Alternative investment & stock brokerage income	921	915
Other operating income	1,315	1,750
Total noninterest income	8,040	8,037
Noninterest Expenses
Salaries and employee benefits	9,657	8,856
Occupancy and equipment expense	2,474	2,759
Other operating expense	4,673	4,702
Total noninterest expenses	16,804	16,317
Income before provision for income taxes	8,434	6,915
Provision for income taxes	2,657	1,935
Net Income	$5,777	$4,980
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale	(820)	4,308
Comprehensive income	$4,957	$9,288
Earnings per Common Share - Basic
Based on weighted average shares outstanding of 10,852,687 in 2002, and 11,022,394 in 2001	$0.53	$0.45
Earnings per Common Share - Diluted
Based on weighted average shares outstanding of 10,912,294 in 2002, and 11,055,867 in 2001	$0.53	$0.45
Dividends per share	$0.28	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Change in Shareholders’ Equity (Unaudited)

F&M Bancorp and Subsidiaries

(in thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2000	$55,073	$78,488	$25,857	$(1,382)	$158,036

Net income	—	—	4,980	—	4,980
Dividend reinvestment plan	—	—	(141)	—	(141)
Cash dividends paid ($.27 per share)	—	—	(2,977)	—	(2,977)
Stock consideration for options exercised	(3)	(4)	(7)	—	(14)
Stock options exercised	65	161	—	—	226
Other comprehensive income	—	—	—	4,308	4,308
Balance at March 31, 2001	$55,135	$78,645	$27,712	$2,926	$164,418

Balance at December 31, 2001	$54,311	$75,147	$34,782	$3,185	$167,425

Net income	—	—	5,777	—	5,777
Dividend reinvestment plan	—	—	(12)	—	(12)
Cash dividends paid ($.28 per share)	—	—	(2,989)	—	(2,989)
Stock consideration for options exercised	(3)	(4)	(9)	—	(16)
Stock options exercised	73	183	—	—	256
Stock repurchase and retirement	(117)	(511)	—	—	(628)
Other comprehensive loss	—	—	—	(820)	(820)
Balance at March 31, 2002	$54,264	$74,815	$37,549	$2,365	$168,993

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

F&M Bancorp and Subsidiaries

	Three Months Ended March 31,
(in thousands)	2002	2001
Cash Flows from Operating Activities
Net Income	$5,777	$4,980
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	825	1,095
Depreciation and amortization	976	875
Amortization of intangibles	296	288
Net premium amortization / accretion on investment securities	799	(72)
Decrease in interest receivable	155	1,986
Decrease in interest payable	(300)	(443)
Gain on sales of property	(86)	(43)
Decrease in loans held for sale	13,365	1,049
Decrease in other assets	260	2,435
Increase in other liabilities	1,202	1,937
Gain on sales of loans	(872)	(812)
Other operating activities	—	1,056
Net cash provided by operating activities	22,397	14,331
Cash Flows from Investing Activities
Purchases of investment securities available-for-sale	(61,839)	(24,791)
Proceeds from sales/maturities of securities available-for-sale	48,867	50,194
Net (increase) decrease in loans	(7,972)	17,287
Purchases of premises and equipment	(365)	(1,340)
Proceeds from sales of property	157	231
Net cash (used in) provided by investing activities	(21,152)	41,581
Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	40,719	17,214
Net (decrease) increase in certificates of deposit	(24,098)	50,784
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(16,280)	(33,117)
Net decrease in other short-term borrowings	(697)	(90,980)
Net (decrease) increase in long-term borrowings	(24)	24,125
Cash dividends paid	(2,989)	(2,977)
Dividend reinvestment plan	(12)	(141)
Proceeds from issuance of common stock	240	212
Common stock purchased and retired	(628)	—
Net cash used in financing activities	(3,769)	(34,880)
Net (decrease) increase in cash and cash equivalents	(2,524)	21,032
Cash and cash equivalents at beginning of year	79,108	65,167
Cash and cash equivalents at end of period	$76,584	$86,199
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	10,239	16,733
Cash payments for income tax	541	114
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available-for-sale, net of income taxes	(820)	4,308

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements  (Unaudited)

Note 1.  General

The consolidated financial statements, which include the accounts of the Corporation and its subsidiaries, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim period. These adjustments are of a normal recurring nature and include adjustments to eliminate all significant intercompany transactions. For comparability, certain prior period amounts have been reclassified to conform to current period presentation. These statements should be read in conjunction with the financial statements and accompanying footnotes included in F&M Bancorp’s 2001 Annual Report to Shareholders on Form 10-K. The results shown in this interim report are not necessarily indicative of results to be expected for the full year of 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the disclosure of revenues and expenses during the reporting period. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.

Note 2.  Earnings Per Share

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

(in thousands except per share data)

	Three Months Ended March 31,
	2002	2001

Net income	$5,777	$4,980
Basic EPS
Shares	10,852,687	11,022,394
EPS	$0.53	$0.45
Dilutive shares
Stock options	59,607	33,473
EPS	$0.00	$0.00
Diluted EPS
Shares including options	10,912,294	11,055,867
EPS	$0.53	$0.45

Note 3. Loans

Loans, net of unearned income, consist of the following:

(in thousands)	March 31, 2002	December 31, 2001
Real Estate Loans:
Construction and land development	$88,723	$85,138
Secured by farmland	5,570	5,902
Residential mortgage	291,433	295,436
Other mortgage	336,339	323,643
Agricultural	415	507
Commercial and industrial loans	173,447	175,307
Consumer	272,905	274,361
Other loans	1,553	1,931
Totals	$1,170,385	$1,162,225

Loans to states and political subdivisions and industrial revenue bonds are included in other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management’s opinion, is considered adequate to provide for possible losses on loans currently held in the loan portfolio.

Note 4.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141,”Business Combinations” (effective July 1, 2001) and SFAS No. 142,”Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

The Bancorp adopted SFAS 141 and 142 on January 1, 2002 and as of March 31, 2002 had $3,602,000 in definite lived intangible assets that continue to be subject to amortization under SFAS 142. Amortization expense related to intangible assets was $296,000 and $288,000 for the three months ended March 31, 2002 and 2001, respectively.

Note 5. Subsequent Event

On April 8, 2002, the Board of Directors of F&M Bancorp, based on the recommendation of the Audit Committee, decided not to renew the engagement of its independent public accountants, Arthur Andersen, LLP. Bancorp selected Deloitte & Touche LLP as its new independent public accountants for the year ending December 31, 2002.

During Bancorp’s two most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 7, 2002, there were no disagreements between Bancorp and Andersen on any matters of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would cause Andersen to make reference to the matter of the disagreement in connection with their reports.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

This management’s discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by terminology such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “likely”, “unlikely”, “continue”, or similar terms. Although Bancorp believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from those projected in the forward-looking statements. In addition, Bancorp’s past results of operations do not necessarily indicate its future results.

F&M Bancorp is the registered bank holding company for Farmers and Mechanics Bank (the “Bank”), headquartered in Frederick, Maryland. The Bank operates 50 community offices in Frederick, Howard, Baltimore, Montgomery, Washington, Carroll and Alleghany Counties in Maryland, together with two insurance agencies. The Corporation has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations and nonbanking organizations as appropriate opportunities present themselves.

Earnings per diluted share for the first quarter of 2002 reached a record $0.53 per share, an 18% increase over the prior year’s $0.45 per share results. Net income for the first quarter of 2002 reached a record $5.777 million, an increase of 16% compared with earnings of $4.980 million for the first quarter of 2001. These operating results were driven primarily by a strong increase in net interest income due to consistent growth in the Corporation’s earning assets and an increase in the net interest margin from 4.20% in 2001 to 4.33% in 2002.

F&M Bancorp’s key performance ratios continue to be strong. First quarter of 2002 results produced a return on average assets of 1.26% and a return on average equity of 13.71%. The earnings produced in the three months ended March 31, 2001 represented a return on average assets of 1.15% and a return on average equity of 12.40%. These financial performance ratios are indicative of F&M Bancorp’s earnings strength, effective balance sheet management and expense containment initiatives.

Bancorp’s efficiency ratio, which is a measure of operating cost management, improved from 64.91% in the first quarter of 2001 to 62.68% for the first quarter of 2002. Total noninterest expense increased 3% over the first quarter of 2001 attributable mainly to increased commission expenses on fee-based lines of business and higher costs of employee medical insurance coverage.

Bancorp’s asset quality remained strong throughout the first quarter. Nonperforming assets as a percentage of assets stood at 0.13% at March 31, 2002. The allowance for credit losses was $14.1 million or 1.21% of total loans with net charge-offs representing 0.05% of average loans outstanding.

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

The Bancorp’s taxable-equivalent net interest income of $18.8 million in the first quarter 2002 was 9.8% higher than the comparable quarter in the prior year. The lower interest rate environment favorably impacted the Bancorp’s costs for both core deposits and wholesale funding in comparison to last year and led to a net interest margin in the first quarter of 4.33%  — an increase of 0.13% compared to the same period last year.

Interest Income

While the level of earning assets grew by $105 million or 6%, Bancorp’s tax-equivalent interest income decreased $3.8 million or 12% in the first quarter of 2002 compared to the first quarter of 2001. This decrease was directly impacted by the unprecedented reductions in interest rates experienced throughout 2001. The yield on earning assets decreased 1.34% from 7.97% in 2001 to 6.63 % for the first three months of 2002.

During the first quarter of 2002, average loans yielding 7.31% declined $22.0 million as compared to the first quarter of 2001. This decrease was attributable to prepayments in residential mortgage loans, consumer automobile loans, and commercial loans.

Average total securities yielding 5.29% increased 30% to $560 million in the first quarter of 2002 compared to the first quarter of 2001. The growth in the securities portfolio was directly attributable to the significant deposit growth achieved during the past year.

Interest Expense

Interest expense declined 35% or $5.4 million in the first quarter of 2002 compared to the first quarter of 2001. This change was mainly attributable to a change in the composition of funding sources from high cost deposits and borrowings into lower cost transaction accounts.

Average interest bearing deposits increased 9% or $101.9 million in the first quarter of 2002 as compared to the first quarter of 2001. The average rate paid on interest-bearing deposits decreased by 147 basis points in the first quarter of 2002 compared to 2001, representing a 34% decrease.

Average borrowed funds, typically the most expensive funding source, decreased $37.8 million or 19% compared to the first quarter of 2001. The average rate paid on borrowings decreased 3.17% from 5.83% in 2001 to 2.66% for 2002.

Consolidated Average Balances, Interest and Average Rates (Taxable Equivalent Basis)

	Three Months Ended March 31,
	2002			2001
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest earning assets:
Short-term funds	$12,461	$44	1.43%	$14,527	$323	9.02%
Investment securities/
Taxable	441,917	5,320	4.88%	304,098	4,862	6.48%
Tax-exempt (1)	118,399	1,994	6.83%	126,756	2,229	7.13%
Total investment securities	560,316	7,314	5.29%	430,854	7,091	6.67%
Loans, net, including loans held for sale (1)	1,184,006	21,352	7.31%	1,206,048	25,048	8.42%
Total interest-earning assets	1,756,783	28,710	6.63%	1,651,429	32,462	7.97%
Total noninterest-earning assets	104,291			110,371
Total assets	$1,861,074			$1,761,800

LIABILITIES
Interest bearing liabilities:
Interest bearing deposits
Savings	$160,448	$451	1.14%	$145,711	$775	2.16%
Checking	197,763	252	0.52%	180,310	558	1.26%
Money market accounts	299,693	1,250	1.69%	285,471	2,882	4.09%
Certificates of deposit	625,509	6,896	4.47%	569,977	8,211	5.84%
Total interest bearing deposits	1,283,413	8,849	2.80%	1,181,469	12,426	4.27%
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	96,963	271	1.13%	97,293	1,264	5.27%
Other short term borrowings	5,891	41	2.82%	79,400	1,260	6.44%
Total Short Term Borrowings	102,854	312	1.23%	176,693	2,524	5.79%
Long term borrowings	63,429	779	4.98%	27,398	410	6.07%
Total borrowed funds	166,283	1,091	2.66%	204,091	2,934	5.83%
Total interest bearing liabilities	1,449,696	9,940	2.78%	1,385,560	15,360	4.50%
Non-interest bearing liabilities:
Demand deposits	224,821			196,361
Other liabilities	15,610			16,987
Total non-interest bearing liabilities	240,431			213,348
Shareholders’ equity	170,947			162,892
Total liabilities and shareholders’ equity	$1,861,074			$1,761,800
Net interest income		18,770			17,102
Net interest spread			3.85%			3.47%
Net interest margin			4.33%			4.20%

  (1) Interest and yields on obligations of states and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using the U.S. statutory tax rate of 35 percent. In addition, loan fee income is included in the interest income calculations, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

Provision for Credit Losses.

Bancorp decreased the provision for credit losses by 25% to $825 thousand for the first quarter 2002 compared to $1,095 thousand for the first quarter 2001 as significant loan losses have not been experienced to date. Management continues to closely monitor credit quality and maintains an adequate allowance for credit losses for any adverse impact that may arise from changes in economic conditions.

Noninterest Income.

Noninterest income is derived from service charges and fees associated with loans and deposits, as well as income from insurance, mortgage banking, investment and brokerage activities. Noninterest income was $8.0 million in 2002 and although flat to the first quarter of last year those results benefited from $525 thousand in proceeds from bank owned life insurance.

Insurance income of $2.7 million increased 4% from the first quarter of 2001. The first quarter of each year benefits from annual profit-sharing distributions increasing revenues in the quarter that does not continue into other quarters of the year. To illustrate this seasonality, insurance revenues for the first quarter of 2002 increased 45% against the fourth quarter of 2001.

The mortgage banking business remained strong generating $872 thousand in quarterly revenues, a 7% increase from the first quarter of 2001. Mortgage rates stabilized during the first quarter of 2002 reducing the levels of mortgage refinancing activities.

Revenues from service charges on deposits rose $218 thousand or 11% in the first quarter of 2002 as compared to 2001. This increase resulted from the increases in the overall level of new deposit account customers and inflows of additional deposits from existing relationships.

Commissions and fees from alternative investments and brokerage services increased slightly compared to the first quarter of last year. Even with the volatility experienced in the current equity markets, revenues are increased due to our ability to provide innovative financial solutions individually designed for the affluent, emerging affluent and small business customer.

Noninterest Expense.

Noninterest expense for the quarter of $16.8 million rose $487 thousand or 3% compared to the first quarter of 2001. Bancorp incurs additional costs to provide new services and support initiatives that generate additional revenues and growth for the company.

Management views the efficiency ratio (the ratio of noninterest expense to the sum of tax equivalent net interest income and noninterest income) as an important measure of overall operating expense performance and cost management. Lower efficiency ratios indicate improved levels of productivity. Bancorp’s efficiency ratio decreased to 62.68% for the quarter compared to 64.91% for the comparable period in 2001.

Salary and benefit related expenses of $9.7 million for the quarter increased $801 thousand or 9% compared to the same period of 2001. This increase was primarily attributable to increased commission costs on the revenues generated by fee-based lines of business and increases in employee medical insurance coverage.

Occupancy expenses for the quarter of $2.5 million decreased $285 thousand or 10% compared to the first quarter of 2001. Continued analysis of our branch delivery system allowed us to identify redundancies in several branch locations and led to the consolidation of branch locations. In 2001 Bancorp also sold two Pennsylvania branches that were not located outside of our market areas.

Other expenses for the quarter relating to corporate operations expenses decreased to $4.7 million compared to the same quarter of 2001. Continued emphasis on cost containment and improving operating efficiencies have allowed Bancorp to recognize growth and increased revenues without increasing the costs associated with these strategic initiatives.

Income Taxes.

Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective income tax expense rate differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

The provision for income taxes increased to $2.657 million for the first quarter of 2002, from $1.935 million for the first quarter of 2001.  For the first three months of 2002 Bancorp’s effective tax rate was 31.5% compared to 28% on the same period in the prior year.

Nonperforming Assets

The credit quality of the Bancorp’s loan portfolio continues to be sound with nonperforming assets at only 0.13% of total assets in the first quarter 2002. Total nonperforming assets at March 31, 2002 were $2.4 million compared to $1.9 million at December 31, 2001.  Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

Potential Problem Loans

At March 31, 2002, Bancorp had $11.7 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

Nonperforming Assets and Contractually Past-Due Loans:

	March 31, 2002	December 31, 2001

Nonaccrual loans (1)	$1,822	$1,279
Other real estate owned net of valuation allowance (2)	610	638
Total Nonperforming Assets	$2,432	$1,917
Loans past due 90 or more days as to interest or principal (3)	$1,302	$2,819
Nonperforming loans to total loans	0.16%	0.11%
Nonperforming assets to total loans plus other real estate owned	0.21%	0.16%
Nonperforming assets to total assets	0.13%	0.10%
Allowance for credit losses times nonperforming loans	7.76	10.90
Allowance for credit losses times nonperforming assets	5.81	7.28

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

(3) Nonaccrual loans are not included.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level, which in management’s judgment is adequate to absorb probable losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The methodology for assessing the appropriateness of the allowance consists of three primary elements:

   •  The Formula Allowance. The formula allowance is calculated by applying historically determined loss factors to outstanding business loans based on credit risk ratings and for pools of homogeneous loans. Individually  risk rated loan loss factors are determined using average annual net  charge-off rates for the most recent two years. Pooled loans are loans that are homogeneous in nature such as consumer installment and residential mortgage loans. Pooled loan loss factors are based on net charge-offs experienced over the past year. The historic loss factors on the risk rated loans and the pooled loans are then considered for either positive or   negative adjustment in an attempt to reflect the current dynamics of the portfolios. These adjustments in the loss factors are tied to management’s evaluation of a number of factors including: 1) changes in the trend of the volume and severity of past due, classified and non-accrual assets; 2) changes in the nature and volume of the portfolio; 3) changes in lending policies, underwriting standards, or collection practices; 4) changes in the experience, ability, depth of lending management and staff;  5) portfolio concentrations; and 6) changes in the national or local economy.

   •  Specific Allowances for Identified Problem Loans. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans. The analysis considers expected future cash flows, the value of  collateral or other factors that may impact the borrower’s ability to repay.

   •  The Unallocated Allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

While management believes the allowance for credit losses was adequate at March 31, 2002, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses:

	Three months ended
(in thousands)	March 31, 2002	December 31, 2001
Average loans outstanding less average unearned income (1)	$1,165,013	$1,132,711
Allowance for credit losses at beginning of period	$13,947	$14,219
Charge-offs:
Real estate	8	20
Commercial and industrial	73	430
Consumer	1,261	1,211
Total loans charged-off	1,342	1,661
Recoveries:
Real estate	1	83
Commercial and industrial	26	25
Consumer	675	660
Total recoveries	702	768
Net charge-offs	640	893
Additions charged to operating expense	825	621
Allowance for credit losses at end of period	$14,132	$13,947
Net charge-offs to average loans outstanding	0.05%	0.08%

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

Allocation of Allowance for Credit Losses:

	March 31, 2002		December 31, 2001
	Amount	% of Total Allowance	Amount	% of Total Allowance

Real estate loans
Construction and land development	$1,275	9.0%	$1,655	11.9%
Residential mortgage	595	4.2%	481	3.4%
Other mortgage	2,280	16.1%	2,534	18.2%
Commercial and industrial	3,151	22.3%	3,131	22.4%
Consumer	4,547	32.2%	5,923	42.5%
Unallocated	2,284	16.2%	223	1.6%
Totals	$14,132	100.0%	$13,947	100.0%

Capital Resources

It is Bancorp’s policy to maintain a level of capital sufficient to protect the company’s depositors, creditors, and shareholders, and to support Bancorp’s growth. The principal source of capital is retained earnings. Bancorp recorded a total risk-based capital ratio of 13.53% at March 31, 2002, compared to 13.30% at December 31, 2001; a tier 1 risk-based capital ratio of 12.46%, compared to 12.24%: and a capital leverage ratio of 8.87%, compared to 8.71%. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were “well capitalized” at March 31, 2002 and December 31, 2001. Management believes the level of capital at March 31, 2002, is appropriate.

Shareholders’ equity totaled $168.9 million ( including $2.4 million reported for accumulated other comprehensive income) at March 31, 2002; an increase of 1% compared with the 2001 year-end level of $167.4 million (including $3.2 million reported for accumulated other comprehensive income). Bancorp’s accumulated comprehensive income (loss) category is comprised of net unrealized gains and losses on available-for-sale securities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is defined as a change in the value of financial instruments, i.e. cash, investments, loans, deposits and debt.  Included in market risk are interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.  Bancorp’s primary source of market risk is interest rate risk.  Market risk-sensitive financial instruments are entered into for purposes other than trading.

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

In determining the appropriate level of interest rate risk, Bancorp considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The Bancorp uses a number of tools to measure interest rate risk, including net interest income simulation, monitoring the sensitivity of the net present value of the balance sheet, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods.

Management believes that interest rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities.  The model projections are based upon historical trends and management’s expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Assumption testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and balance sheet growth.  The Bancorp’s policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0 percent for the up or down 300 basis points scenarios when compared with the flat rate scenario.  Management has generally maintained a risk position well within the policy guideline level.  The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a 3.1 percent decrease in net interest income at March 31, 2002.  A 300 basis point decrease in rates over the next 12 months would cause approximately a 5.6 percent decrease in net interest income.

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

Effects of Changing Prices: Inasmuch as virtually all of a financial institution’s assets and liabilities are monetary in nature, changes in interest rates, or the price paid for money, may have a significant effect on earnings performance. Interest rates, though affected by inflation, do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services. Movements in interest rates are a result of the perceived changes in the rate of inflation and the effects of monetary and fiscal policies. Reference to Net Interest Income and Market Risk in this section will assist the reader in understanding of how Bancorp is positioned to address changing interest rates.

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

PART II - Other Information

Item 4.  Submission of Matters to Vote of Security Holders

(a)                                  The annual meeting of stockholders of F&M Bancorp was held April 16, 2002.

(b)                                 Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all such nominees were re-elected.

(c)           (1) Election of Directors

There were 10,853,300 shares of Common Stock entitled to vote at the meeting and a total of 8,339,942 shares 76.84% were represented at the meeting. Elected to serve as directors until the 2004 annual meeting of stockholders:

Name	For	Withheld	Against

Faye E. Cannon	8,181,374	158,568	—
Donald R. Hull	8,151,419	188,523	—

Item 6.        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

None

(b)           Reports on Form 8-K

A report on Form 8-K, Item 5. Other Event, was filed on April 8, 2002 to announce the selection of new independent external accountants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&M BANCORP
(Registrant)

May 11, 2002	/s/ Faye E. Cannon
Date	FAYE E. CANNON
PRESIDENT AND CEO

May 11, 2002	/s/ Kaye A. Simmons
Date	KAYE SIMMONS
CFO AND TREASURER