Form 10-Q
period 2002-06-30
F&M BANCORP
filed 2002-08-14
CIK 736473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Common Stock ($5 par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Common Stock of 10,026,915 shares outstanding as of August 8, 2002.

F&M BANCORP

Consolidated Balance Sheets (Unaudited)

F&M Bancorp and Subsidiaries

(in thousands, except per share data)	June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$55,064	$65,570
Federal funds sold	8,327	360
Interest-bearing deposits with banks	3,668	13,178
Total cash and cash equivalents	67,059	79,108
Loans held for sale	10,655	28,773
Investment securities:
Available-for-sale, at fair value	606,826	546,522
Total investment securities	606,826	546,522
Loans, net of unearned income	1,171,946	1,162,230
Less: Allowance for credit losses	(13,999)	(13,947)
Net loans	1,157,947	1,148,284
Bank premises and equipment, net	34,751	35,563
Other real estate owned, net	354	638
Interest receivable	8,982	9,417
Intangible assets	3,307	3,898
Other assets	26,223	29,231
Total other assets	73,617	78,747
Total assets	$1,916,104	$1,881,434
Liabilities and Stockholder’s Equity
Liabilities:
Deposits:
Noninterest-bearing	$260,082	$234,459
Interest-bearing	1,289,159	1,281,609
Total deposits	1,549,241	1,516,068
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	93,715	114,505
Other short-term borrowings	2,722	3,040
Long-term borrowings	78,342	63,444
Accrued taxes and other liabilities	14,622	16,952
Total liabilities	1,738,642	1,714,009
Shareholders’ equity
Common stock, par value $5 per share; authorized 50,000,000 shares; issued and outstanding 10,776,315 shares in 2002 and 10,862,257 in 2001	53,882	54,311
Surplus	72,121	75,147
Retained earnings	43,657	34,782
Accumulated other comprehensive income	7,802	3,185
Total shareholders’ equity	177,462	167,425
Total liabilities and shareholders’ equity	$1,916,104	$1,881,434

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

F&M Bancorp and Subsidiaries

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest Income
Interest and fees on loans	$20,650	$24,356	$41,934	$49,354
Interest on deposits with banks	20	189	42	367
Interest and dividends on investment securities:
Taxable	5,842	4,856	11,162	9,621
Tax-exempt	1,270	1,393	2,586	2,864
Interest on federal funds sold	37	198	58	437
Total interest income	27,819	30,992	55,782	62,643
Interest Expense
Interest on deposits	8,071	12,477	16,920	24,906
Interest on federal funds purchased and securities sold under agreements to repurchase	237	905	508	2,169
Interest on long-term borrowings	828	419	1,607	1,361
Interest on other short-term borrowings	92	102	133	828
Total interest expense	9,228	13,903	19,168	29,264
Net interest income	18,591	17,089	36,614	33,379
Provision for credit losses	150	1,535	975	2,630
Net interest income after provision for credit losses	18,441	15,554	35,639	30,749
Noninterest Income
Service charges on deposit accounts	2,282	2,093	4,478	4,071
Insurance income	2,540	2,257	5,190	4,796
Gains on sales of loans	849	785	1,721	1,597
Gains on sales of securities	—	33	—	33
Gains on sales of property	36	64	122	107
Alternative investment and stock brokerage income	910	932	1,831	1,847
Other operating income	1,357	1,303	2,672	3,053
Total noninterest income	7,974	7,467	16,014	15,504
Noninterest Expenses
Salaries and employee benefits	9,581	9,045	19,238	17,901
Occupancy and equipment expense	2,625	2,520	5,099	5,279
Other operating expense	5,024	4,216	9,697	8,918
Total noninterest expenses	17,230	15,781	34,034	32,098
Income before provision for income taxes	9,185	7,240	17,619	14,155
Provision for income taxes	3,069	2,029	5,726	3,964
Net Income	$6,116	$5,211	$11,893	$10,191
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains (losses) on securities available-for-sale	$5,437	$(50)	$4,617	$4,258
Reclassification adjustment for gains included in net income	—	22	—	22
Other comprehensive income (loss)	5,437	(28)	4,617	4,280
Comprehensive income	$11,553	$5,183	$16,510	$14,471
Earnings per Common Share – Basic
Based on weighted average shares outstanding of 10,833,329 in 2002, and 11,0020,857 in 2001	$0.57	$0.47	$1.10	$0.93
Earnings per Common Share – Diluted
Based on weighted average shares outstanding of 10,895,311 in 2002, and 11,063,047 in 2001	$0.56	$0.47	$1.09	$0.92
Dividends per Share	—	$0.27	$0.28	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

F&M Bancorp and Subsidiaries

(in thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2000	$55,073	$78,488	$25,857	$(1,382)	$158,036

Net income	—	—	10,191	—	10,191
Dividend reinvestment plan	—	—	(154)	—	(154)
Cash dividends paid ($.54 per share)	—	—	(5,956)	—	(5,956)
Stock consideration for options exercised	(3)	(4)	(7)	—	(14)
Stock options exercised	97	282	—	—	379
Stock repurchase and retirement	(166)	(690)	—	—	(856)
Other comprehensive income	—	—	—	4,280	4,280
Balance at June 30, 2001	$55,001	$78,076	$29,931	$2,898	$165,906

Balance at December 31, 2001	$54,311	$75,147	$34,782	$3,185	$167,425

Net income	—	—	11,893	—	11,893
Dividend reinvestment plan	—	—	(24)	—	(24)
Cash dividends paid ($.28 per share)	—	—	(2,984)	—	(2,984)
Stock consideration for options exercised	(3)	(674)	(9)	—	(686)
Stock options exercised	152	469	—	—	621
Stock repurchase and retirement	(579)	(2,821)	—	—	(3,400)
Other comprehensive income	—	—	—	4,617	4,617
Balance at June 30, 2002	$53,882	$72,121	$43,657	$7,802	$177,462

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

F&M Bancorp and Subsidiaries

	Six Months Ended June 30,
(in thousands)	2002	2001
Cash Flows from Operating Activities
Net Income	$11,893	$10,191
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	975	2,630
Depreciation and amortization	1,939	1,779
Amortization of intangibles	591	542
Net premium amortization / accretion on investment securities	1,349	200
Decrease in interest receivable	435	1,298
Decrease in interest payable	(407)	(844)
Gains on sales of property	(122)	(107)
Gains on sales of securities	—	(33)
Decrease (increase) in loans held for sale	18,124	(10,995)
Decrease in other assets	373	8,871
Decrease in other liabilities	(1,923)	(530)
Gain on sales of loans	(1,721)	(1,597)
Net cash provided by operating activities	31,505	11,407
Cash Flows from Investing Activities
Purchases of investment securities available-for-sale	(159,741)	(166,410)
Proceeds from sales/maturities of securities available-for-sale	105,340	129,634
Net (increase) decrease in loans	(8,998)	40,131
Purchases of premises and equipment	(1,126)	(1,824)
Proceeds from sales of property	481	190
Net cash provided by (used in) in investing activities	(64,044)	1,721
Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	74,231	26,660
Net (decrease) increase in certificates of deposit	(41,058)	78,573
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(20,790)	(25,116)
Net decrease in other short-term borrowings	(318)	(108,844)
Net increase in long-term borrowings	14,898	24,536
Cash dividends paid	(2,984)	(5,956)
Dividend reinvestment plan	(24)	(154)
Proceeds from issuance of common stock	(65)	365
Common stock purchased and retired	(3,400)	(856)
Net cash provided by (used in) by financing activities	20,491	(10,792)
Net increase (decrease) in cash and cash equivalents	(12,049)	2,336
Cash and cash equivalents at beginning of year	79,108	70,133
Cash and cash equivalents at end of period	$67,059	$72,469
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	19,574	30,107
Cash payments for income tax	5,711	3,693
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available-for-sale, net of income taxes	4,617	4,280

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements  (Unaudited)

Note 1.  General

These unaudited consolidated financial statements, which include the accounts of F&M Bancorp and its subsidiaries (Bancorp), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, in the opinion of management, reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in F&M Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  The results shown in this interim report are not necessarily indicative of results to be expected for the full year of 2002.

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

Certain prior period items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income(1)	$6,116	$5,211	$11,893	$10,191
Basic EPS
Shares	10,814,183	11,019,337	10,833,329	11,020,857
EPS	$0.57	$0.47	$1.10	$0.93
Dilutive shares
Stock options	63,632	55,116	61,982	42,190
EPS	$0.01	$0.00	$0.01	$0.01
Diluted EPS
Shares including options	10,877,815	11,074,453	10,895,311	11,063,047
EPS	$0.56	$0.47	$1.09	$0.92

(1) The carrying value of the deposits that have created over 88% of the Bancorp’s interest expense for the first six months of 2002 and thus contributing greatly to net income are illustrated in the table below.

Deposits: (in thousands)	June 30, 2002	December 31, 2001
Noninterest-bearing demand deposits	$260,082	$234,459
Interest-bearing deposits:
Checking	216,284	200,430
Money market	304,953	296,687
Savings	178,231	153,744
Certificates of deposit:
Under $100,000	424,139	443,465
$ 100,000 and over	165,551	187,283
Total deposits	$1,549,241	$1,516,068

Note 3. Loans

Loans, net of unearned income, consist of the following:

	For the Period Ending
(in thousands)	June 30, 2002	December 31, 2001
Real Estate Loans:
Construction and land development	$88,482	$85,138
Secured by farmland	5,489	5,902
Residential mortgage	300,180	295,441
Other mortgage	331,993	323,643
Agricultural	318	507
Commercial and industrial loans	170,021	175,307
Consumer	274,453	274,361
Other loans	1,010	1,931
Totals	$1,171,946	$1,162,230

Loans to states and political subdivisions and industrial revenue bonds are included in other loans in the schedule above and in total loans in the balance sheet.

The allowance for credit losses is maintained at a level which, in management’s opinion, is considered adequate to provide for possible losses on loans currently held in the loan portfolio.

Note 4.  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

The Bancorp adopted SFAS 141 and 142 on January 1, 2002 and as of June 30, 2002 had $3,307,000 in definite lived intangible assets that continue to be subject to amortization under SFAS 142. Amortization expense related to intangible assets was $543,000 and $574,000 for the six months ended June 30, 2002 and 2001, respectively.

Bancorp does not carry any goodwill attributable to premiums relating from prior mergers and/or acquisitions. The bank does however, have mortgage servicing rights and core deposit intangibles, which qualify as intangible assets and are subject to impairment analysis as prescribed in SFAS 142.

Mortgage servicing rights are an asset which represent the rights to service mortgage loans for others. At June 30, 2002, based upon the analysis of mortgage servicing rights valuations, the carrying value of this intangible asset is not impaired.

Core deposit intangibles represent the premium paid in the acquisition of deposit relationships and balances from other financial institutions. At June 30, 2002, based upon a valuation analysis of eight branch locations with core deposit intangibles, one location was deemed to be impaired. Bancorp has accelerated the remaining life on this location from 3.64 years to 2.26 years. That will impact 2002 earnings by approximately $45 thousand.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company expects to adopt the requirements of SFAS No. 145 in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan rather than when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS 146 for any restructuring activities which may be initiated after December 31,2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Forward-Looking Statements

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could be” and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by us from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the SEC, and in this document under the heading “Risk Factors”, beginning in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Bancorp.

Critical Accounting Policies and Estimates

The preparation of our financial results of operations and financial position require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the period presented, and actual results could differ from our estimates.  The critical accounting estimates, which are both important to the portrayal of our financial condition and which require complex, subjective judgments, are accrued restructuring costs, determination of the allowance for loan losses, the classification and carrying value of investments, accounting for financial derivatives, the recognition of deferred tax assets and the valuation of goodwill; these areas are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001.

F&M Bancorp is the registered bank holding company for Farmers and Mechanics Bank (the “Bank”), headquartered in Frederick, Maryland. The Bank operates 47 community offices in Frederick, Howard, Baltimore, Montgomery, Washington, Carroll and Alleghany Counties in Maryland, together with two insurance agencies. The Corporation has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations and nonbanking organizations as appropriate opportunities present themselves.

Earnings per diluted share for the second quarter of 2002 reached a record $0.56 per share, a 19% increase over the prior year’s $0.47 per share results. Net income for the second quarter of 2002 reached a record $6.1 million, an increase of 17.4% compared with earnings of $5.2 million for the second quarter of 2001. A slight decrease in the net interest margin from 4.38% in 2001 to 4.36% in 2002 was experienced due to lower interest rates earned on average earning assets. For the six months ended June 30, 2002, earnings per diluted share reached a record $1.09, a 18.5% increase versus $0.92 per diluted share for 2001. Net income for the first six months of 2002 reached $11.9 million, compared to earnings of $10.2 million for 2001.

F&M Bancorp’s key performance ratios continue to be strong. Second quarter of 2002 results produced a return on average assets of 1.30% and a return on average equity of 14.14% compared to 2001 second quarter ratios of 1.19% and 12.60%, respectively. The earnings produced in the six months ended June 30, 2002 represent a return on average assets of 1.28% and a return on average equity of 13.93%. These financial performance ratios are indicative of F&M Bancorp’s earnings strength and effective balance sheet management.

Bancorp’s asset quality remained strong throughout the first half. Nonperforming assets as a percentage of assets stood at 0.13% at June 30, 2002. The allowance for credit losses was $14.0 million or 1.21% of total loans with net annualized charge-offs for the half representing 0.16% of average loans outstanding.

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

The Bancorp’s taxable-equivalent net interest income of $19.3 million in the second quarter 2002 was 8.2% higher than the comparable quarter in the prior year. The lower interest rate environment favorably impacted the Bancorp’s costs for both core deposits and wholesale funding in comparison to last year and led to a net interest margin in the second quarter of 4.36%. For the six months of 2002 taxable-equivalent net interest income was $38.1 million an increase of $3.1 million or 9% over 2001 net interest income. The net interest margin for the first six months of 2002 improved by 7 basis points due to lower interest rates paid on deposits and borrowings.

Interest Income

While the level of earning assets grew by $125 million or 7.5%, Bancorp’s tax-equivalent interest income decreased $3.2 million or 10% in the second quarter of 2002 compared to the second quarter of 2001.This decrease was directly impacted by the unprecedented reductions in interest rates. The yield on earning assets decreased from 7.79% in 2001 to 6.44% for the second quarter of 2002.

During the second quarter of 2002, average loans yielding 7.05% declined $14.2 million compared to the second quarter of 2001. This decrease was attributable to prepayments in residential mortgage loans, and consumer automobile loans.

Average total securities yielding 5.30% increased 36% to $587 million in the second quarter of 2002 compared to the second quarter of 2001. The growth in the securities portfolio was directly attributable to the significant deposit growth achieved during the past year.

For the six months ended June 30, 2002 tax-equivalent interest income was $57.3 million, a decrease of $7.0 million or 10.85% from the $64.2 million in the first six months of 2001. The yield on earning assets decreased from 7.84% in the first half of 2001 to 6.53% in the first half of 2002, as higher interest rate loans were refinanced or repaid and new loans were made at lower rates. The increase in balances in the investment portfolio also contributed to the decline in the earning asset yield.

Interest Expense

Interest expense declined 34% or $4.7 million in the second quarter of 2002 compared to the second quarter of 2001. This change was mainly attributable to the decreased interest rate environment which significantly lowered the overall cost of funds. Interest expense additionally benefited from a change in the composition of funding sources from high cost deposits and borrowings into lower cost transaction accounts.

Average interest bearing deposits increased 4.4% or $53.8 million in the second quarter of 2002 as compared to the second quarter of 2001. The average rate paid on interest-bearing deposits decreased by 159 basis points from 4.12% in 2001 to 2.53% in the second quarter of 2002 compared to 2001.

Average borrowed funds, typically the most expensive funding source, increased $23.1 million or 16% compared to the second quarter of 2001 as Bancorp seeks to take advantage of the low interest rate environment by obtaining longer term funding at historically low costs. The average rate paid on borrowings decreased from 4.04% in 2001 to 2.79% for 2002.

Interest expense was reduced $10.1 million or 34.5% from $29.3 million in the first half 2001 to $19.2 million in 2002. Average interest bearing deposits increased $77.7 million or 6.45% to in the first half of 2002 compared to that same period in 2001, while the average rate paid on those deposits decreased from 4.17% to 2.66%.

Total average borrowed funds for the six months decreased $7.1 million or 4.1% from $173.3 million in the first half of 2001 to $166.2 million in the comparable period of 2002. The rate paid on those borrowings also decreased from 5.07% in the first half of 2001 to 2.73% in the first half of 2002.

Consolidated Average Balances, Interest and Average Rates (Taxable Equivalent Basis)

	Three Months Ended June 30,
	2002			2001
(in thousands)	Average Balance	Interest	Average(2) Rate	Average Balance	Interest	Average(2) Rate
ASSETS
Interest earning assets:
Short-term funds	$13,183	$57	1.73%	$29,713	$385	4.44%
Investment securities:
Taxable	471,928	5,842	4.97%	305,941	4,856	6.52%
Tax-exempt(1)	115,429	1,924	6.69%	125,980	2,111	6.80%
Total investment securities	587,357	7,766	5.30%	431,921	6,967	6.60%
Loans, net, including loans held for sale(1)	1,178,170	20,722	7.05%	1,192,353	24,409	8.30%
Total interest-earning assets	1,778,710	28,545	6.44%	1,653,987	31,761	7.79%
Total noninterest-earning assets	103,301			107,595
Total assets	$1,882,011			$1,761,582
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits
Savings	$174,700	$492	1.13%	$149,489	$810	2.20%
Checking	204,478	278	0.55%	185,507	555	1.21%
Money market accounts	308,934	1,259	1.63%	282,739	2,356	3.38%
Certificates of deposit	592,966	6,042	4.09%	609,584	8,757	5.83%
Total interest bearing deposits	1,281,078	8,071	2.53%	1,227,319	12,478	4.12%
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	88,236	237	1.08%	95,178	905	3.86%
Other short-term borrowings	5,880	92	6.28%	7,842	102	5.28%
Total short-term borrowings	94,116	329	1.40%	103,020	1,007	3.96%
Long-term borrowings	71,983	828	4.61%	39,900	418	4.25%
Total borrowed funds	166,099	1,157	2.79%	142,920	1,425	4.04%
Total interest bearing liabilities	1,447,177	9,228	2.56%	1,370,239	13,903	4.11%
Non-interest bearing liabilities:
Demand deposits	247,113			208,721
Other liabilities	14,276			16,795
Total non-interest bearing liabilities	261,389			225,516
Shareholders’ equity	173,445			165,827
Total liabilities and shareholders’ equity	$1,882,011			$1,761,582
Net interest income		19,317			17,858
Net interest spread			3.88%			3.67%
Net interest margin			4.36%			4.38%

(1)          Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 35 percent.  In addition, loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(2)          Average balances and interest dollars are presented in thousands. Average rates are calculated using whole dollars and may differ slightly.

	Six Months Ended June 30,
	2002			2001
(in thousands)	Average Balance	Interest	Average(2) Rate	Average Balance	Interest	Average(2) Rate
ASSETS
Interest earning assets:
Short-term funds	$12,824	$101	1.59%	$22,161	$803	5.90%
Investment securities
Taxable	457,005	11,162	4.93%	303,263	9,621	6.50%
Tax-exempt(1)	116,906	3,918	6.76%	126,365	4,341	6.93%
Total investment securities	573,911	15,080	5.30%	429,628	13,962	6.63%
Loans, net, including loans held for sale(1)	1,181,072	42,074	7.18%	1,199,163	49,455	8.32%
Total interest-earning assets	1,767,807	57,254	6.53%	1,650,952	64,220	7.84%
Total noninterest-earning assets	103,793			110,739
Total assets	$1,871,600			$1,761,691
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits
Savings	$167,613	$943	1.13%	$165,482	$1,586	1.93%
Checking	201,139	531	0.53%	182,923	1,411	1.56%
Money market accounts	304,339	2,510	1.66%	266,225	4,941	3.74%
Certificates of deposit	609,148	12,936	4.28%	589,891	16,968	5.80%
Total interest bearing deposits	1,282,239	16,920	2.66%	1,204,521	24,906	4.17%
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	92,576	508	1.11%	96,175	2,169	4.55%
Other short-term borrowings	5,885	133	4.52%	41,681	1,361	6.58%
Total short-term borrowings	98,461	641	1.31%	137,856	3,530	5.16%
Long-term borrowings	67,730	1,607	4.78%	35,480	828	4.71%
Total borrowed funds	166,191	2,248	2.73%	173,336	4,358	5.07%
Total interest bearing liabilities	1,448,430	19,168	2.67%	1,377,857	29,264	4.28%
Non-interest bearing liabilities:
Demand deposits	236,028			202,575
Other liabilities	14,939			16,891
Total non-interest bearing liabilities	250,967			219,466
Shareholders’ equity	172,203			164,368
Total liabilities and shareholders’ equity	$1,871,600			$1,761,691
Net interest income		38,086			34,956
Net interest spread			3.86%			3.56%
Net interest margin			4.34%			4.27%

(1)          Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 35 percent.  In addition, loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(2)          Average balances and interest dollars are presented in thousands. Average rates are calculated using whole dollars and may differ slightly.

Provision for Credit Losses

In 2001, the loan loss reserve was bolstered with additional provisions being made in anticipation of increasing loan losses due to the recessionary environment. The provision for credit losses for the second quarter of 2002 was decreased by $1.4 million over the year-ago quarter. For the six-month period ended June 30, 2002, the provision decreased to $975 thousand as compared to $2.6 million for the same period last year, as the loan portfolio continued to perform extraordinarily well. In the second quarter of 2002 the credit quality of the loan portfolio continued to improve therefore additional provisions were not deemed necessary.

Noninterest Income

Noninterest income is derived from service charges and fees associated with loans and deposits, as well as income from insurance, mortgage banking, investment and brokerage activities. Noninterest income was $8.0 million in the second quarter of 2002, 6.8% higher than the $7.5 million in the second quarter of 2001.

Insurance income of $2.5 million increased 12.5% from the second quarter of 2001. This increase from the previous year’s quarter was due to increased sales activities and increased pricing on the renewal of existing insurance policies.

The mortgage banking business remained strong generating $849 thousand in quarterly revenues, an 8.15% increase from the second quarter of 2001. Traditionally low mortgage rates during the quarter of 2002 increased the levels of mortgage activities and mortgage revenues continue to benefit from the strong housing market.

Revenues from service charges on deposits rose $189 thousand or 9% in the second quarter of 2002 compared to 2001. This increase resulted from the increases in the overall level of new deposit account customers and inflows of additional deposits from existing relationships.

Commissions and fees from alternative investments and brokerage services decreased slightly compared to the second quarter of last year. With the volatility experienced in the current equity markets, and the decreased transaction volumes, revenues reflect only a 2% decrease due to our ability to provide innovative financial solutions individually designed for the affluent, emerging affluent and small business customer.

For the six months of 2002, noninterest income of $16 million increased 3.3% from the $15.5 million in the comparable period of the previous year. This increase was primarily driven by the increased service charge revenues and strong results in our insurance and mortgage banking business lines.

Noninterest Expense

Noninterest expense for the quarter of $17.2 million rose $1.45 million or 9.18% compared to the second quarter of 2001. Bancorp incurs additional costs to provide new services and support initiatives that generate additional revenues and growth for the company.

Management views the efficiency ratio (the ratio of noninterest expense to the sum of tax equivalent net interest income and noninterest income) as an important measure of overall operating expense performance and cost management. Bancorp’s efficiency ratio increased to 63.13% for the quarter compared to 62.32% for the comparable period in 2001.

Salary and benefit related expenses of $9.6 million for the quarter increased $536 thousand or 6% compared to the same period of 2001. This increase was primarily attributable to normal merit increases for our associates, increased commission costs on the revenues generated by fee-based lines of business and increases in employee medical insurance coverage.

Occupancy expenses for the quarter of $2.6 million increased $105 thousand or 4% compared to the second quarter of 2001. Bancorp has been evaluating its retail branch network and has incurred expenses related to the consolidation of several branches. While costs are incurred at the time of consolidation, they result in lower cost and more efficient delivery going forward.

Other expenses for the quarter relating to corporate operating expenses increased to $808 thousand or 19% compared to the same quarter of 2001. Expenditures relating to external and internal audit services have increased due to the transition of independent public accountants. Bancorp has also incurred increased marketing related costs to provide research in conjunction with ongoing strategic growth initiatives.

Total noninterest expense for the first half of 2002 increased 6% or $1.9 million thousand over the prior year comparable period. Salaries and employee benefits increased 7.5%, occupancy expenses decreased 3.4% and other operating expenses increased 8.7%.

Income Taxes

Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective income tax expense rate differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

For the second quarter of 2002, provision for income taxes increased by 51.3% to $3.1 million from the previous year quarter. The second quarter 2002 effective tax rate was 33.41% compared to 28.02% in the prior year as most of the components of the increased revenues are fully taxable. For the six months ended June 30, 2002, the  provision for income taxes increased 44.5% to $5.7 million from the comparable 2001 period.  The first half of 2002 effective tax rate was 32.5% compared to 28% in the prior year.

Nonperforming Assets

The Bancorp’s asset quality continues to be sound with nonperforming assets at only 0.13% of total assets at the end of the second quarter. Total nonperforming assets at June 30, 2002 were $2.5 million, an 18.4% increase from the previous year. Although there is no direct correlation between nonperforming loans and ultimate loan losses, an analysis of nonperforming loans may provide some indication of the quality of the loan portfolio.

Potential Problem Loans

At June 30, 2002, Bancorp had $11.3 million in loans to borrowers who were currently experiencing financial difficulties such that management had reasonable concerns that such loans might become contractually past due or be classified as a nonperforming asset. These loans are subject to the same close attention and regular credit reviews as extended to loans past due 90 days or more and nonperforming assets.

Nonperforming Assets and Contractually Past-Due Loans:

(in thousands)	June 30, 2002	December 31, 2001
Nonperforming assets:
Nonaccrual loans(1)	$2,132	$1,279
Other real estate owned, net of valuation allowance(2)	354	638
Total nonperforming assets	$2,486	$1,917
Loans past due 90 or more days as to interest or principal(3)	$890	$2,819
Nonperforming loans to total loans	0.18%	0.11%
Nonperforming assets to total loans plus other real estate owned	0.21%	0.16%
Nonperforming assets to total assets	0.13%	0.10%
Allowance for credit losses times nonperforming loans	6.57	10.90
Allowance for credit losses times nonperforming assets	5.63	7.28

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

(3)   Nonaccrual loans are not included.

Allowance for Credit Losses

At June 30, 2002, the allowance for credit losses was $14.0 million or 1.19% of total loans, with net annualized charge-offs for the quarter of less than 0.08% of average loans outstanding during the second quarter of 2002. Year to date 2002 net annualized charge-offs represent 0.16% of average loans

The allowance for credit losses is maintained at a level, which in management’s judgment is adequate to absorb losses inherent in the loan portfolio. The adequacy of the allowance for credit losses is reviewed regularly by management. Additions to the allowance are made by charges to the provision for credit losses. On a quarterly basis, a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The methodology for assessing the appropriateness of the allowance consists of three primary elements:

•      The Formula Allowance. The formula allowance is calculated by applying historically determined loss factors to outstanding business loans based on credit risk ratings and for pools of homogeneous loans. Individually risk rated loan loss factors is determined using average annual net charge-off rates for the most recent years. Pooled loans are loans that are homogeneous in nature such as consumer installment and residential mortgage loans. Pooled loan loss factors are based on net charge–offs experienced over the past year. The historic loss factors on the risk rated loans and the pooled loans are then considered for either positive or negative adjustment in an attempt to reflect the current dynamics of the portfolios. These adjustments in the loss factors are tied to management’s evaluation of a number of factors including: 1) changes in the trend of the volume and severity of past due, classified and non-accrual assets; 2) changes in the nature and volume of the portfolio; 3) changes in lending policies, underwriting standards, or collection practices; 4) changes in the experience, ability, depth of lending management and staff; 5) portfolio concentrations; and 6) changes in the national or local economy.

•      Specific Allowances for Identified Problem Loans. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans. The analysis considers expected future cash flows, the value of collateral or other factors that may impact the borrower’s ability to repay.

•      The Unallocated Allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management’s evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

While management believes the allowance for credit losses was adequate at June 30, 2002, the estimate of losses and related allowance may change in the near term due to economic and other uncertainties inherent in the estimation process.

Analysis of Allowance for Credit Losses:

	Six Months Ended
(in thousands)	June 30, 2002	June 30, 2001
Average loans outstanding
less average unearned income(1)	$1,165,698	$1,184,630
Allowance for credit losses at beginning of period	$13,947	$13,232
Charge-offs:
Real estate	18	157
Commercial and industrial	110	115
Consumer	2,166	2,588
Total loans charged-off	2,294	2,859
Recoveries:
Real estate	3	2
Commercial and industrial	193	106
Consumer	1,176	1,240
Total recoveries	1,371	1,348
Net charge-offs	923	1,512
Additions charged to operating expense	975	2,630
Allowance for credit losses at end of period	$13,999	$14,350
Net annualized charge-offs to average loans outstanding	0.16%	0.26%

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

Allocation of Allowance for Credit Losses:

	For the Period Ending
	June 30, 2002		December 31, 2001
(in thousands)	Amount	% of Total Allowance	Amount	% of Total Allowance

Real estate loans
Construction and land development	$1,670	11.9%	$1,655	11.9%
Residential mortgage	393	2.8%	481	3.4%
Other mortgage	2,265	16.2%	2,534	18.2%
Commercial and industrial	2,873	20.5%	3,131	22.4%
Consumer	4,531	32.4%	5,923	42.5%
Unallocated	2,267	16.2%	223	1.6%
Totals	$13,999	100.0%	$13,947	100.0%

Capital Resources

It is Bancorp’s policy to maintain a level of capital sufficient to protect the company’s depositors, creditors, and shareholders, and to support Bancorp’s growth. The principal source of capital is retained earnings. Bancorp recorded a total risk-based capital ratio of 13.24% at June 30, 2002, compared to 13.30% at December 31, 2001; a tier 1 risk-based capital ratio of 12.20%, compared to 12.24%: and a capital leverage ratio of 8.81%, compared to 8.71%. Under each measure, Bancorp and its subsidiaries were substantially in excess of the minimum regulatory requirements and, by definition, were “well capitalized” at June 30, 2002 and December 31, 2001. Management believes the level of capital at June 30, 2002, is appropriate.

Shareholders’ equity totaled $177.5 million ( including $7.8 million reported for accumulated other comprehensive income) at June 30, 2002; an increase of 6% compared with the 2001 year-end level of $167.4 million (including $3.2 million reported for accumulated other comprehensive income). Bancorp’s accumulated comprehensive income (loss) category is comprised of net unrealized gains and losses on available-for-sale securities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the future changes in market prices that increase or decrease the value of financial instruments, i.e. cash, investments, loans, deposits, and debt.  Included in market risk are interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.  Bancorp’s primary source of market risk is interest rate risk.  Market risk-sensitive financial instruments are entered into for purposes other than trading.

Interest rate risk refers to the exposure of Bancorp’s earnings and capital to changes in interest rates. This risk is driven by potential mismatches resulting in timing differences in the re-pricing of assets, liabilities and the potential impact of explicit and embedded options. The goal of asset/liability management is to maintain high-quality and consistent growth of net interest income, while maintaining acceptable levels of risk to changes in interest rates, and acceptable levels of capital and liquidity. This goal is achieved by influencing the maturity and re-pricing of assets and liabilities and by managing discretionary portfolios.

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

Management believes that interest rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets and interest-bearing liabilities.  The model projections are based upon historical trends and management’s expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings and sales activities. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Assumption testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and balance sheet growth.  The Bancorp’s policy guideline limit for net interest income simulation is a negative impact to net interest income of 15.0 percent for the up or down 300 basis points scenarios when compared with the flat rate scenario.  Management has generally maintained a risk position well within the policy guideline level.  The model indicated the impact of a 300 basis point rise in rates over the next 12 months would cause approximately a 4.6% decrease in net interest income at June 30, 2002.  A 300 basis point decrease in rates over the next 12 months would cause approximately a 4.8% decrease in net interest income. Note that certain short-term market rates and a majority of the Bank’s deposit rates are below 3.0%.  These rates cannot move below zero in a down 300 basis point scenario.  The impact of this zero percent floor on deposit rates is the primary reason that net interest income is negatively impacted in the down 300 basis point scenario.

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

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.5 Post-effective amendment to F&M Bancorp Dividend Reinvestment and Stock Purchase Plan.  File as Prospectus to Registration Statement on Form S-3 (File #33-39940) and incorporated herein by reference.

11. Computation of per share earnings: Filed as an exhibit hereto and incorporated herein by reference.

99.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an exhibit hereto and incorporated herein by reference

99.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an exhibit hereto and incorporated herein by reference

(b)           Reports on Form 8-K

A report on Form 8-K, Item 4. Changes in Registrant’s Certifying Accountant and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits. Announce its engagement of Deloitte & Touche LLP as it’s new independent public accountants, filed on April 12, 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&M BANCORP
(Registrant)

August 12, 2002	/s/ Faye E. Cannon
Date	FAYE E. CANNON
PRESIDENT AND CEO

August 12, 2002	/s/ Kaye A. Simmons
Date	KAYE SIMMONS
CFO AND TREASURER