Form 10-Q
period 2002-09-30
F&M BANCORP
filed 2002-11-12
CIK 736473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Stock of 10,778,280 shares outstanding as of November 7, 2002.

Form 10-Q

TABLE OF CONTENTS

PART I	Financial Information
Item 1.	Financial Statements
Consolidated Statements of Income (Unaudited)
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Summary Financial Data
Overview
Earnings Performance
Net Interest Income
Noninterest Income
Noninterest Expense
Balance Sheet Analysis
Securities Available for Sale
Loan Portfolio
Nonaccrual Loans and Other Assets
Allowance for Credit Losses
Deposits
Capital Adequacy/Ratios
Asset/Liability and Market Risk Management
Capital Management
Evaluation of Internal Controls
Factors that May Affect Future Results

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Signature

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with F&M Bancorp’s 2001 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION
F&M BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2002	2001	2002	2001
INTEREST INCOME
Loans	$20,961	$23,534	$62,399	$72,346
Loans held for sale	124	339	619	881
Securities available for sale	7,101	6,244	20,655	18,494
Other interest income	116	352	411	1,393
Total interest income	28,302	30,469	84,084	93,114

INTEREST EXPENSE
Deposits	7,531	12,046	24,451	36,952
Short-term borrowings	462	784	1,104	4,314
Long-term borrowings	945	595	2,551	1,423
Total interest expense	8,938	13,425	28,106	42,689

NET INTEREST INCOME	19,364	17,044	55,978	50,425
Provision for credit losses	350	430	1,325	3,060
Net interest income after provision for credit losses	19,014	16,614	54,653	47,365

NONINTEREST INCOME
Service charges on deposit accounts	2,348	2,062	6,827	6,133
Insurance income	2,194	2,134	7,384	6,930
Gains on sales of loans	1,295	1,184	3,016	2,782
Trust and investment fees	407	872	2,238	2,719
Gains on sales of securities	—	19	—	52
Gains on sales of property	37	130	160	237
Other operating income	1,414	1,258	4,084	4,310
Total noninterest income	7,695	7,659	23,709	23,163

NONINTEREST EXPENSE
Salaries	7,199	7,192	21,862	21,381
Incentive compensation	1,199	478	2,400	1,642
Employee benefits	1,439	1,795	4,813	4,343
Occupancy and equipment expense	2,345	2,591	7,444	7,871
Core deposit intangible	246	231	685	694
Other operating expense	4,797	4,204	14,055	12,659
Total noninterest expenses	17,225	16,491	51,259	48,590

INCOME BEFORE INCOME TAX EXPENSE	9,484	7,782	27,103	21,938
Income tax expense	3,183	2,269	8,909	6,235
NET INCOME	$6,301	$5,513	$18,194	$15,703

EARNINGS PER COMMON SHARE
Earnings per common chare	$0.58	$0.50	$1.68	$1.43
Diluted earnings per common share	$0.58	$0.50	$1.67	$1.42

DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.27	$0.56	$0.81
Average common share outstanding	10,776,193	10,967,281	10,814,074	11,002,801
Diluted average common shares outstanding	10,864,211	11,026,378	10,880,984	11,049,532

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	September 30, 2002	December 31, 2001	September 30, 2001
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$67,744	$65,570	$58,580
Interest-bearing deposits with banks	3,062	13,178	11,749
Federal funds sold	232	360	23,095
Total cash and cash equivalents	71,038	79,108	93,424
Loans held for sale	19,750	28,779	17,086
Securities available for sale	609,926	546,522	496,429
FHLB / FRB stock	7,218	6,866	6,866

Loans, net of unearned income	1,233,792	1,162,225	1,178,949
Allowance for credit losses	(14,055)	(13,947)	(14,218)
Net loans	1,219,737	1,148,278	1,164,731

Bank premises and equipment, net	34,365	35,563	36,334
Other real estate owned, net	323	638	667
Interest receivable	9,559	9,417	10,322
Core deposit intangible assets	2,132	2,817	3,569
Mortgage servicing rights	833	1,028	1,093
Cash value of life insurance	11,379	10,978	10,768
Other assets	6,747	11,440	10,685
Total assets	$1,993,007	$1,881,434	$1,851,974

LIABILITIES
Noninterest-bearing deposits	$266,722	$234,459	$214,933
Interest-bearing deposits	1,294,196	1,281,609	1,274,659
Total deposits	1,560,918	1,516,068	1,489,592

Short-term borrowings	153,794	117,545	110,516
Long-term borrowings	78,122	63,444	65,003
Accrued taxes and other liabilities	16,886	16,952	17,908
Total liabilities	1,809,720	1,714,009	1,683,019

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $5 par value; authorized 50,000,000 shares; issued 10,781,375 shares, 10,862,257 shares and 10,895,440 shares, respectively	53,907	54,311	55,477
Surplus	72,131	75,147	75,864
Retained earnings	46,940	34,782	32,461
Accumulated other comprehensive income	10,309	3,185	6,153
Total shareholders’ equity	183,287	167,425	168,955
Total liabilities and shareholders’ equity	$1,993,007	$1,881,434	$1,851,974

F&M BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except shares)	Number of shares	Common stock	Additional paid-in capital	Retained earnings	Cumulative other comprehensive (loss) income	Total

Balance at December 31, 2000	11,014,529	$55,073	$78,488	$25,857	$(1,382)	$158,036
Comprehensive income:
Net income	—	—	—	15,703	—	15,703
Other comprehensive income net of tax:
Net unrealized gains on securities available for sale, net of reclassification of $34 of net gains included in net income	—	—	—	—	7,535	7,535
Total comprehensive income						23,238
Dividend reinvestment plan	—	—	—	(164)	—	(164)
Cash dividends declared $(.81 per share)	—	—	—	(8,928)	—	(8,928)
Stock consideration for options exercised	(624)	(3)	(4)	(7)	—	(14)
Stock options exercised	23,935	119	357	—	—	476
Stock repurchase and retirement	(153,700)	(712)	(2,977)	—	—	(3,689)
Net change	(130,389)	(596)	(2,624)	6,604	7,535	10,919

Balance at September 30, 2001	10,884,140	$54,477	$75,864	$32,461	$6,153	$168,955

Balance at December 31, 2001	10,862,257	$54,311	$75,147	$34,782	$3,185	$167,425
Comprehensive income:
Net income	—	—	—	18,194	—	18,194
Other comprehensive income net of tax:
Net unrealized gains on securities	—	—	—	—	7,124	7,124
Total comprehensive income						25,318
Dividend reinvestment plan	—	—	—	(24)	—	(24)
Cash dividends declared $(.56 per share)	—	—	—	(6,001)	—	(6,001)
Stock consideration for options exercised	(678)	(3)	(675)	(11)	—	(688)
Stock options exercised	40,326	201	602	—	—	803
Stock repurchase and retirement	(120,530)	(602)	(2,943)	—	—	(3,546)
Net change	(80,882)	(404)	(3,016)	12,158	7,124	15,862

Balance at September 30, 2002	10,781,375	$53,907	$72,131	$46,940	$10,309	$183,287

F&M BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine months ended September 30,
(in thousands)	2002	2001
Cash Flows from Operating Activities
Net Income	$18,194	$15,703
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,325	3,060
Depreciation and amortization	2,805	2,655
Amortization of intangibles	907	845
Net premium amortization on investment securities	1,995	523
(Increase) decrease in interest receivable	(142)	850
Decrease in interest payable	(409)	(970)
Gain on sales of property	(160)	(237)
Gain on sales of securities	—	(52)
Decrease (increase) in loans held for sale	9,029	(11,092)
(Increase) decrease in other assets	(52)	289
Increase (decrease) in other liabilities	343	(437)
Gain on sales of loans	(3,016)	(2,782)
Net cash provided by operating activities	30,819	8,355
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(217,069)	(253,456)
Proceeds from sales/maturities of securities available for sale	162,760	194,179
Net (increase) decrease in loans	(69,843)	41,668
Purchases of premises and equipment	(1,608)	(3,342)
Proceeds from sales of property	550	988
Net cash used in investing activities	(125,210)	(19,963)
Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	67,533	27,321
Net (decrease) increase in certificates of deposit	(22,683)	98,239
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	25,544	(18,651)
Net increase (decrease) in other short-term borrowings	10,705	(108,904)
Net increase in long-term borrowings	14,678	49,213
Cash dividends paid	(6,001)	(8,928)
Dividend reinvestment plan	(24)	(164)
Issuance of common stock	115	462
Common stock purchased and retired	(3,546)	(3,689)
Net cash provided by financing activities	86,321	34,899

Net (decrease) increase in cash and cash equivalents	(8,070)	23,291
Cash and cash equivalents at beginning of year	79,108	70,133
Cash and cash equivalents at end of period	$71,038	$93,424
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$28,515	$43,659
Cash payments for income tax	7,366	5,711
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available for sale, net of income taxes	$7,124	$7,535

F&M BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

1. Summary of Significant Accounting Policies

Descriptions of the significant accounting policies of F&M Bancorp and Subsidiaries (the Bancorp) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Bancorp’s 2001 Annual Report on Form 10-K. There have been no significant changes to these policies except for accounting policies related to goodwill discussed below.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142, Goodwill and Other Intangible Assets  (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Bancorp adopted SFAS No.141 on July 1, 2001 and SFAS No. 142 on January 1, 2002 and goodwill will be assessed at least annually for impairment on a reporting unit level by applying a fair-valued-based test using discounted estimated future net cash flows. The Bancorp does not currently carry any goodwill attributable to premiums relating from prior mergers and/or acquisitions. Therefore the “Adjusted” Earnings – SFAS 142 Transitional Disclosures does not apply as earnings per share and net income would be the same for all years reported.

Core deposit intangibles are amortized on an accelerated basis based on useful lives of up to 15 years. The Bancorp reviews other intangible assets for impairment annually (except mortgage servicing rights, which are reviewed monthly), or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset. Impairment is recognized by accelerating the write off of the asset to the extent that the carrying value exceeds the estimated fair value.

2.  Earnings Per Share

The table below shows dual presentation of earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2002	2001	2002	2001

Net income applicable to common stock (numerator)	$6,301	$5,513	$18,194	$15,703

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	10,776.2	10,967.3	10,814.1	11,002.8
Per share	$0.58	$0.50	$1.68	$1.43

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	10,776.2	10,967.3	10,814.1	11,002.8
Add: Stock options	88.0	59.1	66.9	46.7
Diluted average common shares outstanding (denominator)	10,864.2	11,026.4	10,881.0	11,049.5
Per share	$0.58	$0.50	$1.67	$1.42

As allowed for under SFAS No.123, Accounting for Stock-Based Compensation, the Bancorp has elected to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, in accounting for its stock option plans for directors and employees. The Bancorp utilizes APB 25, and as such compensation expense for stock options is not recognized in net income; however, the effect of the shares that would be issued is reflected in diluted earnings per share as an increase to average common shares outstanding and results in a decrease to earnings per share. For further information see Note 9 to the audited consolidated financial statements included in the Bancorp’s 2001 Annual Report on Form 10-K.

3.  Operating Segments

Operating segments as defined by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information are components of an enterprise with separate financial information.  The component engages in business activities, from which it derives revenues and incurs expenses and whose operating result’s management relies on for decision making and performance assessment. The Bancorp, as defined by this standard, does not have any segment whose revenues, reported profit and loss, or assets are 10% or more of the combined revenues of all reporting segments.

4.  Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2002 is presented in the following table.

	September 30, 2002
(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets

Amortized intangible assets:
Core deposit intangible	$8,565	$6,433	$2,132
Mortgage servicing rights	1,757	924	833
Total	$10,322	$7,357	$2,965

The projections of amortization expense shown below for mortgage servicing rights are based on asset balances and the interest rate environment as of September 30, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets and should be read in conjunction with Note 1 regarding goodwill and other intangible assets.

(in thousands)	Core deposit intangibles	Mortgage servicing rights	Total expense

Nine months ended September 30, 2002 (actual)	$685	$222	$907

Three months ended December 31, 2002 (estimated)	246	65	311

Estimate for year ended December 31,
2003	819	260	1,079
2004	737	260	997
2005	330	248	578
2006	—	—	—
2007	—	—	—

5.  Recent Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Bancorp expects to adopt the requirements of SFAS No. 145 in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No.146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Bancorp’s commitment to an exit plan rather than when the liability is incurred. SFAS No.146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Bancorp will adopt the provisions of SFAS No. 146 for any restructuring activities which may be initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution.  This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets.  Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement.  Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements.  Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  This statement is effective for the Bancorp and has been adopted as of October 1, 2002.  The adoption of this standard did not have a material impact on the Bancorp’s financial position or results of operation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA

	Quarter ended			% Change Sep. 30, 2002 from		Nine months ended
(in thousands, except per share amounts)	Sep. 30, 2002	June 30, 2002	Sep. 30, 2001	June 30, 2002	Sep. 30, 2001	Sep. 30, 2002	Sep. 30, 2001	% Change
For the Period
Net income	$6,301	$6,116	$5,513	3%	14%	$18,194	$15,703	16%
Diluted earnings per common share	0.58	0.56	0.50	3	16	1.67	1.42	18

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.29%	1.30%	1.21%	(1)	7	1.28%	1.18%	9

Net income applicable to common stock to average common stockholders equity (ROE)	13.88%	14.14%	13.01%	(2)	7	13.91%	12.68%	10

Efficiency ratio(1)	62.02%	63.13%	64.79%	(2)	(4)	62.61%	64.00%	(2)

Dividends declared per common share	$0.28	$0.28	$0.27	—	4	$0.56	$0.81	(31)
Dividends paid per common share	0.28	0.28	0.27	—	4	0.84	0.81	4

Average common shares outstanding	10,776,193	10,814,183	10,967,281	—	(2)	10,814,074	11,002,801	(2)
Diluted average common shares outstanding	10,864,211	10,877,815	11,026,378	—	(1)	10,880,984	11,049,532	(2)

Total revenue	$27,059	$26,565	$24,703	2	10	$79,687	$73,587	8

Average loans	1,204,657	1,172,164	1,169,779	3	3	1,178,828	1,179,625	—
Average assets	1,938,984	1,912,992	1,807,374	1	7	1,894,309	1,777,086	7
Average deposits	1,526,889	1,519,882	1,473,294	—	4	1,521,174	1,429,405	6

Net interest margin	4.34%	4.36%	4.15%	—	5	4.34%	4.23%	3

At Period End
Securities available for sale	$609,926	$606,826	$496,429	1	23	$609,926	$496,429	23
Loans	1,233,792	1,171,946	1,178,949	5	5	1,233,792	1,178,949	5
Allowance for credit losses	(14,055)	(13,999)	(14,218)	—	(1)	(14,055)	(14,218)	(1)
Assets	1,993,007	1,916,104	1,851,974	4	8	1,993,007	1,851,974	8
Deposits	1,560,918	1,549,241	1,489,592	1	5	1,560,918	1,489,592	5
Shareholders’ equity	183,287	177,462	168,955	3	8	183,287	168,955	8
Tier 1 capital(2)	170,479	167,161	158,932	2	7	170,479	158,932	7
Total capital(2)	184,534	181,160	173,151	2	7	184,534	173,151	7

Capital ratios
Shareholders’ equity to assets	9.20%	9.26%	9.12%	(1)	1	9.20%	9.12%	1
Risk-based capital(2)
Tier 1 capital	12.12%	12.20%	12.19%	(1)	—	12.12%	12.19%	—
Total capital	13.12%	13.24%	13.28%	(1)	(1)	13.12%	13.28%	(1)
Leverage(2)	8.80%	8.81%	8.81%	—	—	8.80%	8.81%	—

Book value per common share	$17.00	$16.47	$15.51	3	10	$17.00	$15.51	10

Staff (active, full-time equivalent)	694	715	745	(3)	(7)	694	745	(7)

Common Stock Price
High	$35.27	$35.66	$29.55	(1)	19	$35.66	$29.98	19
Low	26.41	26.21	21.92	1	20	25.06	19.81	27
Period end	31.60	35.28	26.20	(10)	21	31.60	26.20	21

(1)          The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).

(2)          See the Capital Adequacy/Ratios section for additional information.

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could be” and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by us from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the SEC, and in this document under the heading “Risk Factors”, beginning in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Bancorp.

OVERVIEW

F&M Bancorp is the registered bank holding company for Farmers & Mechanics Bank (the “Bank”), headquartered in Frederick, Maryland. The Bancorp is a $2 billion diversified financial services company providing banking, insurance, wealth management, and mortgage banking through banking branches, the internet and other distribution channels to consumers and commercial businesses. The Bank operates 49 community offices in Frederick, Howard, Baltimore, Montgomery, Washington, Carroll and Alleghany Counties in Maryland, together with two insurance agencies. The Bancorp has established a strategy of independence, and intends to establish or acquire additional offices, banking organizations and nonbanking organizations as appropriate opportunities present themselves.

Certain amounts in the financial review for prior quarters have been reclassified to conform with the current financial statement presentation.

Net income for the third quarter of 2002 reached a record $6.3 million, an increase of 14% compared with earnings of $5.51 million for the third quarter of 2001. Earnings per diluted share for the third quarter of 2002 reached a record $0.58 per share, a 16% increase over the prior year’s $0.50 per share results. Return on average assets (ROA) was 1.29% and return on average equity (ROE) was 13.88% for the third quarter of 2002, compared with 1.21% and 13.01%, respectively, for the same period of 2001.

Net income for the first nine months of 2002 reached $18.2 million, or $1.67 per diluted share, compared with $15.7 million, or $1.42 per diluted share, for the first nine months of 2001. ROA was 1.28% in the first nine months of 2002, compared with 1.18% for the first nine months of 2001. ROE was 13.91% in the first nine months of 2002, compared with 12.68% for the same period of 2001.

Net interest income on a taxable-equivalent basis was $20.1 million for the third quarter of 2002 and $58.2 million for the first nine months of 2002 compared with $17.8 million and $52.8 million for the same periods of 2001. The Bancorp’s net interest margin was 4.34% for the third quarter and the first nine months of 2002, compared with 4.15% and 4.23% for the same periods of 2001.

Noninterest income totaled $7.7 million and $23.7 million for the third quarter and the first nine months of 2002, respectively, compared with $7.7 million and $23.2 million for the same periods of 2001.

Noninterest expense totaled $17.2 million and $51.3 million for the third quarter and the first nine months of 2002, respectively, compared with $16.5 million and $48.6 million for the same periods of 2001.

The provision for credit losses was $350 thousand and $1.3 million in the third quarter and the first nine months of 2002, respectively, compared with $430 thousand and $3.1 million in the same periods in 2001. During the third quarter of 2002, net charge-offs were $294 thousand, or .10% of average loans outstanding (annualized), compared with $562 thousand, or .19%, in the third quarter of 2001. The provision for credit losses for the third quarter was $57 thousand in excess of net charge-offs largely due to a shift in the loan portfolio mix to higher levels of commercial and commercial real estate which carry higher reserves. The allowance for credit losses was $14.0 million, or 1.14% of total loans, at September 30, 2002, compared with $13.9 million, or 1.20%, at December 31, 2001 and $14.2 million, or 1.21% at September 30, 2001.

At September 30, 2002, total nonperforming assets were $2.7 million, or ..13% of total assets, compared with $1.9 million, or .10%, at December 31, 2001 and $2.4 million, or .13%, at September 30, 2001. Foreclosed assets amounted to $323 thousand at September 30, 2002, $698 thousand at December 31, 2001 and $667 thousand at September 30, 2001.

At September 30, 2002, the ratio of shareholders’ equity to total assets was 9.20%, compared with 9.12% at September 30, 2001. The Bancorp’s total risk-based capital (RBC) ratio at September 30, 2002 was 13.12% and its Tier 1 RBC ratio was 12.12%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively for bank holding companies. The Bancorp’s ratios at September 30, 2001 were 13.29% and 12.20%, respectively. The Bancorp’s leverage ratio was 8.80% at September 30, 2002 and 8.81% at September 30, 2001, exceeding the minimum regulatory guideline of 3% for bank holding companies.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $20.1 million in the third quarter 2002, up 13% from the three months ended September 30, 2001, largely due to growth in earning assets and increases in net interest margin from 4.15% a year ago to 4.34% in third quarter 2002.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Average earning assets increased $136 million in the third quarter from the same period last year due to increases in average loans and debt securities available for sale. Loans averaged $1.205 million in the third quarter of 2002 compared with $1.170 million in the third quarter of 2001. The Bancorp has continued to be successful in attracting new real estate loans, as well as commercial loans during the quarter, however the growth experienced has been offset by prepayments on its consumer auto loan portfolio. Debt securities averaged $606 million in the third quarter of 2002 compared with $473 million in the third quarter of 2001. The growth in the securities portfolio was directly attributable to the significant deposit growth achieved during the past year.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS)(1)

	Quarter ended September 30,
	2002			2001
(in thousands)	Average Balance	Interest income/ expense	Yields/ rates	Average Balance	Interest income/ expense	Yields/ rates
ASSETS
Interest earning assets
Short-term funds	$6,645	$26	1.55%	$27,020	$238	3.49%
Loans held for sale	11,638	124	4.23	19,047	339	7.06
Securities available for sale(2)
U.S. Treasury and federal agencies	69,386	775	4.43	78,412	1,111	5.62
U.S. States and political subdivisions	114,286	1,883	6.54	124,124	2,086	6.67
Mortgage-backed securities	386,337	4,745	4.87	270,012	3,707	5.45
Other securities	36,015	338	3.72	883	49	22.02
Total investment securities	606,024	7,741	5.07	473,431	6,953	5.83
FHLB / Federal Reserve stock	7,153	90	4.99	10,835	114	4.17
Loans(3):
Commercial	161,994	2,639	6.46	141,385	2,872	8.06
Residential real estate	296,946	4,769	6.37	276,390	5,564	7.99
Commercial real estate	349,211	6,424	7.30	326,106	6,679	8.13
Real estate construction	105,726	1,595	5.99	100,076	1,800	7.14
Consumer installment	290,780	5,609	7.65	325,822	6,660	8.11
Total loans	1,204,657	21,036	6.93	1,169,779	23,575	8.00
Total interest-earning assets	1,836,117	29,017	6.27	1,700,112	31,219	7.29
Total noninterest-earning assets	102,867			107,262
Total assets	$1,938,984			$1,807,374
LIABILITIES
Interest-bearing liabilities
Interest-bearing deposits
Savings	$212,613	$626	1.17	$180,244	$756	1.66
Checking	201,470	243	0.48	187,940	506	1.07
Money market accounts	267,280	1,063	1.58	257,461	1,919	2.96
Certificates of deposit	595,712	5,599	3.73	631,558	8,865	5.57
Total interest-bearing deposits	1,277,075	7,531	2.34	1,257,203	12,046	3.80
Short-term borrowings	137,586	462	1.33	103,827	784	3.00
Long-term borrowings	78,165	945	4.80	45,990	595	5.13
Total interest-bearing liabilities	1,492,826	8,938	2.38	1,407,020	13,425	3.79
Noninterest-bearing liabilities:
Checking	249,814			216,091
Other liabilities	16,224			16,132
Total noninterest-bearing liabilities	266,038			232,223
Shareholders’ equity	180,120			168,131
Total liabilities and shareholders’ equity	$1,938,984			$1,807,374
Net interest income and net interest margin on a taxable-equivalent basis(4)		$20,079	4.34%		$17,794	4.15%

(1)          The average prime rate of the Bancorp was 4.75% and 6.57% for the quarters ended September 30, 2002 and 2001, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.80% and 3.43% for the quarters ended September 30, 2002 and 2001, respectively.

(2)          Yields are based on amortized cost balances computed on a settlement day basis.

(3)          Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(4)          Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 34 percent.

	Nine months ended September 30,
	2002			2001
(in thousands)	Average Balance	Interest income/ expense	Yields/ rates	Average Balance	Interest income/ expense	Yields/ rates
ASSETS
Interest earning assets
Short-term funds	$10,742	$127	1.58%	$27,500	$1,042	5.07%
Loans held for sale	14,114	619	5.86	16,054	881	7.34
Securities available for sale(2)
U.S. Treasury and federal agencies	54,746	1,814	4.43	120,064	5,362	5.97
U.S. States and political subdivisions	116,023	5,803	6.69	125,610	6,426	6.84
Mortgage-backed securities	386,929	14,439	4.99	180,271	8,709	6.46
Other securities	22,461	573	3.41	8,471	181	2.86
Total investment securities	580,159	22,629	5.21	434,416	20,678	6.36
FHLB / Federal Reserve stock	6,985	284	5.44	11,093	351	4.23
Loans(3)
Commercial	160,436	8,103	6.75	146,293	9,412	8.60
Residential real estate	277,103	14,070	6.79	283,082	17,339	8.19
Commercial real estate	339,515	18,777	7.39	324,125	19,962	8.23
Real estate construction	105,748	4,573	5.78	96,969	5,667	7.81
Consumer installment	296,026	17,089	7.72	329,156	20,109	8.17
Total loans	1,178,828	62,612	7.10	1,179,625	72,489	8.22
Total interest-earning assets	1,790,828	86,271	6.44	1,668,688	95,441	7.65
Total noninterest-earning assets	103,481			108,398
Total assets	$1,894,309			$1,777,086
LIABILITIES
Interest-bearing liabilities
Interest-bearing deposits
Savings	$206,012	$1,834	1.19	$175,930	$2,668	2.03
Checking	201,251	784	0.52	184,614	1,619	1.17
Money market accounts	268,617	3,295	1.64	257,799	6,832	3.54
Certificates of deposit	604,620	18,538	4.10	603,932	25,833	5.72
Total interest-bearing deposits	1,280,500	24,451	2.55	1,222,275	36,952	4.04
Short-term borrowings	111,646	1,104	1.32	120,541	4,314	4.78
Long-term borrowings	71,246	2,551	4.79	44,869	1,423	4.24
Total interest-bearing liabilities	1,463,392	28,106	2.57	1,387,685	42,689	4.11
Noninterest bearing liabilities:
Checking	240,674			207,130
Other liabilities	15,372			16,635
Total noninterest-bearing liabilities	256,046			223,765
Shareholders’ equity	174,871			165,636
Total liabilities and shareholders’ equity	$1,894,309			$1,777,086
Net interest income and net interest margin on a taxable-equivalent basis(4)		$58,165	4.34%		$52,752	4.23%

(1)          The average prime rate of the Bancorp was 4.75% and 7.51% for the nine months ended September 30, 2002 and 2001, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.85% and 4.31% for the nine months ended September 30, 2002 and 2001, respectively.

(2)          Yields are based on amortized cost balances computed on a settlement day basis.

(3)          Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(4)          Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 34 percent.

The net interest margin increased to 4.34% in third quarter 2002 from 4.15% in third quarter 2001, principally due to a faster decline in deposit and borrowing costs than loan and investment yields. The net interest margin increased to 4.34% for the first nine months of 2002 from 4.23% for the same period of 2001, primarily due to lower interest rates paid on deposits and borrowings.

An important contributor to the growth in net interest income and net interest margin from third quarter 2001 was a 4% increase in core deposits, the Bancorp’s lowest cost source of funding. Average core deposits were $1.527 million and $1.473 million and funded 79% and 82% of the Bancorp’s average total assets in the third quarter of 2002 and 2001, respectively. Total average interest-bearing deposits increased to $1.277 million in third quarter 2002 from $1.257 million a year ago. For the same period, total average noninterest-bearing deposits increased to $250 million from $216 million. While certificates of deposits declined on average from $632 million to $596 million, noninterest-bearing checking and other core deposit categories increased on average from $842 million to $931 million in third quarter 2002 reflecting the Bancorp’s success in growing customer relationships.

PROVISION FOR CREDIT LOSSES

In 2001, the loan loss reserve increased due to increasing probable loan losses associated with the recessionary environment. The provision for credit losses for the third quarter of 2002 decreased by $80 thousand over the year-ago quarter. This provision was $56 thousand in excess of net charge-offs largely due to a shift in the loan portfolio mix to higher levels of commercial and commercial real estate which carry higher reserves. For the nine-month period ended September 30, 2002, the provision decreased to $1.3 million as compared to $3.1 million for the same period last year, as the loan portfolio continued to improve in overall performance.

NONINTEREST INCOME

	Quarter ended September 30,		% Change	Nine months ended September 30,		% Change
(in thousands)	2002	2001		2002	2001

Service charges on deposit accounts	$2,348	$2,062	14%	$6,827	$6,133	11%
Trust and investment fees:
Asset management and custody fees	157	642	(76)	1,375	1,982	(31)
Mutual fund and annuity sales fees	250	230	9	863	737	17
Total trust and invesment fees	407	872	(53)	2,238	2,719	(18)
Other fees:
Cash network fees	832	742	12	2,375	2,130	12
Charges and fees on loans	74	91	(19)	265	229	16
Bank-owned life insurance	135	124	9	386	784	(51)
All other fees	373	301	24	1,058	1,167	(9)
Total other fees	1,414	1,258	12.4	4,084	4,310	(5)
Mortgage banking fees:
Origination and other closing fees	435	199	119	928	454	104
Net gains on mortgage loan sales	780	882	(12)	1,835	2,001	(8)
Servicing fees, net of amortization	80	103	(22)	253	327	(23)
Total mortgage banking fees	1,295	1,184	9	3,016	2,782	8
Insurance	2,194	2,134	3	7,384	6,930	7
Net gains (losses) on securities sold	—	19	(100)	—	52	(100)
Net gains (losses) on sale of property	37	130	(72)	160	237	(33)
Total noninterest income	$7,695	$7,659	1%	$23,709	$23,163	2%

Deposit service fees increased 14% for the third quarter of 2002 over the year-ago quarter due to growth in primary accounts, price increase and increased activity.

Fee income in the third quarter from trust and brokerage business lines declined 53% from the prior year quarter and 55% from the previous quarter. Third quarter 2002 trust revenues included a net reduction in fee income to refund certain trust clients for a billing error that resulted in overcharges to those accounts. Without this fee reduction trust and brokerage fee income would have only declined about 19% from the prior year and 22% from the prior quarter. The Bancorp managed or maintained personal trust, employee benefit trust and agency assets of approximately $290 million and $343 million at September 30, 2002 and 2001, respectively. The reduction in assets under management is largely attributable to the decline in the stock market during 2002.

Other fees increased to $1.4 million, or 12% in third quarter 2002 from the prior year primarily due to increased customer acceptance and usage of the Bancorp’s debit card. For the first nine months of 2002, other fee income declined to $4.1 million, or 5% from the prior year primarily due to the receipt of $525 thousand death benefit on bank-owned life insurance in 2001. Excluding this benefit, total other fees would have increased 8% from the prior year.

The mortgage banking business remained strong, generating $1.3 million in quarterly revenues, a 9% increase from the third quarter of 2001. Reflecting the continued strength in the housing sector and low mortgage rates, the mortgage banking business had another strong quarter. Mortgage fundings for the quarter were $90.1 million, up 42% over the same quarter last year, bringing year-to-date fundings to $224.3 million. For the quarter, 49% of the loan fundings were held in portfolio with the remaining loans being sold which reduced the net gains on mortgage loan sales by 12% from the prior year.

Insurance income increased 3% from the third quarter of 2001. This increase from the previous year’s quarter was due to increased sales activities and increased pricing on the renewal of existing insurance policies.

NONINTEREST EXPENSE

	Quarter ended September 30		% Change	Nine months ended September 30		% Change
(in thousands)	2002	2001		2002	2001

Salaries	$7,199	$7,192	—%	$21,862	$21,381	2%
Incentive compensation	1,199	478	151	2,400	1,642	46
Employee benefits	1,439	1,795	(20)	4,813	4,343	11
Occupancy and equipment	2,345	2,591	(10)	7,444	7,871	(5)
Professional services	739	332	123	1,593	967	65
Telecommunications	353	349	1	986	1,188	(17)
Computer software and maintenance	690	531	30	1,439	1,436	—
Stationary and supplies	290	289	—	1,029	1,009	2
Advertising and promotions	784	421	86	2,184	1,396	56
Intangible amortization	281	266	6	791	800	(1)
Postage	258	211	22	744	698	7
Other real estate owned	2	117	(98)	20	119	(83)
All other	1,646	1,919	(14)	5,954	5,740	4

Total	$17,225	$16,491	5%	$51,259	$48,590	6%

Management views the efficiency ratio (the ratio of noninterest expense to the sum of tax equivalent net interest income and noninterest income) as an important measure of overall operating expense performance and cost management. Bancorp’s efficiency ratio decreased to 62.02% for the quarter compared to 64.79% for the comparable period in 2001.

Salary expenses of $7.2 million for the third quarter 2002 were unchanged from the prior year’s quarter. On a year-to-date basis, salary expense increased 2% from 2001 to $21.9 million. Salary expenses have been controlled through staff reductions associated with branch reconfigurations and sales as well as the elimination of redundant positions in support functions.

Incentive compensation increased to $1.2 million in the third quarter of 2002, a 151% increase over the same period last year. For the first nine months of 2002, incentive compensation was $2.4 million, a 46% increase over the prior year. These increases are directly tied to the Bancorp’s revenue and overall profitability performance as measured by our team-based compensation and sale programs.

Employee benefit costs for the third quarter of 2002 were 20% less that the comparable quarter of 2001, due to lower medical claims incurred during the period. For the first nine months of 2002, employee benefit costs increased 11% primarily due to higher medical claims experience in the first half of 2002.

Occupancy expenses for the quarter of $2.3 million decreased $246 thousand or 10% compared to the third quarter of 2001. The Bancorp reevaluated its retail branch network and incurred expenses related to the consolidation of several branches in prior periods. While costs were incurred at the time of consolidation, they have resulted in lower cost and more efficient delivery in the current quarter.

Professional services expenses for the third quarter of 2002 were $407 thousand, or 123% higher than the prior year’s quarter. This increase is due to professional services relating to expanding and growing our businesses, increased external audit costs associated with the new Sarbanes-Oxley Act of 2002 as well as the implementation of the Bancorp’s new check imaging system.

Advertising and promotion expenses have increased for both the quarter and on a year-to-date basis to support sales growth and research initiatives in conjunction with ongoing strategic initiatives.

Other expenses relating to corporate operating expenses for the quarter increased to $5.0 million or 13.7% compared to the same quarter of 2001. Expenditures relating to external and internal audit services have increased due to the transition of independent public accountants. Bancorp has also incurred increased marketing related costs to provide research in conjunction with ongoing strategic growth initiatives.

INCOME TAXES

For the third quarter of 2002, provision for income taxes increased by 40.3% to $3.2 million from the previous year quarter due to lower levels of tax deferred assets in relation to total assets. The third quarter 2002 effective tax rate was 33.56% compared to 29.16% in the prior year as most of the components of the increased revenues are fully taxable. For the nine months ended September 30, 2002, the provision for income taxes increased 42.9% to $8.9 million from the comparable 2001 period.  The first nine months of 2002 effective tax rate was 32.87% compared to 28.4% in the prior year.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity or trading at the end of the periods presented.

	September 30, 2002		December 31, 2001		September 30, 2001
(in thousands)	Cost	Estimated fair value	Cost	Estimated fair value	Cost	Estimated fair value

Securities of U. S. Treasury and federal agencies	$66,401	$68,486	$42,316	$43,066	$57,002	$58,021
Securities of U. S. states and political subdivisions	110,021	114,586	117,254	118,279	122,089	125,204
Mortgage-backed securities	384,129	391,652	378,341	380,051	304,118	308,342
Other	29,656	30,210	—	—	—	—
Total debt securities	590,207	604,934	537,911	541,396	483,209	491,567
Marketable equity securities	3,813	4,992	3,795	5,126	4,995	4,862

Total	$594,020	$609,926	$541,706	$546,522	$488,204	$496,429

The following table provides the components of the estimated unrealized net gains on securities available for sale for the end of each period presented. The estimated unrealized net gain or loss on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.

(in thousands)	September 30, 2002	December 31, 2001	September 30, 2001

Estimated unrealized gross gains	$16,031	$7,101	$8,443
Estimated unrealized gross losses	125	2,285	218
Estimated unrealized net gain	$15,906	$4,816	$8,225

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 2 years at September 30, 2002. Expected remaining maturities will differ from contractual maturities because obligations may be prepaid.

LOAN PORTFOLIO

				% Change Sept. 30, 2002 from
(in thousands)	Sept. 30 2002	Dec. 31, 2001	Sept. 30 2001	Dec. 31, 2001	Sept. 30 2001

Commercial(1)	$174,380	$177,745	$165,965	(2)%	5%
Residential real estate(2)	337,918	301,338	316,895	12	7
Commercial mortgage	350,125	323,643	316,157	8	11
Real estate construction	103,082	85,138	91,959	21	12
Consumer installment	268,287	274,361	287,973	(2)	(7)

Total loans (net of unearned income, including net deferred loan fees, of $531, $(30) and $(26))	$1,233,792	$1,162,225	$1,178,949	6%	5%

(1)          Includes agricultural loans (loans to finance agricultural production) of $316 thousand, $507 thousand and $431 thousand at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

(2)          Includes agricultural loans that are secured by real estate of $6,529 thousand, $5,902 thousand and $5,750 thousand at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

The table on the next page presents comparative data for nonaccrual loans and other assets. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The Bancorp anticipates changes in the amount of nonaccrual loans that result from increases in loans outstanding, changes in borrower’s circumstances or from resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower’s management.

NONACCRUAL LOANS AND OTHER REAL ESTATE OWNED

(in thousands)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Nonaccrual loans:
Commercial	$1,422	$1,279	$1,472
Residential real estate	127	—	—
Commercial mortgage	474	—	127
Real estate construction	71	—	40
Consumer installment	238	—	—
Total nonaccrual loans	2,332	1,279	1,639
As a percentage of total loans	0.19%	0.11%	0.14%

Other real estate owned	323	638	667
Total nonaccrual loans and other real estate owned	$2,655	$1,917	$2,306
As a percentage of total assets	0.13%	0.10%	0.12%
Loans past due 90 days as to interest or principal	$1,561	$2,819	$1,371

Loans are placed on nonaccrual status when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal, or a specific loan meets the criteria for nonaccrual status established by regulatory authorities. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. No interest is taken into income on nonaccrual loans until such time the borrower demonstrates sustained performance over a period of time in accordance with contractual terms and is removed from nonaccrual status.

Other real estate owned includes real estate acquired by foreclosure (in partial or complete satisfaction of debt), or otherwise surrendered by the borrower to Bancorp’s possession. Other real estate owned is recorded at the lower of cost or fair value on the date of acquisition or transfer from loans. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequent to transfer, these assets are adjusted through a valuation allowance to the lower of the net carrying value or the fair value (net of estimated selling expenses) based on periodic appraisals

Loans contractually past due 90 days or more as to interest or principal, but not included in nonaccrual loans are both well-secured and in the process of collection.

ALLOWANCE FOR CREDIT LOSSES

	Quarter ended September 30,		Nine months ended September 30,
(in thousands)	2002	2001	2002	2001

Balance, beginning of period	$13,999	$14,350	$13,947	$13,232

Provision for credit losses	350	430	1,325	3,060

Loan charge-offs:
Commercial	—	128	110	243
Residential mortgage	19	32	73	175
Commercial mortgage	4	—	13	13
Real estate construction	—	—	—	—
Consumer installment	914	1,134	3,035	3,722
Total loan charge-offs	937	1,294	3,231	4,153

Loan recoveries:
Commercial	116	25	307	131
Residential mortgage	6	—	9	2
Commercial mortgage	1	3	2	3
Real estate construction	—	—	—	—
Consumer installment	520	704	1,696	1,943
Total loan recoveries	643	732	2,014	2,079
Total net loan charge-offs	294	562	1,217	2,074

Balance, end of period	$14,055	$14,218	$14,055	$14,218

Total net loan charge-offs as a percentage of average total loans (annualized)	0.10%	0.19%	0.10%	0.18%
Allowance as a percentage of total loans	1.14%	1.21%	1.14%	1.21%

The Bancorp considers the allowance for loan losses of $14.1 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at September 30, 2002. During the quarter a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The aggregate balance of individual risk-rated loans increased by $29.5 million from the second quarter of 2002 to the third quarter of 2002, primarily due to growth in the commercial and commercial real estate loan portfolios. This required approximately $300 thousand of additional reserves from quarter to quarter. Additionally, the qualitative factor for current economic conditions was increased due to national events such as the uncertainty of war, moderate corporate earnings and declining consumer confidence. This required approximately $600 thousand in additional assigned reserves. The effects of these additional reserves on the allowance for credit losses reduced the unallocated portion of the reserve to $1.2 million at September 30, 2002.

DEPOSITS

The following table shows comparative detail of deposits.

(in thousands)	September 30, 2002	December, 31 2001	September 30, 2001

Noninterest-bearing checking	$266,722	$234,459	$214,933
Interest-bearing checking	212,126	200,430	192,545
Money market savings	261,092	296,687	259,596
Savings	212,913	153,744	181,220
Certificates of deposit	608,065	630,748	641,298

Total deposits	$1,560,918	$1,516,068	$1,489,592

CAPITAL ADEQUACY/RATIOS

The Bancorp and its subsidiary bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

	Actual		For capital adequacy purposes				To be well capitalized under the FDICIA prompt corrective action provisions
(in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of September 30, 2002:
Total capital (to risk-weighted assets)
F&M Bancorp	$185	13.12%	$	≥112	≥8.00%		$	≥141	≥10.00%
Farmers & Mechanics Bank	$178	12.69	$	≥112	≥8.00		$	≥140	≥10.00

Tier 1 capital (to risk-weighted assets)
F&M Bancorp	$170	12.12%	$	≥56	≥4.00%		$	≥84	≥6.00%
Farmers & Mechanics Bank	$164	11.69	$	≥56	≥4.00		$	≥84	≥6.00

Tier 1 capital (to average assets) (Leverage ratio)
F&M Bancorp	$170	8.80%	$	≥77	≥4.00	%(1)	$	≥97	≥5.00%
Farmers & Mechanics Bank	$164	8.55	$	≥77	≥4.00	(1)	$	≥96	≥5.00

(1)          The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Through the normal course of operations, the Bancorp has entered into certain contractual obligations and commitments. Such obligations generally relate to the funding of operations as well as leases for premises and equipment. As a financial services provider, the Bancorp routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. While contractual obligations represent future cash requirements of the Bancorp, a portion of commitments to extend credit are likely to expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made in the regular course of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial results of operations and financial position require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the period presented, and actual results could differ from our estimates.  The critical accounting estimates, which are both important to the portrayal of our financial condition and which require complex, subjective judgments, are accrued restructuring costs, determination of the allowance for loan losses, the classification and carrying value of investments, the recognition of deferred tax assets; these areas are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management comprises the evaluation, monitoring, and management of the Bancorp’s interest rate risk, market risk and liquidity and funding. The Asset/Liability Management Committee (ALCO) maintains oversight of these risks. The Committee is comprised of senior financial and senior business executives.

INTEREST RATE RISK

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see “Market Risk and Asset/Liability Management” in the Bancorp’s 2001 Annual Report on Form 10-K.

Management believes that medium term (12-month horizon) interest rate risk is best measured by simulation modeling.  This analysis calculates expected net interest income based upon historical trends, spreads to market rates, historical market relationships, prepayment behavior and current and expected product offerings. As of September 30, 2002, the simulation analysis indicated that the Bancorp’s net interest income would tend to increase if rates were to rise over the next 12 months. For example, if rates were to rise 1.00% or 2.00% over the next 12 months, net interest income would increase by 1.5% and 1.7%, respectively. Conversely, if rates were to decline over the next 12 months, net interest income would decline by 1.3% and 4.1%, respectively. The principal source of net interest income risk in a falling rate scenario is that certain short-term market rates and a majority of the Bank’s deposit rates are below 2.0%. Therefore, these rates cannot decline below a floor rate of 0%.

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

LIQUIDITY AND FUNDING

The objective of effective liquidity management is to ensure that the Bancorp can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, ALCO establishes and monitors liquidity guidelines requiring sufficient asset based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding sources. The Bancorp manages liquidity at both the parent and subsidiary levels through active management of the balance sheet.

In addition to the immediately liquid resources of cash and due from banks and federal funds sold, asset liquidity is provided by the debt securities in the securities available for sale portfolio. Asset liquidity is further enhanced by the Bancorp’s ability to sell loans in secondary markets through whole-loan sales.

Core customer deposits have historically provided the Bancorp with a sizeable source of relatively stable and low-cost funds.

Long-term debt, and short-term borrowings (federal funds purchased and securities sold under repurchase agreements and other short-term borrowings) mostly provide the remaining funding of assets. The Bank also has extensive access to funds from its membership in the Federal Home Loan Bank of Atlanta.

CAPITAL MANAGEMENT

The Bancorp has an active program for managing shareholders’ equity. The objective of effective capital management is to produce long-term returns by opportunistically utilizing capital when returns are perceived to be high and issuing/accumulating capital when the costs of doing so is perceived to be low.

Uses of capital include investments for organic growth, acquisitions of banks and other financial services companies, dividends and share repurchases. During the first nine months of 2002, the Bancorp’s consolidated assets increased by $141 million, or 8%. During 2001, the Board of Directors authorized the repurchase of up to 500,000 shares of the Bancorp’s outstanding common stock. During the first nine months of 2002, the Bancorp repurchased 120.5 thousand shares of common stock for an aggregate of $3.5 million. At September 30, 2002, the total remaining common stock repurchase authority was approximately 201 thousand shares.

Sources of capital include retained earnings and common stock issuance. In the first nine months of 2002, total net income was $18.1 million and the change in retained earnings was $12.2 million after payment of $6.0 million in common stock dividends.

EVALUATION OF INTERNAL CONTROLS

Management is responsible for establishing and maintaining an internal control structure over financial reporting of the Bancorp that provides reasonable assurance to the Bancorp’s management and board of directors that (i) the Bancorp’s published financial statements are prepared in conformity with generally accepted accounting principles and (ii) adequate policies are in effect to safeguard the Bancorp’s assets.

We have performed an evaluation of the effectiveness of the Bancorp’s internal control structure over financial reporting as of September 30, 2002. Based on this evaluation, the Bancorp maintained an effective internal control structure over financial reporting as of September 30, 2002 and the published financial statements are fairly stated, in all material respects. There were no significant deficiencies noted in the design or operation of internal controls which could adversely affect the Bancorp’s ability to record, process, summarize, and report financial data and therefore no material weaknesses were reported to the Bancorp’s auditors.

There have been no significant changes in internal controls or in other factors that could significantly affect internal control subsequent to September 30, 2002 or deficiencies for which corrective action would be required.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and from time to time in other reports and proxy statements we file with the SEC. Also, our senior management might make forward-looking statements orally to analysts, investors and others. Broadly speaking, forward-looking statements include:

•                  descriptions of plans or objectives of our management for future operations, products or services;

•                  descriptions of assumptions underlying or relating to critical accounting estimates and projections.

In this report, for example, we make forward-looking statements about:

•                  future credit losses and non-performing assets;

•                  future cash requirements relating to commitments to extend credit;

•                  future amortization expense;

•                  the impact of new accounting standards;

•                  and the impact of interest rate changes on our net interest income.

Forward-looking statements discuss matters that are not historical facts. These forward-looking statements may sometimes be identified by words such as “expect”, “may”. “looking forward”, “we plan”, “we believe”, “are planned”, “could be”, and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by us from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis” and –Asset/Liability and Market Risk Management”). Factors relating to regulation and supervision of the Bancorp are described in our Annual Report on Form 10-K for the year ended December 31, 2001.

Industry Factors

As a financial services company, our earnings are significantly affected by business and economic conditions.

Our earnings are impacted by business and economic conditions in the United States and the Maryland economic region. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the U.S. economy and Maryland economies in which we operate. Business and economic conditions that negatively impact household or business incomes could decrease demand for the Bancorp’s products and increase the number of customers who fail to pay their loans.

Our earnings are significantly affected by the fiscal and monetary polices of the federal government and its agencies.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies significantly impact our cost of funds for lending and investing and the return we earn on those loans and investments, both of which impact our net interest margin, and can materially affect the value of financial instruments we hold. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and hard to predict or anticipate.

The financial services industry is highly competitive.

We operate in a highly competitive industry which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation of banks. Banks, securities firms and insurance companies can now merge by creating a new type of financial services company called a “financial holding company”, which can offer virtually any type of financial service. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

The holding company and its subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect customers, federal deposit insurance funds and the banking system as a whole, not security holders. Changes to statutes, regulations and regulatory policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of non-banks to offer competing financial services and products. Also, our failure to comply with laws, regulations and policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Regulation and Supervision” section in our Annual Report on Form 10-K for the year ended December 31, 2001.

Company Factors

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards and the changing need of our customers. There is increasing pressure on financial service companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. Also, the wide-spread adoption of new technologies, including internet-based services, could require us to make substantial investments to modify or adapt our existing products and services.

The holding company relies on dividends from its subsidiaries for most of its revenues.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock. Various federal and state laws and regulations limit the amount of dividends that our bank and certain non-bank subsidiaries may pay to the holding company. For more information, refer to “Dividend Restrictions” in our Annual Report on Form 10-K as of December 31, 2001.

We have businesses other than banking.

We are a diversified financial services company. In addition to banking, we provide insurance, wealth management, and mortgages. Although we believe our diversity helps mitigate the impact to the Bancorp when downturns affect any one-business line, it also means that our earnings could be subject to different risks and uncertainties. We discuss some examples below.

Mortgage Banking. The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and gains on mortgage loans sold. A decline in mortgage rates might be expected to increase the demand for mortgages as borrowers refinance. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in our fee income.

Wealth Management. The impact of changes in the U.S. stock market on our wealth management business can be large. As much of our fee income is derived based on assets under management, the loss in value of those assets due to stock market declines can significantly reduce our fee income. Also, if market conditions are volatile many of our investors limit their mutual fund investments and in some cases withdraw their funds to invest in safer investment alternatives.

Legislative Risk

Our business model relies heavily on our ability to share information between the team of companies owned by F&M Bancorp to better satisfy our customers’ needs. Future laws that restrict our ability to share information about customers could negatively impact our revenue and profit.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:

•                  actual or anticipated variations in our quarterly operating results;

•                  recommendations by security analysts;

•                  operating and stock price performance of other companies that investors deem comparable to us:

•                  significant acquisitions or business combinations by or involving us or our competitors;

•                  news reports relating to trends, concerns and other issues in the financial services industry; and

•                  changes in government regulations.

General market fluctuations, industry factors and general economic trends, interest rate changes, or credit loss trends, also could cause our stock price to decrease regardless of our operating results.

PART II - Other Information

Item 6.        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.2 Unfunded deferred compensation plan for non-employee directors of F&M Bancorp as amended and restated effective October 15, 2002.  Filed as an exhibit hereto and incorporated herein by reference.

11. Computation of per share earnings: Filed as an exhibit hereto and incorporated herein by reference.

99.1 CEO Certification of corporate responsibility for financial reports. Filed as an exhibit hereto and incorporated herein by reference

99.2 CFO Certification of corporate responsibility for financial reports. Filed as an exhibit hereto and incorporated herein by reference

(b)           Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&M BANCORP

(Registrant)

November 12, 2002	/s/ Faye E. Cannon
Date	FAYE E. CANNON PRESIDENT AND CEO

November 12, 2002	/s/ Kaye A. Simmons
Date	KAYE A. SIMMONS CFO AND TREASURER

CERTIFICATION OF CORPORATE RESPONSIBILTY FOR FINANCIAL REPORTS

In connection with this Quarterly Report of F&M Bancorp (the “Bancorp”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Faye E. Cannon, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)              I have reviewed the Report;

2)              based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3)              based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Bancorp as of, and for, the periods presented in the Report;

4)              the Chief Financial Officer and I –

a)              are responsible for establishing and maintaining internal controls;

b)             have designed such internal controls to ensure that material information relating to the Bancorp and it’s consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the Report was being prepared;

c)              have evaluated the effectiveness of the Bancorp’s internal controls as of a date within 90 days prior the Report; and

d)             have presented in the Report our conclusions about the effectiveness of our internal controls based on our evaluation as of that date;

5)              the Chief Financial Officer and I have disclosed to the Bancorp’s auditors and the audit committee of the Board of directors –

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Bancorp’s ability to record, process, summarize, and report financial data and have identified for the Bancorp’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether material or not material, that involves management or other employees who have a significant role in the Bancorp’s internal controls; and

6)              the Chief Financial Officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FAYE E. CANNON
Faye E. Cannon
President and Chief Executive Officer
(principal executive officer)
F&M Bancorp
November 12, 2002

CERTIFICATION OF CORPORATE RESPONSIBILTY FOR FINANCIAL REPORTS

In connection with this Quarterly Report of F&M Bancorp (the “Bancorp”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kaye A. Simmons, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)              I have reviewed the Report;

2)              based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3)              based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Bancorp as of, and for, the periods presented in the Report;

4)              the Chief Executive Officer and I –

a)              are responsible for establishing and maintaining internal controls;

b)             have designed such internal controls to ensure that material information relating to the Bancorp and it’s consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the Report was being prepared;

c)              have evaluated the effectiveness of the Bancorp’s internal controls as of a date within 90 days prior the Report; and

d)             have presented in the Report our conclusions about the effectiveness of our internal controls based on our evaluation as of that date;

5)              the Chief Executive Officer and I have disclosed to the Bancorp’s auditors and the audit committee of the Board of directors –

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Bancorp’s ability to record, process, summarize, and report financial data and have identified for the Bancorp’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether material or not material, that involves management or other employees who have a significant role in the Bancorp’s internal controls; and

6)              the Chief Executive Officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KAYE A. SIMMONS
Kaye A. Simmons
Chief Financial Officer and Treasurer
(principal financial officer)
F&M Bancorp
November 12, 2002