Form 10-K
period 2002-12-31
F&M BANCORP
filed 2003-03-31
CIK 736473

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        At February 7, 2003, the aggregate market value of 10,293,200 shares of Common Stock outstanding and held by non-affiliates of Registrant was $307,252,020.

FORM 10-K CROSS-REFERENCE INDEX

		Page(s)
		Form 10-K
PART I
Item 1.	Business
	Description of Business	3-72
	Statistical Disclosure:
	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential	21-23
	Investment Portfolio	26, 41-42, 47-48
	Loan Portfolio	26-27, 29-32, 42-43, 48-51
	Summary of Loan Loss Experience	14-15, 29-32, 42-43, 48-51
	Deposits	27
	Return on Equity and Assets	13-14
	Short-Term Borrowings	54
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37-72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	76
PART III
Item 10.	Directors and Executive Officers of the Registrant	77-78
Item 11.	Executive Compensation	79-82
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions	84
Item 14.	Controls and Procedures	84
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	84
SIGNATURES		87-88

Part I

Item 1. Business

General

        F&M Bancorp ("Bancorp") is a diversified financial services company headquartered in Frederick, Maryland that is organized under the laws of the State of Maryland and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (BHC Act). Based on assets at December 31, 2002, it was the fourth largest bank holding company headquartered in Maryland. In this report, F&M Bancorp and Subsidiaries (consolidated) is referred to as the Bancorp and F&M Bancorp alone is referred to as the Parent. The Bancorp derives substantially all of its income from operation of its wholly owned subsidiary, Farmers & Mechanics Bank ("the Bank").

        The Parent's subsidiary engages in banking and a variety of related financial services businesses. Retail banking, commercial banking, mortgage banking, and trust and investment management services are provided through the Bank primarily in Maryland. Commercial and consumer insurance services are provided by the Bank's insurance agencies, Keller Stonebraker Insurance, Inc. and Potomac Basin Group Associates, Inc., primarily in Maryland, Washington D.C., and West Virginia. The Bank, through a strategic alliance with Raymond James Financial Services, provides securities brokerage services.

        On December 31, 2002, the Bancorp had consolidated assets of $2.095 billion, total loans of $1.305 billion, total deposits of $1.595 billion, and total shareholders' equity of $184 million. The principal executive offices of Bancorp are located at 110 Thomas Johnson Drive, Frederick, Maryland 21702 and its telephone number is (888) 694-4170. The Bancorp had 708 full-time equivalent team members at December 31, 2002.

        On March 13, 2003 the Bancorp announced plans to be acquired by Mercantile Bankshares Corporation (Mercantile), with assets in excess of $10 billion, is a multi bank holding company headquartered in Baltimore Maryland. It has 16 banking affiliates in Maryland, one banking affiliate in Delaware and three in Virginia. The merger, which is subject to regulatory and F&M Bancorp Shareholder approval, is expected to be completed by the end of 2003.

        The aggregate amount of consideration that Mercantile will pay in the merger has been fixed at approximately $123.5 million is cash and approximately 10.3 million shares of its common stock. These fixed pools of consideration were determined based on: (i) an aggregate of 10,740,357 shares of F&M Bancorp common stock outstanding as of the date of the merger agreement, (ii) an agreed upon purchase price of $46 per share, (iii) an exchange ratio of 1.2831 based on an agreed upon value of the Mercantile common stock of $35.85 (the average of the closing sales price on the NASDAQ National Market System during the ten consecutive trading-day period ended on the day prior to the date of the Merger agreement), and (iv) an agreement to fix 75% of such aggregate consideration in the form Mercantile common stock and 25% in cash. These pools would increase only in the event of the exercise of outstanding options to purchase shares of F&M Bancorp common stock between March 13, 2003 and the effective time of the merger. If all of such outstanding options were exercised, the aggregate amount of consideration payable in the merger would increase to approximately $130.7 million and approximately 10.9 million shares.

        Under the terms of the merger agreement, each share of F&M Bancorp common stock will be converted to either (i) an amount in cash or (ii) an equivalent value of shares in Mercantile common stock. The value of the cash or Mercantile common stock the an F&M Bancorp shareholder will receive for each share of F&M Bancorp common stock owned by it will be determined as of the ten consecutive trading-day period ending on the third calendar day immediately prior to the effective time of the merger, in accordance with a formula (including to calculation of a new exchange ratio) based on the average of the closing sales price of the Mercantile common stock on the NASDAQ National Market System during such ten day period. Thus, while the value of the cash or Mercantile common stock that an F&M Bancorp shareholder will receive for each share of F&M Bancorp common stock owned by it will be equal as of the calculation date, such value may be more or less than $46 per share depending upon whether or not the average closing price of the Mercantile common stock during such ten day period is more of less than $35.85.

        Each F&M Bancorp shareholder may elect to receive all cash, all Mercantile common stock, or any mixture of Mercantile common stock and cash in exchange for the total number of shares of F&M Bancorp common stock held by such stockholder. The Fixed pools of cash and stock consideration will be allocated among the F&M Bancorp stockholders in accordance with their individual election; provided, however, that to the extent there is an oversubscription for either the cash or the stock pool, the stockholders electing the oversubscribed consideration will be reduced on a pro rata basis as to the amount of such oversubscribed consideration they will be entitled to receive, and will receive an amount of the pool of consideration equivalent in value to the amount of such pro reduction.

        On November 20, 2001, Bancorp through the Bank, sold assets and liabilities associated with the Fairfield and Gettysburg, Pennsylvania branch offices to Adams County National Bank. Under the terms of the agreement, Adams County National Bank assumed responsibility for services related to checking, savings, and certificates of deposit products totaling $24.5 million and purchased the branch office and real estate located at 20 East Main Street, Fairfield, PA. Adams County National Bank also assumed the lease for the Middle St. office in Gettysburg. In connection with this transaction, the Bancorp paid cash in the aggregate amount of $23.3 million.

        On July 16, 2001, Bancorp dissolved Home Appraisals, Inc. and Founders Mortgage Co. Both businesses were acquired in previous acquisitions. The Bank has assumed the services rendered by these companies.

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

        On May 10, 2001, Bancorp consolidated C&F Insurance Agency into Potomac Basin Group Associates, Inc. ("PB"), Beltsville, MD., PB operates as an independent, wholly owned subsidiary of the Bank and is an independent insurance agency specializing in corporate employee benefit plans through its offices in Beltsville and Ellicott City, MD.

        On April 26, 2001, Bancorp dissolved TBT Title VIII, Inc., Central Maryland Service Corp., CLC Associates, Inc. Family Home Insurance Agency, Inc. and Keystone General Partnership. These businesses were inactive companies that were acquired in previous acquisitions. The Bank and its affiliates have assumed any services rendered by these companies.

History and Growth

F&M Bancorp

        F&M Bancorp was formed as a bank holding company in 1983 to provide the flexibility to expand its markets through multiple bank subsidiaries across different geographic areas. The Bancorp expands its business, in part, by acquiring banking institutions and other companies engaged in activities that are financial in nature. The Bancorp continues to explore opportunities to acquire banking institutions and other financial services companies. Discussions are periodically carried on related to possible acquisitions. The Bancorp cannot predict whether, or on what terms, such discussions will result in future acquisitions. As a matter of policy, the Bancorp generally does not comment on such discussions or possible acquisitions until a definitive acquisition agreement has been signed.

Farmers & Mechanics Bank

        Farmers & Mechanics Bank was incorporated in 1865 as a national banking association under the laws of the United States, and is the successor to Maryland state chartered banking institutions dating from 1817. In 1915, the Bank acquired trust powers. Effective April 1, 2001, Farmers & Mechanics Bank commenced operations as a Maryland state-chartered bank. Effective June 1, 2001, Home Federal Savings Bank began operating as a division of Farmers & Mechanics Bank. The Bank, the deposits of which are insured by the Federal Deposit Insurance Corporation, conducts general banking and trust company business through 48 full-service offices and 81 automated teller machines located in Frederick, Carroll, Montgomery, Baltimore, Howard, Washington and Allegany counties, in Maryland. The Bank also operates the East Coast's first full-service mobile unit, Express Bank, and delivers electronic services throughout its market with personal and business PC internet banking access and with its 24-hour telephone banking service, ExpressLine.

Competition

        The financial services industry is highly competitive. The Bancorp's subsidiaries compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies and money market and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of fewer regulatory constraints and some have lower cost structures.

        Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Acquisitions of this type could significantly change the competitive environment in which the Bancorp operates. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

        Bancorp competes successfully in its marketplace by effectively focusing its business energy and resources on meeting the specific needs of its customers with a level of sales, service and support intended to foster long-term relationships. Additionally, Bancorp has been able to expand its presence throughout the Maryland market to better serve clients who demand a statewide presence.

Regulation and Supervision

        The following discussion, together with Notes 3 (Cash, Loan and Dividend Restrictions) and Note 19 (Risk-Based Capital) to Financial Statements, sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Bancorp. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Bancorp, including changes in interpretation or implementation thereof, could have a material effect on the Bancorp's business.

        Applicable laws and regulations could restrict the Bancorp's ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on the Bancorp's capital stock. They could also require the Bancorp to provide financial support to one or more of its subsidiaries, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of general deterioration in the financial condition of depository institutions.

General

Parent Bank Holding Company

        As a bank holding company, the Bancorp is subject to regulation under the BHC Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB).

Subsidiary Bank

        The Bank is subject to supervision and regulation by the State of Maryland, the FRB, and the Federal Deposit Insurance Corporation ("FDIC") as of December 31, 2002. On December 14, 2000 the Bank made application with the Maryland State Commissioner of Financial Regulation to become a state-chartered Bank. Approval from the Commissioner occurred and was effective April 1, 2001. This made the Bank subject to supervision by the State of Maryland with the FRB serving as the primary regulator.

Nonbank Subsidiaries

        The Bank's insurance subsidiaries are subject to regulation by Maryland's state insurance regulatory agency. The Bank's brokerage activities are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. and state securities regulators.

Parent Bank Holding Company Activities

        The BHC Act restricts the business activities and acquisitions that may be engaged in or made by Bancorp. Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of the voting shares of any company which is not a bank, bank holding company or savings association and from engaging in any business other than that of banking or of managing or controlling banks, or of furnishing services to, or performing services for, its affiliated banks. The Act and regulations thereunder require prior approval of the FRB of the acquisition by Bancorp of more than 5% of any class of the voting shares of any additional bank, bank holding company or savings association. After prior approval or notice, Bancorp may acquire other banks, bank holding companies and savings associations and engage directly or indirectly in certain activities closely related to banking. Bancorp must give prior notice of certain purchases or redemptions of its outstanding equity securities. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, sale of property, or furnishing of services.

        The FRB may issue cease and desist orders against bank holding companies and nonbank subsidiaries to stop actions believed to present a serious threat to the Bank. The FRB also regulates certain debt obligations of bank holding companies.

Bank Regulations

        The Bank is subject to supervision and regulation by the State of Maryland, the FRB, and the Federal Deposit Insurance Corporation ("FDIC") as of December 31, 2002. On December 14, 2000 the Bank made application with the Maryland State Commissioner of Financial Regulation to become a state-chartered Bank. Approval from the Commissioner occurred and was effective April 1, 2001. This made the Bank subject to supervision by the State of Maryland with the FRB serving as the primary regulator. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies and other aspects of operations are subject to regulation by the appropriate Federal supervisory authorities and the applicable banking laws of the State of Maryland. The Bank may establish branch-banking offices and engage in certain corporate activities without geographic limitation in the state of Maryland without prior approval. Mergers of the Bank with any other bank would require approval of, and involve review by, various governmental agencies.

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

        The Bank is subject to restrictions under federal law which limit the transfer of funds or other items of value from the Bank to the Parent and its nonbank subsidiaries (including affiliates) in so called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from the Bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by the Bank with a single affiliate are limited to 10% of the Bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the Bank's capital and surplus. A bank's transactions with its nonbank affiliates are also generally required to be on arm's length terms.

Source of Strength

        Under FRB policy, Bancorp is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when, absent of such FRB policy, Bancorp may not be inclined to provide it. Capital loans by the Parent to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority in payment.

Depositor Preference

        The Federal Deposit Insurance Act (FDI Act) provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Parent, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions

        The Bank is insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred by, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, and for any assistance provided by the FDIC to an FDIC-insured institution that is in danger of default and that is controlled by the same bank holding company. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Liability for the losses of commonly controlled depository institutions can lead to the failure of some or all depository institutions in a holding company structure, if the remaining institutions are unable to pay the liability assessed by the FDIC. Any obligation or liability owed by a subsidiary bank to its parent company is subordinate to the subsidiary bank's cross-guarantee liability for losses of commonly controlled depository institutions.

Dividend Restrictions

        The Parent is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common stock is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent's subsidiary bank and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent's subsidiary bank, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements.

        Federal bank regulatory agencies have the authority to prohibit the Parent's bank subsidiary from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank, could be deemed an unsafe or unsound practice. The ability of the Parent's subsidiary bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

Capital Requirements

        The Parent is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB on depository institutions under their jurisdiction. For information about these capital requirements and guidelines, see Note 19 (Risk-Based Capital) to Financial Statements.

        The FRB may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the FRB considers a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

        Capital adequacy guidelines also provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. The guidelines explicitly provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor to be considered in evaluating capital adequacy.

        In December 2001, the Basel Committee on Banking Supervision updated the status of the revised draft Basel Capital Accord issued earlier in 2001. The Basel Committee continues to evaluate certain aspects of the draft Accord and expects to issue a new consultative package in the near future. The draft Basel Accord incorporates three pillars that address (a) minimum capital requirements, (b) supervisory review, which relates to an institution's capital adequacy and internal assessment process, and (c) market discipline, through effective disclosure to encourage safe and sound banking practices. Embodied within these pillars are aspects of risk assessment that relate to credit risk, interest rate risk, operational risk, among others, and certain proposed approaches by the Basel Committee to complete such assessments may be considered complex. The Bancorp continues to monitor the status of the Basel Accord, with required implementation of the new framework not anticipated prior to 2005.

        From time to time, the FRB and the Federal Financial Institutions Examination Council (FFIEC) propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals and interpretations could, if implemented in the future, affect the Bancorp's reported capital ratios and net risk-adjusted assets.

        As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet these standards.

        The FDI Act requires federal bank regulatory agencies to take "prompt corrective action" when a FDIC-insured institution does not meet minimum capital requirements. A depository institution's treatment for purposes of prompt corrective action provisions will depend upon how its capital level compares to various capital measures and certain other factors, as established by regulation.

Deposit Insurance Assessments

        Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Parent's depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

        The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF assessment rate for the Parent's depository institution is currently zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on the Parent's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound banking practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Parent's subsidiary depository institution could have a material adverse effect on the Parent's earnings.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.8 cents per $100 of BIF-assessable deposits in 2002. The FDIC established the FICO assessment rate effective for the first quarter of 2003 at approximately 1.7 cents annually per $100 of BIF-assessable deposits.

Fiscal and Monetary Policies

        The Bancorp's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bancorp is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rate of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Bancorp's business, results of operations and financial condition.

Privacy Provisions of Gramm-Leach-Bliley Act

        Federal banking regulators, as required under Gramm-Leach-Bliley Act (the GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Future Legislation

        Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress, in the states' legislatures, and before the various bank regulatory agencies. This legislation may change banking statutes and the operating environment of the Bancorp in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Bancorp cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Bancorp's business, results of operations or financial condition.

Item 2. Properties

        The following describes the location and general character of the principal offices and other materially important physical properties of Bancorp and its subsidiaries.

        The Bank owns a fee simple interest in its principal executive offices and main banking facility, totaling approximately 115,000 square feet, located at 110 Thomas Johnson Drive, Frederick, MD. The Bank also owns a fee simple interest in the principal executive office and main banking facility of its Home Federal division, with approximately 39,000 square feet, located at 122-128 West Washington Street, Hagerstown, MD. Keller Stonebraker leases approximately 8,000 square feet for its headquarters office located at 1120 Professional Court, Hagerstown, MD, from a partnership in which Keller Stonebraker's executive officers hold a 30% limited partnership interest. The Bancorp acquired in its merger with Monocacy Bancshares, Inc., a fee simple interest in the 43,500 square foot headquarters building of Taneytown Bank & Trust Company located at 222 East Baltimore Street, Taneytown, MD. Out of a total of 48 full-service branch offices of the Bank at December 31, 2002, 27 were owned and 21 were leased.

        For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 6 (Premises, Equipment and Lease Commitments) to Financial Statements.

Item 3. Legal Proceedings

In the normal course of business, the Bancorp is at all times subject to numerous pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or shareholders' equity of the Bancorp. The Bancorp is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The principal market on which F&M Bancorp Common Stock is traded is The NASDAQ Stock Market. Stock price and dividend information is provided below. Shareholders received quarterly cash dividends totaling $12,374,000 in 2002 and $11,977,000 in 2001. Since 1997, dividends per share have risen at a compound annual growth rate of 7.8%.

        The ratio of dividends per share to basic earnings per share was 49.6% in 2002 compared to 56.5% for 2001. The Board of Directors establishes the dividend amount each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.

        Bancorp has a stock repurchase program that permits the purchase of up to 500,000 shares of its outstanding common stock. Repurchases are made in connection with shares expected to be issued under Bancorp's dividend reinvestment, stock option, and benefit plans, as well as for other corporate purposes. Shares repurchased under this program totaled 181,675 in 2002 and 178,400 in 2001.

Stock Price and Dividends

	2002				2001
	High	Low	Close	Dividend	High	Low	Close	Dividend
1st quarter	$28.85	$25.05	$26.99	$0.28	$27.06	$19.75	$26.88	$0.27
2nd quarter	35.66	26.20	35.28	0.28	29.99	24.50	29.80	0.27
3rd quarter	35.27	26.39	31.60	0.28	29.59	21.90	26.20	0.27
4th quarter	35.00	30.75	32.00	0.28	28.00	23.70	25.45	0.27

Item 6. Selected Financial Data

Table 1:    Five-Year Summary of Selected Financial Data

	Year ended December 31,
(in thousands, except per share data)	2002	2001	2000	1999	1998
INCOME STATEMENT
Interest income	$112,162	$122,460	$126,178	$113,798	$111,020
Interest expense	36,514	54,346	61,142	52,041	50,627
Provision for credit losses	1,325	3,681	3,236	1,295	3,056
Noninterest income	31,213	30,712	28,627	24,988	26,289
Noninterest expense	69,247	65,040	62,632	67,208	63,393
Net income	24,459	21,121	19,324	13,063	14,633
Earnings per common share	$2.26	$1.93	$1.76	$1.19	$1.34
Diluted earnings per common share	2.25	1.92	1.75	1.18	1.33
Cash dividend paid	1.12	1.09	1.08	0.97	0.92
Book value per common share	17.17	15.41	14.35	13.07	13.58
BALANCE SHEET (at year-end)
Investment securities	$618,452	$546,522	$426,192	$417,361	$435,608
Loans	1,305,348	1,162,225	1,220,130	1,114,734	991,756
Allowance for credit losses	(13,668)	(13,947)	(13,232)	(13,068)	(14,241)
Assets	2,094,986	1,881,434	1,795,244	1,719,334	1,620,490
Deposits	1,595,139	1,516,068	1,364,032	1,314,073	1,285,261
Short-term borrowings	219,060	117,545	238,071	142,266	76,203
Long-term debt	78,023	63,444	15,790	100,578	94,246
Shareholders' equity	184,256	167,425	158,036	143,820	148,187
KEY PROFITABILITY RATIOS (%)
Return on average assets	1.27	1.18	1.11	0.80	0.96
Return on average shareholders' equity	13.82	12.65	12.98	8.80	10.02
Efficiency ratio(1)	63.03	63.19	64.73	74.60	70.96
Dividend payout ratio(2)	49.6	56.5	61.7	81.5	68.7

(1)
The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(2)
Reflects the percentage relationship of cash dividends paid to basic earnings per share.

Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations

Overview

        F&M Bancorp is the registered bank holding company for Farmers & Mechanics Bank (the "Bank"), headquartered in Frederick, Maryland. The Bancorp is a $2.1 billion diversified financial services company providing banking, insurance, wealth management, and mortgage banking through banking branches, the internet and other distribution channels to consumers and commercial businesses. The Bank operates 48 community offices in Frederick, Howard, Baltimore, Montgomery, Washington, Carroll and Alleghany Counties in Maryland, together with two insurance agencies. In this Annual Report, F&M Bancorp and Subsidiaries (consolidated) is referred to as the Bancorp and F&M Bancorp alone is referred to as the Parent.

        Certain amounts in the financial review for prior years have been reclassified to conform with the current financial statement presentation.

        Net income for 2002 reached a record $24.5 million, compared with $21.1 million in 2001. Diluted earnings per common share reached a record $2.25 per share, compared with $1.92 in 2001. The increases in net income and earnings per share were due to strong growth in business revenue and controlled expense growth.

        Return on average assets (ROA) was 1.27% and return on average equity (ROE) was 13.82% in 2002, compared with 1.18% and 12.65%, respectively, in 2001.

        Net interest income on a taxable-equivalent basis was $78.7 million in 2002, compared with $71.3 million a year ago. The Bancorp's net interest margin was 4.32% for 2002, compared with 4.22% in 2001.

        Noninterest income totaled $31.2 million in 2002, compared with $30.7 million in 2001. The growth in income was due to increases in mortgage banking income, insurance revenues and service charges on deposits.

        Revenue, the total of net interest income and noninterest income increased from $98.8 million to $106.9 million or 8%.

        Noninterest expense totaled $69.2 million in 2002, compared with $65.0 million in 2001, an increase of 6%. The increase was primarily due to an increase in salaries and incentive compensation resulting from team-based compensation and sales programs tied directly to the Bancorp's revenue and overall profitability performance. Expense growth also included the effect of additional advertising and promotions costs to support research projects in conjunction with ongoing strategic initiatives.

        The provision for credit losses was $1.3 million in 2002, compared with $3.7 million in 2001. During 2002, net charge-offs were $1.6 million, or .13% of average loans outstanding, compared with $3.0 million, or .25%, during 2001. Foreclosed assets were $414 thousand at December 31, 2002, compared with $638 thousand at December 31, 2001.

        At December 31, 2002, the ratio of shareholders' equity to total assets was 8.80%, compared with 8.90% at December 31, 2001. The Bancorp's total risk-based capital (RBC) ratio at December 31, 2002 was 12.67% and its Tier 1 RBC ratio was 11.74%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively for bank holding companies. The Bancorp's ratios at December 31, 2001 were 13.30% and 12.24%, respectively. The Bancorp's leverage ratio was 8.55% at December 31, 2002 and 8.71% at December 31, 2001, exceeding the minimum regulatory guideline of 4% for bank holding companies.

Critical Accounting Policies

Reserve for Credit Losses

        The Bancorp has an established process to determine the adequacy of the allowance for credit losses which assesses the risk inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Bancorp combines estimates of the allowance needed for loans analyzed individually (including impaired loans subject to Statement of Financial Accounting Standards No. 114 (SFAS No. 114), Accounting by Creditors for Impairment of a Loan) and loans analyzed on a pool basis.

        The determination of the allocated allowance for portfolios of larger commercial and commercial real estate loans involves a review of individual higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss indicators, and in some cases, strategies for resolving problem credits. These considerations are supplemented by the application of loss factors delineated by individual loan grade to the existing distribution of risk exposures, which provides an assessment of inherent losses across the entire wholesale lending portfolio segment which respond to shifts in portfolio risk indicators. The loss factors used for this analysis have been derived from tracking historical loss experience by asset loan grade over a 5-year period. The loan loss allocations arrived at through this factor methodology are adjusted by management's judgement concerning the effect of recent economic events on portfolio performance.

        In the case of most homogeneous portfolios, such as consumer loans, residential mortgage loans, and some segments of small business lending, the determination of the allocated allowance is performed in the aggregate, or pooled, level. For such portfolios, the risk assessment process captures the net charge-offs experienced over the past year. The historic loss factors are then considered for either positive or negative adjustment by management to reflect the current risk inherent in the portfolios as of the date presented. These adjustments in the loss factors are tied to management's evaluation of a number of factors including: 1) changes in the trend of the volume and severity of past due, classified and non-accrual assets; 2) changes in the nature and volume of the portfolio; 3) changes in lending policies, underwriting standards, or collection practices; and 4) changes in the experience, ability, depth of lending management and staff.

        While coverage of one year's losses is often adequate (particularly for homogeneous pools of loans), the time period covered by the allowance may vary by portfolio, based on the Bancorp's best estimate of the inherent losses in the entire portfolio as of the evaluation date. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors; correspondingly, the relationship of the unallocated component to the total allowance for credit losses may fluctuate from period to period. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

        The Bancorp's determination of the level of the allowance and, correspondingly, the provision for credit losses rests upon various judgements and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Bancorp's ongoing examination process and that of its regulators. The Bancorp has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to the President and Chief Executive Officer, the Board of Directors and its Audit Committee. Such reviews also assist executive management in establishing the level of the allowance. The Bancorp is examined annually by the Federal Reserve Board and the State of Maryland, including specific segments of the loan portfolio.

        The Bancorp considers the allowance for credit losses of $13.7 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at December 31, 2002.

Valuation of Mortgage Servicing Rights

        The Bancorp recognizes as assets the right to service mortgage loans for others that were retained upon sales of loan originations. For purposes of evaluating and measuring impairment of mortgage servicing rights, the Bancorp stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Based upon current fair values, mortgage servicing rights are periodically assessed for impairment. Any such indicated impairment is recognized in income, during the period in which it occurs, in a mortgage servicing valuation account which is adjusted each subsequent period to reflect any increase or decrease in the indicated impairment. Mortgage servicing rights are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions.

        Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying mortgage loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the mortgage servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Bancorp monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. By adjusting the allowance, as necessary each quarter, the Bancorp mitigates its risk to material adverse changes in the value of the portfolio. See further discussion in Note 1 and Note 16 to Financial Statements.

Valuation of Identifiable Intangible Assets

        Identifiable intangible assets primarily consist of core deposit intangibles acquired in branch office acquisitions. Core deposit intangible assets represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in branch office acquisitions. These intangible assets are amortized on an accelerated basis over an original life of 10 to 15 years. The Bancorp reviews its intangible assets periodically for other-than-temporary impairment. If such impairment is indicated, impairment is recognized by accelerating the amortization of the asset to the extent that the carrying value exceeds the estimated fair value.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

        SFAS No. 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. SFAS No. 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles (GAAP); however, SFAS No. 141 establishes additional disclosure requirements for transactions occurring after the effective date.

        SFAS No. 142 eliminates the amortization of goodwill associated with business combinations completed after June 30, 2001. During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, goodwill amortization expense ceased and goodwill will be assessed for impairment at least annually at the reporting unit level by applying a fair-value-based test. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.

        These statements are effective for the Bancorp and have been adopted as of June 30, 2001. The adoption of these standards did not have a material impact on the Bancorp's financial position or results of operation. At December 31, 2002 and 2001, the Bancorp did not carry any goodwill on its balance sheet.

        In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Bancorp plans to adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

        In August 2001, the FASB issued Statement No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposed of by sale. SFAS No. 144 became effective January 1, 2002 and was required to be applied prospectively. Adoption of SFAS No. 144 did not have a material effect on the financial statements.

        In April 2002, the FASB issued Statement No. 145 (SFAS No. 145), Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), effective January 1, 2003, with early adoption encouraged. The Bancorp expects to adopt the requirements of SFAS No. 145 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

        In June 2002, the FASB issued Statement No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan rather than when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Bancorp will adopt the provisions of SFAS No. 146 for any restructuring activities, which may be initiated after December 31, 2002.

        In October 2002, the FASB issued Statement No. 147 (SFAS No. 147), Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions

of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for the Bancorp and has been adopted as of October 1, 2002. The adoption of this standard did not have a material impact on the Bancorp's financial position or results of operation.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45). The initial recognition and measurement provision of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to this date is unaffected by FIN 45. Disclosures concerning guarantees, including those required by FIN 45 as of December 31, 2002 have been made in Note 5 to Financial Statements.

        In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The Bancorp believes that the adoption of SFAS No. 148 will not have a material effect on its financial position or results of operations.

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

        Forward-looking statements discuss matters that are not historical facts. These forward-looking statements may sometimes be identified by words such as "expect", "may". "looking forward", "we plan", "we believe", "are planned", "could be", and "currently anticipate". Although we believe these statements, as well as other oral and written forward-looking statements made by us from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements.

        There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, "Financial Review—Balance Sheet Analysis" and "Asset/Liability and Market Risk Management"). Factors relating to regulation and supervision of the Bancorp are described elsewhere in this report for the year ended December 31, 2002. Any factor described in this report could by itself, or together with other factors, adversely affect our business, results of operations and/or financial condition.

Industry Factors

As a financial services company, our earnings are significantly affected by business and economic conditions.

        Our earnings are impacted by business and economic conditions in the United States and the Maryland economic region. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the U.S. economy and Maryland economies in which we operate. Business and economic conditions that negatively impact household or business incomes could decrease demand for the Bancorp's products and increase the number of customers who fail to pay their loans.

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

        We operate in a highly competitive industry, which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation of banks. Banks, securities firms and insurance companies can now merge by creating a new type of financial services company called a "financial holding company", which can offer virtually any type of financial service. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

        The holding company and its subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect customers, federal deposit insurance funds and the banking system as a whole, not security holders. Changes to statutes, regulations and regulatory policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of non-banks to offer competing financial services and products. Also, our failure to comply with laws, regulations and policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the "Regulation and Supervision" section in this report.

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

        The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company's common stock. Various federal and state laws and regulations limit the amount of dividends that our bank and certain non-bank subsidiaries may pay to the holding company. For more information, refer to Note 3 to Financial Statements in this report.

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

Mortgage Banking

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

Wealth Management

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

Legislative Risk

        Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress in the states' legislatures, and before the various bank regulatory agencies. This legislation may change banking statutes and the operating environment of the Bancorp in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Bancorp cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Bancorp's business, results of operations or financial condition.

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

Earnings Performance

Net Interest Income

        Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis was $78.7 million in 2002, compared with $71.3 million in 2001, an increase of 10%. This increase is primarily due to a 8% increase in earning assets and an improvement in the net interest margin by .10%.

        Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average effective yield on earning assets. For 2002, the net interest margin was 4.32%, compared with 4.22% in 2001. On average for the year 2002, the average cost of all funding sources declined at a slightly faster pace than earning asset yields, by approximately 30 basis points. Three factors account for the margin increase during the year: (a) a 27% growth in the investment securities portfolio, (b) an increase in lower cost core deposits, particularly noninterest-bearing demand deposits and (c) a faster decline in deposit and borrowing costs than in loan and investment yields as the general level of market rates declined throughout the year.

        Table 2 presents the individual components of net interest income and net interest margin. Table 3 allocates the changes in net interest income on a taxable-equivalent basis to changes in either average balances or average rates for both interest-earning assets and interest-bearing liabilities. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion to the percentage changes in average volume and average rate.

TABLE 2.    Average Balances, Yields and Rates Paid (Taxable-equivalent Basis)(1)

	2002			2001			2000
(in thousands)	Average balance	Interest	Average rate	Average balance	Interest	Average rate	Average balance	Interest	Average rate
Assets
Interest-earning assets:
Short-term funds	$9,919	$146	1.47%	$29,961	$1,223	4.08%	$15,072	$747	4.96%
Loans held for sale	15,601	731	4.69	17,552	1,270	7.24	11,285	867	7.68
Securities available for sale:(2) (4)
U.S. Treasury and federal agencies	58,560	2,562	4.38	104,322	6,091	5.84	186,105	12,369	6.65
U.S. State and political subdivisions	114,919	7,760	6.75	124,872	8,602	6.89	128,364	8,768	6.83
Mortgage-backed securities	387,322	18,682	4.82	219,519	13,081	5.96	62,581	5,449	8.71
Other securities	25,425	887	3.49	7,039	118	1.68	22,172	397	1.79

Total investment securities	586,226	29,891	5.10	455,752	27,892	6.12	399,222	26,983	6.76
Nonmarketable equity securities	6,933	379	5.47	11,029	519	4.71	8,474	346	4.08
Loans:(3) (4)
Commercial	162,715	10,654	6.55	144,153	12,005	8.33	168,598	15,814	9.38
Residential real estate	292,355	19,437	6.65	279,364	22,390	8.01	292,443	25,409	8.69
Commercial real estate	351,439	25,594	7.28	326,021	26,514	8.13	317,292	26,952	8.49
Real estate construction	103,420	5,952	5.76	98,929	7,313	7.39	87,364	7,510	8.60
Consumer installment	291,827	22,396	7.67	325,702	26,535	8.15	320,667	24,728	7.71

Total loans	1,201,756	84,033	6.99	1,174,169	94,757	8.07	1,186,364	100,413	8.46

Total interest-earning assets	1,820,435	115,180	6.33	1,688,463	125,661	7.44	1,620,417	129,356	7.98
Total noninterest-earning assets	103,580			107,795			119,218

Total assets	$1,924,015			$1,796,258			$1,739,635

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Checking	$203,898	987	0.48	$186,999	1,952	1.04	$191,544	3,118	1.63
Savings	207,543	2,378	1.15	177,318	3,283	1.85	184,854	4,146	2.24
Money market accounts	268,404	4,187	1.56	258,383	8,089	3.13	229,572	10,539	4.59
Certificates of deposit	608,255	23,930	3.93	611,898	34,051	5.56	526,823	28,376	5.39

Total interest-bearing deposits	1,288,100	31,482	2.44	1,234,598	47,375	3.84	1,132,793	46,179	4.08
Short-term borrowings	124,779	1,474	1.18	117,607	4,388	3.73	113,172	6,305	5.57
Long-term debt	72,982	3,558	4.88	49,717	2,583	5.20	137,844	8,658	6.28

Total interest-bearing liabilities	1,485,861	36,514	2.46	1,401,922	54,346	3.88	1,383,809	61,142	4.42
Noninterest-bearing liabilities:
Demand deposits	245,263			210,973			189,470
Other liabilities	15,916			16,412			17,522

Total noninterest-bearing liabilities	261,179			227,385			206,992
Shareholders' equity	176,975			166,951			148,834

Total liabilities and shareholders' equity	$1,924,015			$1,796,258			$1,739,635

Net interest income and net interest margin on a taxable-equivalent basis(4)		$78,666	4.32%		$71,315	4.22%		$68,214	4.21%

(1)
The average prime rate was 4.75%, 7.51% and 9.25% for the years ended December 31, 2002, 2001 and 2000, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.80%, 3.43% and 6.54% for the years ended December 31, 2002, 2001and 2000, respectively.
(2)
Yields are based on amortized cost balances computed on a settlement day basis.
(3)
Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(4)
Interest and yield on obligations of state and political subdivisions and tax-exempt loans are computed on a taxable equivalent basis using U.S. statutory tax rate of 35% for 2002 and 2001 and 34% for 2000.

TABLE 3.    Analysis of Changes in Net Interest Income

	Year ended December 31,
	2002 over 2001		2001 over 2000
(in thousands)	Volume	Rate	Volume	Rate
Increase (decrease) in net interest income:
Short-term funds	$(551)	$(526)	$627	$(151)
Loans held for sale	(129)	(410)	456	(53)
Securities available for sale:
U.S. Treasury and federal agencies	(2,246)	(1,283)	(4,918)	(1,360)
U.S. State and political subdivisions	(675)	(167)	(240)	74
Mortgage-backed securities	8,474	(2,873)	9,834	(2,202)
Other securities	544	225	(255)	(24)
Nonmarketable equity securities	(214)	74	115	58
Loans:
Commercial	1,422	(2,773)	(2,148)	(1,661)
Residential real estate	1,003	(3,956)	(1,104)	(1,915)
Commercial real estate	1,975	(2,895)	729	(1,167)
Real estate construction	319	(1,680)	926	(1,123)
Consumer installment	(2,657)	(1,482)	393	1,414

Total increase (decrease) in interest income	7,265	(17,746)	4,415	(8,110)

Increase (decrease) in interest expense:
Deposits:
Checking	163	(1,128)	(72)	(1,094)
Savings	494	(1,399)	(163)	(700)
Money market accounts	302	(4,204)	1,204	(3,654)
Certificates of deposit	(202)	(9,919)	4,708	967
Short-term borrowings	253	(3,167)	238	(2,155)
Long-term debt	1,143	(168)	(4,782)	(1,293)

Total increase (decrease) in interest expense	2,153	(19,985)	1,133	(7,929)

Increase (decrease) in net interest income on a taxable-equivalent basis	$5,112	$2,239	$3,282	$(181)

Noninterest Income

        Table 4 shows the major components of noninterest income. Service charges on deposit accounts increased in line with the growth in core consumer deposit balances, account activity fees and fee increases on overdrafts.

        Fee income in the trust and brokerage business lines declined 17% from the prior year. Trust revenues in 2002 were impacted by a net reduction in fee income to refund certain trust clients for a billing error that resulted in overcharges to those accounts. Without this fee reduction, trust and brokerage fee income would have only declined about 9% from the prior year. The Bancorp managed or maintained personal trust, employee benefit trust and agency assets of approximately $297 million and $347 million at December 31, 2002 and 2001, respectively. The reduction in assets under management is largely attributable to the decline in the stock market during 2002. Mutual fund and annuity sales increased 9% over the previous year, due to a moderate increase in investor interest in returning to the stock market.

        Other fees declined 2% from the prior year primarily due to the receipt of $525 thousand death benefit on bank-owned life insurance in 2001. Excluding this benefit, total other fees would have increased 7% from the prior year. Cash network fees increased 11% from the prior year primarily due to increased customer acceptance and usage of the Bancorp's debit card.

TABLE 4.    Analysis of Changes in Noninterest Income

	Year ended December 31,			% Change
(in thousands)	2002	2001	2000	2002-2001	2001-2000
Service charges on deposit accounts	$9,224	$8,370	$7,905	10%	6%
Trust and investment fees:
Asset management and custody fees	1,915	2,616	2,606	(27)	—
Mutual fund and annuity sales fees	1,026	938	1,284	9	(27)

Total trust and investment fees	2,941	3,554	3,890	(17)	(9)
Other fees:
Cash network fees	3,238	2,918	2,535	11	15
Charges and fees on loans	411	319	206	29	55
Bank-owned life insurance	621	1,033	928	(40)	11
All other fees	1,456	1,570	2,744	(7)	(43)

Total other fees	5,726	5,840	6,413	(2)	(9)
Mortgage banking fees:
Origination and other closing fees	1,358	655	319	107	105
Net gains on mortgage loan sales	2,408	2,684	1,310	(10)	105
Servicing fees, net of amortization	(7)	291	113	(102)	158

Total mortgage banking	3,759	3,630	1,742	2	108
Insurance	9,580	8,760	7,993	9	10
Net gains on securities sold	—	60	633	(100)	(91)
Net (losses) gains on sales of property	(17)	498	51	(103)	876

Total	$31,213	$30,712	$28,627	2%	7%

        The increase in mortgage banking fees was predominantly due to increased refinancing activity resulting from the decline in fixed-rate mortgage rates during 2002. The increase in origination and other closing fees was due to increased production volume. The decline in net gains on mortgage loan sales was due to a higher volume of production activity being held in the loan portfolio instead of sold into the secondary market.

        Insurance revenue increased 9% due to increased sales activities and increased pricing on the renewal of existing insurance policies. Team-based selling efforts between the insurance subsidiaries and the bank affiliates have brought a vast array of consumer and commercial insurance products to our community bank customer.

Noninterest Expense

        Table 5 shows the major components of noninterest expense. Salary expenses of $29.4 million for 2002 increased 3% from 2001 primarily due to normal merit increases. Salary expenses have been controlled through staff reductions associated with branch reconfigurations and sales as well as the elimination of redundant positions in support functions. Active full-time equivalent staff declined approximately 2% from the December 31, 2001 level.

        Incentive compensation increased to $3.6 million in 2002, a 86% increase over the same period last year. These increases are directly tied to the Bancorp's revenue and overall profitability performance as measured by our team-based compensation and sales programs.

        Employee benefit costs increased 5% over the prior year primarily due to higher medical claims experienced in the first half of 2002.

        Occupancy expenses decreased 5% from the prior year due to reconfiguration of our branch network. The Bancorp reevaluated its retail branch network and incurred expenses related to the consolidation and sale of several branches in the previous year. While costs were incurred at the time of consolidation, they have resulted in lower cost and more efficient delivery in the current year.

        Professional service expenses increased 36% over 2001. This increase is due to professional services relating to expanding and growing our businesses as well as the implementation of the Bancorp's new check imaging system.

        Advertising and promotion expenses increased 69% over the prior year to support sales growth and research initiatives in conjunction with ongoing strategic initiatives.

TABLE 5.    Analysis of Changes in Noninterest Expense

	Year ended December 31,			% Change
(in thousands)	2002	2001	2000	2002-2001	2001-2000
Salaries	$29,412	$28,564	$27,443	3%	4%
Incentive compensation	3,579	1,920	1,450	86	32
Employee benefits	6,278	5,974	5,525	5	8
Occupancy and equipment	9,880	10,441	10,101	(5)	3
Professional services	3,204	2,356	3,496	36	(32)
Telecommunications	1,312	1,534	1,839	(14)	(16)
Advertising and promotions	3,255	1,930	1,758	69	9
Computer software and maintenance	2,561	2,103	2,177	22	(3)
Stationary and office supplies	1,532	1,467	1,446	4	1
Intangible amortization	1,225	1,017	1,067	20	(5)
Postage	948	932	1,011	1	(7)
Other real estate owned	45	190	29	(76)	555
All other	6,016	6,612	5,290	(9)	25

Total	$69,247	$65,040	$62,632	6%	3%

Income Taxes

        Income tax expense increased by 32% to $11.8 million for 2002 from $9.0 million for 2001. This increase was primarily due to the 21% increase in pre-tax income earned in 2002. Tax expense varies with changes in the level of income before taxes, the amount of tax-exempt income realized, and the relationship of these changes to each other. Also, the amount of income tax expense differs from the amount computed at statutory rates primarily because the interest realized on state and municipal obligations and certain loans is tax-exempt.

        The effective tax rates, which is the provision for income taxes divided by income before taxes, were 32.6% for 2002 and 29.8% for 2001.

Balance Sheet Analysis

        A comparison between the year-end 2002 and 2001 balance sheets is presented below.

Securities Available for Sale

        The Bancorp holds both debt and marketable equity securities in its securities available for sale portfolio. Debt securities available for sale are primarily held for liquidity, interest rate risk management and yield enhancement purposes. Given these purposes, the portfolio is primarily comprised of very liquid, high quality debt securities. At December 31, 2002, the Bancorp held $618 million of securities available for sale, up from $547 million at December 31, 2001. The Bancorp had a net unrealized gain of $16 million at December 31, 2002 compared with a net unrealized gain of $5 million at December 31, 2001. The net unrealized gain increased $11 million from December 31, 2001 because of the favorable impact of lower interest rates on the value of debt securities held during 2002. The weighted average expected maturity of the debt securities portion of the securities available for sale portfolio was 2 years and 6 month at December 31, 2002. Since 64% of this portfolio is held in mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because the issuers of such securities may have the right to prepay obligations with or without penalty.

        In management's opinion, no securities presented any material risk characteristics at December 31, 2002. All obligations of state and political subdivisions were rated A or higher by either Moody's Investors Service or Standard and Poors and approximately 86% were rated AAA at December 31, 2002.

        See Note 4 to Financial Statements for securities available for sale by security type.

Loan Portfolio

        A comparative schedule of average loan balances is presented in Table 2; year-end balances are presented in Note 5 to Financial Statements.

        Loans averaged $1.202 billion in 2002, compared with $1.174 billion in 2001, an increase of 2%. Total loans at December 31, 2002 were $1.305 billion, compared with $1.162 billion at year-end 2001, an increase of 12%. Loan growth was driven by robust sales in commercial, commercial real estate and residential mortgage loans. The strong gains in these loan categories were partially offset by a 10% decline in consumer installment loans on average, primarily in the indirect automobile portfolio, attributable to the 0% financing programs offered by the auto manufactures' captive subsidiaries. Average loans held for sale decreased from $18 million to $16 million, as a greater proportion of the record origination volume was held in the Bancorp's loan portfolio rather than being sold to the secondary market.

        Table 6 presents the remaining contractual principal maturities of selected loan categories at December 31, 2002 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 2002, the Bancorp did not have loan concentrations that exceeded 10% of total loans.

TABLE 6.    Loan Maturities and Interest Sensitivity

	December 31, 2002
		Over one year through five years		Over five years			December 31,
(in thousands)	One year(1)	Fixed rate	Floating rate	Fixed rate	Floating rate	Total	2001	2000	1999	1998
Selected loan maturities:
Commercial	$64,937	$67,596	$15,788	$15,871	$10,783	$174,975	$177,745	$184,071	$174,150	$142,836
Real estate construction	66,045	22,250	13,933	1,320	1,499	105,047	85,138	80,632	67,452	73,934

Total selected loan maturities	130,982	89,846	29,721	17,191	12,282	280,022	262,883	264,703	241,602	216,770
Commercial real estate						403,870	329,545	299,169	284,298	234,832
Residential real estate						348,289	295,436	347,440	305,834	275,955
Consumer						273,167	274,361	308,818	283,000	264,199

Total loans						$1,305,348	$1,162,225	$1,220,130	$1,114,734	$991,756

(1)
Includes demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts.

Deposits

        Comparative detail of average deposit balances is presented in Table 2. Average core deposits funded 80% of the Bancorp's average total assets in 2002 and 2001. Year-end deposit balances are presented in Table 7and Note 8 to Financial Statements. Total average interest-bearing deposits rose from $1.235 billion in 2001 to $1.288 billion in 2002. For the same periods, total interest-bearing deposits rose from $1.282 billion to $1.330 billion. While certificates of deposits declined slightly in 2002 from 2001, noninterest-bearing checking and other core deposit categories increased substantially in 2002 reflecting the Bancorp's success in growing customer accounts and balances.

TABLE 7.    Deposits

	December 31,
(in thousands)	2002	2001	% Change
Noninterest-bearing demand	$264,965	$234,459	13%
Interest-bearing checking	220,509	200,430	10
Savings	217,342	185,212	17
Money market accounts	271,409	265,219	2
Certificates of deposit	620,914	630,748	(2)

Total deposits	$1,595,139	$1,516,068	5%

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

        The Bancorp consolidates majority-owned subsidiaries that it controls. Other affiliates, including certain joint ventures, in which there is less than 20% ownership are generally carried at cost. The

Bancorp does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.

        In the ordinary course of business, the Bancorp routinely originates and sells into the secondary market mortgage loans. Typically these loans are sold under forward commitments on a servicing released basis. Refer to Note 16 to Financial Statements for additional information regarding mortgage servicing.

Contractual Obligations and Other Commitments

        Through the normal course of business, the Bancorp enters into certain contractual obligations and other commitments. Such obligations generally relate to funding operations through debt arrangements as well as leases of premises and equipment. As a financial services provider, the Bancorp routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. While contractual obligations represent future cash requirements of the Bancorp, a significant portion of commitments to extend credit are likely to expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Bancorp. Other commitments include investments in low-incoming housing and other community development initiatives undertaken by the Bancorp.

        Table 8 summarizes significant contractual obligations and commitments:

TABLE 8.    Contractual Obligations and Other Commitments

(in thousands)	Long-term debt	Operating leases	Total
2003	$—	$3,241	$3,241
2004	469	3,268	3,737
2005	6,087	2,830	8,917
2006	30,206	2,536	32,742
2007	5,024	2,134	7,158
Thereafter	36,237	4,040	40,276

Total	$78,023	$18,049	$96,071

Other commitments:
Commitments to extend credits			283,468
Standby letters of credit and financial guarantees			23,840

Transactions with Related Parties

        There are no related party transactions required to be disclosed in accordance with FASB Statement No. 57, Related Party Disclosures. Loans to executive officers and directors of the Bancorp and its banking subsidiary were made in the normal course of business and were made on substantially the same terms as comparable transactions. For additional information refer to Note 5 to Financial Statements.

Risk Management

Credit Risk Management Process

        The Bancorp's credit risk management is part of a comprehensive, enterprise wide risk management program and structured as an integrated process that stresses line of business management and accountability, supported by the Chief Risk Officer's oversight, consistent credit policies, and frequent and comprehensive risk measurement. The process is also examined regularly by the Loan Review Department, Ernst & Young internal auditors and the Federal Reserve Bank examiners.

        Credit risk is managed within a framework and guidance of comprehensive enterprise-wide policies. Credit policies are in place for all banking and non-banking operations that have exposure to credit risk. These policies provide a consistent and prudent approach to credit risk management across the enterprise. They are routinely reviewed and modified as appropriate.

        Business units are responsible for ensuring that the risk identification processes are functioning properly and that credit standards are being adhered to. Any deteriorated credits are identified for further evaluation by the Loan Watch Committee. In addition, all loan portfolios are subject to independent review by the Loan Review Department and/or internal audit.

Nonaccrual and Restructured Loans and Other Assets

        Table 9 presents comparative data for nonaccrual and restructured loans and other assets. Management's classification of a loan as nonaccrual or restructured does not indicate that the principal of the loan is uncollectable in whole or in part. (Note 1 to Financial Statements describes the Bancorp's accounting policy relating to nonaccrual and restructured loans.)

TABLE 9.    Nonaccrual and Restructured Loans and Other Assets

	December 31,
(in thousands)	2002	2001	2000	1999	1998
Nonaccrual loans:
Commercial	$1,186	$1,275	$817	$2,101	$1,464
Residential real estate	126	—	181	613	1,098
Commercial real estate	461	4	—	169	218
Real estate construction	71	—	1,338	3,139	2,633
Consumer installment	233	—	333	159	131

Total nonaccrual loans	2,077	1,279	2,669	6,181	5,544
Restructured loans	—	—	—	—	—

Nonaccrual and restructured loans	2,077	1,279	2,669	6,181	5,544
As a percentage of total loans	0.16%	0.11%	0.22%	0.55%	0.56%
Other real estate owned	$414	$638	$1,057	$1,185	$1,705
Total nonaccrual and restructured loans and other assets	$2,491	$1,917	$3,726	$7,366	$7,249

        The Bancorp anticipates changes in the amount of nonaccrual loans that result from increases in lending activity or from resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management.

        The Bancorp generally identifies loans to be evaluated for impairment under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, when such loans are on nonaccrual or have been restructured. However, not all nonaccrual loans are impaired. Generally, a loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off.

        In contrast, under SFAS No. 114, loans are considered impaired when it is probable that the Bancorp will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, rather than the contractual terms specified in the restructuring agreement. Consequently, not all impaired loans are necessarily placed on nonaccrual status. That is, loans performing under restructured terms beyond a specified performance period are classified as accruing but may still be deemed impaired under SFAS No. 114.

        For loans covered under SFAS No. 114, the Bancorp makes an assessment of impairment when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the Bancorp will estimate the amount of impairment using discounted cash flows, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Additionally, some impaired loans with commitments of less than $250,000 are aggregated for the purpose of estimating impairment using historical loss factors as a means of measurement, which approximates the discounted cash flow method.

        If the measurement of the impaired loan results in a value that is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs), an impairment is recognized by creating or adjusting an existing allocation of the allowance for credit losses. SFAS No. 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

        If interest that was due on the book balances of all nonaccrual and restructured loans (including loans that were but are no longer on nonaccrual) had been accrued under their original terms, $84.0 million of loan interest would have been recorded in 2002, compared with $83.7 million actually recorded.

        Other real estate owned at December 31, 2002 was $414 thousand, compared with $638 thousand at December 31, 2001.

Loans 90 Days or More Past Due and Still Accruing

        Table 10 shows loans that are contractually past due 90 days or more as to interest or principal, but are not included in Table 9, Nonaccrual and Restructured Loans and Other Assets.

TABLE 10.    Loans 90 Days or More Past Due and Still Accruing

	December 31,
(in thousands)	2002	2001	2000	1999	1998
Commercial	$9	$184	$383	$50	$225
Residential real estate	724	1,616	585	1,426	1,041
Commercial real estate	—	205	—	—	1,082
Real estate construction	43	—	—	—	—
Consumer installment	415	814	262	38	23

Total loans	$1,191	$2,819	$1,230	$1,514	$2,371

Allowance for Credit Losses

        Table 11 reflects the changes in the allowance for credit losses, including charge-offs and recoveries by loan category.

TABLE 11.    Changes in the Allowance For Credit Losses

	Year ended December 31,
(in thousands)	2002	2001	2000	1999	1998
Allowance for credit losses at beginning of year	$13,947	$13,232	$13,068	$14,241	$13,685
Charge-offs:
Commercial	268	673	1,009	388	532
Residential real estate	86	182	—	—	—
Commercial real estate	—	20	630	586	1,053
Real estate construction	—	6	—	—	—
Consumer	4,073	4,933	3,887	4,144	4,093

Total charge-offs	4,427	5,814	5,526	5,118	5,678
Recoveries:
Commercial	474	156	80	371	235
Residential real estate	9	5	—	—	—
Commercial real estate	147	83	189	310	430
Real estate construction	—	—	—	—	—
Consumer	2,193	2,604	2,185	1,969	2,513

Total recoveries	2,823	2,848	2,454	2,650	3,178

Net charge-offs	1,604	2,966	3,072	2,468	2,500
Additions charged to operating expense	1,325	3,681	3,236	1,295	3,056

Allowance for credit losses at end of year	$13,668	$13,947	$13,232	$13,068	$14,241

Net charge-offs to average loans outstanding	0.13%	0.25%	0.26%	0.22%	0.25%
Allowance for credit losses to total loans	1.05%	1.20%	1.08%	1.17%	1.44%

        At December 31, 2002, the allowance for credit losses was $13.7 million, or 1.05% of total loans, compared with $13.9 million, or 1.20%, at December 31, 2001 and $13.2 million, or 1.08% at December 31, 2000. The provision for credit losses totaled $1.3 million in 2002, $3.7 million in 2001 and $3.2 million in 2000. Net charge-offs in 2002 were $1.6 million, or .13% of average total loans, compared with $3.0 million, or .25%, in 2001 and $3.1 million, or .26%, in 2000. Credit loss recoveries were $2.8 million in 2002, compared with $2.8 million in 2001 and $2.5 million in 2000. Any loan that is past due as to principal or interest and that is not both well-secured and in the process of collection is generally charged off (to the extent that it exceeds the fair value of any related collateral) after a predetermined period of time that is based on loan category. Additionally, loans are charged off when classified as a loss by either internal loan examiners or regulatory examiners.

        Table 12, Allocation of Allowance for Credit Losses, discloses management's allocation of the allowance to various loan categories. This reflects the underlying trends in loan growth and the change in mix. As they are estimates, this allocation is not intended to limit the amount of the allowance available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan category in which future charge-offs may ultimately occur.

TABLE 12.    Allocation of Allowance for Credit Losses

	December 31,
	2002		2001		2000		1999		1998
(in thousands)	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)	Amount	% Gross Loans(1)
Real estate:
Construction	$1,753	6.2%	$1,655	6.5%	$1,866	5.8%	$1,612	6.1%	$1,830	7.5%
Residential mortgage	847	17.1	481	13.5	690	14.2	653	27.4	973	27.8
Other mortgage	2,819	20.7	2,534	19.2	3,651	26.4	3,960	24.8	3,566	22.8
Commercial	3,386	19.9	3,131	19.1	2,073	11.7	2,388	15.3	1,976	13.6
Consumer	4,221	36.1	5,923	40.3	3,940	40.4	3,073	25.4	3,630	26.7
Unallocated	642	—	223	1.4	1,012	1.5	1,382	1.0	2,266	1.6

Total allowance for credit losses	$13,668	100.0%	$13,947	100.0%	$13,232	100.0%	$13,068	100.0%	$14,241	100.0%

(1)
Reflects the percentage of loans in each category to total loans.

        The components of the allowance, allocated and unallocated, are shown in the table above. The allocated component decreased to $13.0 million at December 31, 2002 from $13.7 million at December 31, 2001, while the unallocated increased to $642 thousand at December 31, 2002 from $223 thousand at December 31, 2001. At December 31, 2002, the unallocated portion of the allowance amounted to 5% of the total allowance, compared with 2% at December 31, 2001.

        The $698 thousand decrease in the allocated component of the allowance was attributable to a shift in the composition of risk in the portfolio during 2002 and improvement in the credit quality of impaired loans that were outstanding at December 31, 2001. Approximately $500 thousand of this decrease is attributable to the improved credit quality of impaired loans. The remaining $200 thousand decrease was due to a shift in loan mix away from indirect automobile loans that sustain higher historical loss rates into lower risk residential mortgage and home equity loans.

        The Bancorp considers the allowance for credit losses of $13.7 million adequate to cover losses inherent in loans, commitments to extend credit and standby and other letters of credit at December 31, 2002. The process for determining the allowance for credit losses was substantially the same in 2002 and 2001, with no material changes in methodology, assumptions or factors from year to year. This process is critical to the financial results of the Bancorp and requires subjective and complex judgement by management, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Therefore, no assurance can be given that the Bancorp will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the ongoing examination process by the Bancorp and its regulators, will not require significant increases in the allowance for credit losses. For further discussion of the process by which the Bancorp determines the adequacy of the allowance for credit losses, see Note 5 to Financial Statements.

Asset/Liability and Market Risk Management

        Asset/liability management comprises the evaluation, monitoring, and management of the Bancorp's interest rate risk, market risk and liquidity and funding. The Asset/Liability Management Committee (ALCO) maintains oversight for these risks. The Committee is comprised of senior financial and senior business executives.

Interest Rate Risk

        Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. It can occur for any one or more of the following reasons: (a) assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, Bancorp earnings will initially decline); (b) assets and liabilities may re-price at the same time but by different amounts (when the general level of interest rates is falling, the Bancorp may choose for customer management, competitive, or other reasons to reduce the rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates); (c) short-term and long-term market interest rates may change by different amounts (i.e. the shape of the yield curve may impact new loan yields and funding costs differently); or (d) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated—with an associated reduction in portfolio yield and income—if long-term mortgage rates decline sharply). In addition to the direct impact of interest rate changes on net interest income through these categories, interest rates indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of mortgage servicing rights and other sources of the Bancorp earnings.

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

        Management believes that medium term (12-month horizon) interest rate risk is best measured by simulation modeling. This analysis calculates expected net interest income based upon historical trends, spreads to market rates, historical market relationships, prepayment behavior and current and expected product offerings. As of December 31, 2002, the simulation analysis indicated that the Bancorp's net interest income would tend to decline if rates were to rise over the next 12 months. For example, if rates were to rise 1.00% or 2.00% over the next 12 months, net interest income would decline by .5% and .6%, respectively. Conversely, if rates were to decline over the next 12 months, net interest income would decline by .5% and 5.0%, respectively. The principal source of net interest income risk in a falling rate scenario is that certain short-term market rates and a majority of the Bank's deposit rates are below 2.0%. Therefore, these rates cannot decline below a floor rate of 0%.

        These estimates are highly assumption-dependent, will change regularly as the Bancorp's asset/liability structure and business evolves from one period to the next, will vary as different interest rate scenarios are used and are measured relative to a base net interest income scenario that may change.

Market Risk—Trading Activities

        Market risk is defined as the future changes in market prices that increase or decrease the value of financial instruments, i.e. cash, investments, loans, deposits and debt. Included in market risk are interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks. Bancorp's primary source of market risk is interest rate risk as previously discussed. Market risk-sensitive financial instruments are entered into for purposes other than trading. Bancorp does not engage in foreign currency or commodity transactions.

Market Risk—Equity Markets

        Equity markets impact the Bancorp in both direct and indirect ways. The Bancorp has marketable equity securities in its available for sale investment portfolio. These investments are managed within capital risk limits approved by management and the Board and monitored by ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. There has been no impairment recognized on this portfolio for any of the reported periods. At December 31, 2002, the fair value of the marketable equity securities held as available for sale was $4.6 million, exceeding cost by $1.8 million.

        Changes in equity market prices may also indirectly impact the Bancorp's net income by impacting the value of third party assets under management and hence fee income, by impacting particular borrowers whose ability to repay principal and/or interest may be impacted by the stock market, or other business activities. These indirect risks are monitored and managed as part of the operations of each business line.

Liquidity and Funding

        The objective of effective liquidity management is to ensure that the Bancorp can meet customer loan requests, customer deposit maturities/withdrawals, and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, ALCO establishes and monitors liquidity guidelines requiring sufficient asset based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. The Bancorp manages liquidity at both the parent and subsidiary levels through active management of the balance sheet.

        In addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements, asset liquidity is provided by the debt securities in the securities available for sale portfolio which is comprised of marketable securities. The weighted average expected remaining maturity of the debt securities within this portfolio was 2 years and 6 months at December 31, 2002. Of the $614 million of debt securities in this portfolio at December 31, 2002, $358 million, or 58%, is expected to mature or be prepaid in 2003 and an additional $104 million, or 17%, is expected to mature or be prepaid in 2004. Asset liquidity is further enhanced by the Bancorp's ability to sell loans in the secondary market through whole-loan sales. In 2002, the Bancorp sold residential mortgage loans of approximately $200 million to the secondary market.

        Core customer deposits have historically provided the Bancorp with a sizable source of relatively stable and low-cost funds. The Bancorp's average deposits and shareholders' equity funded 89% and 90% of its average total assets in 2002 and 2001, respectively.

        The remaining funding of average total assets was mostly provided by short-term borrowings (federal funds purchased, securities sold under repurchase agreements and other short-term borrowings) and long-term debt. Short-term borrowings averaged $125 million and $118 million in 2002 and 2001, respectively. Long-term debt averaged $73 million and $50 million in 2002 and 2001, respectively. Liquidity for the Bancorp is also available through the Bancorp's ability to raise funds from the Federal Home Loan Bank of Atlanta.

Capital Management

        The Bancorp has an active program for managing shareholder capital. The objective of effective capital management is to maximize shareholder returns by opportunistically utilizing capital. Uses of capital include investments in organic growth, acquisitions of bank and non-bank companies, dividends and share repurchases. During 2002, the Bancorp's consolidated assets increased $214 million or 11% while shareholders' equity increased $17 million or 10%. During 2000, the Board of Directors authorized the purchase of up to 500 thousand shares of the Bancorp's outstanding stock. At December 31, 2002 total remaining common stock repurchase authority was approximately 140 thousand shares. Total common stock dividend payments in 2002 and 2001 were $12 million. In December 2001, the Board of Directors approved an increase in the Bancorp's quarterly common stock dividend to 28 cents per share from 27 cents per share, representing a 4% increase in the quarterly dividend rate.

        Sources of capital included retained earnings and common stock issuance. In 2002, net income was $24.5 million and retained earnings were $12.5 million after payment of $12 million in common stock dividends. Total common stock issued in 2002 under various stock option plans amounted to 49 thousand shares.

        The Bancorp has a capital expenditure program to accommodate future growth and current business needs. Capital expenditures for 2002 are estimated to be approximately $3.6 million for equipment for branches, relocation, remodeling and building of Bancorp facilities, routine replacement of furniture and equipment, and software for strategic business applications. The Bancorp funds these expenditures from various sources, including retained earnings of the Bancorp.

        The Bancorp and its subsidiary bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance-sheet exposures. At December 31, 2002, the Bancorp and its subsidiary bank were "well-capitalized" under regulatory standards. (See Note 19 to Financial Statements for additional information.)

Effects of Changing Prices

        Inasmuch as virtually all of a financial institution's assets and liabilities are monetary in nature, changes in interest rates may have a significant effect on earnings performance. Interest rates, though affected by inflation, do not necessarily move in the same direction, or in the same magnitude, as the prices of other goods and services. Movements in interest rates are a result of the perceived changes in the rate of inflation and the effects of monetary and fiscal policies. (See Asset/Liability and Market Risk Management for additional information.)

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

Comparison of 2001 to 2000

        Net income in 2001 was $21.1 million or $1.92 per diluted share compared with $19.3 million or $1.75 per diluted share in 2000, a 9% increase. Return on average assets (ROA) was 1.18% and return on average equity (ROE) was 12.65% in 2001, compared with 1.11% and 12.98%, respectively, in 2000.

        Net interest income on a taxable-equivalent basis was $71.3 million in 2001, compared with $68.2 million in 2000. The Bancorp's net interest margin was 4.22% and 4.21% for 2001 and 2000 respectively. The increase in net interest income in 2001 was primarily attributable to the growth in average interest-earning assets of $68 million.

        Noninterest income increased to $30.7 million in 2001 from $28.6 million in 2000, an increase of 7%, largely due to increases in mortgage banking revenues, strong insurance sales and increases in deposit services utilized.

        Noninterest expense totaled $65.0 million in 2001, compared with $62.6 million in 2000, an increase of 4%. The increase was primarily related to salary and benefit costs attributable to business lines responsible for the generating the higher revenue that created the Bancorp's record earnings.

        The provision for credit losses was $3.7 million in 2001, compared with $3.2 million in 2000. During 2001, net charge-offs were $3.0 million, or .25% of average total loans, compared with $3.1 million, or .26%, during 2000. The allowance for credit losses was $13.9 million, or 1.20% of total loans, at December 31, 2001, compared with $13.2 million, or 1.08%, at December 31, 2000.

        At December 31, 2001, total nonperforming assets were $1.9 million, or .11% of total loans, compared with $3.7 million, or .22%, at December 31, 2000. Other real estate owned was $638 thousand at December 31, 2001, compared with $1.1 million at December 31, 2000.

        The ratio of shareholder's equity to total assets was 8.90% at December 31, 2001 and 8.80% at December 31, 2000. The Bancorp's total risk-based capital (RBC) ratio at December 31, 2001 was 13.30% and its Tier 1 RBC ratio was 12.24%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively. The Bancorp's leverage ratios were 8.71% and 8.84% at December 31, 2001 and 2000, respectively, exceeding the minimum regulatory guideline of 4% for bank holding companies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information required by this item is set forth is "Asset Liability and Market Risk Management" of this Form 10-K and is expressly incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

F&M Bancorp and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except shares)	2002	2001
ASSETS
Cash and due from banks	$78,301	$65,570
Federal funds sold	232	360
Interest-bearing deposits with banks	3,143	13,178

Total cash and cash equivalents	81,676	79,108
Loans held for sale	28,722	28,779
Nonmarketable equity securities	6,780	6,866
Securities available for sale	618,452	546,522
Loans, net of unearned income	1,305,348	1,162,225
Allowance for credit losses	(13,668)	(13,947)

Net loans	1,291,680	1,148,278
Bank premises and equipment, net	36,024	35,563
Other real estate owned, net	414	638
Mortgage servicing rights	580	1,028
Core deposit intangible	1,886	2,817
Interest receivable and other assets	28,772	31,835

Total assets	$2,094,986	$1,881,434

LIABILITIES
Noninterest-bearing deposits	$264,965	$234,459
Interest-bearing deposits	1,330,174	1,281,609

Total deposits	1,595,139	1,516,068
Short-term borrowings	219,060	117,545
Long-term debt	78,023	63,444
Accrued taxes and other liabilities	18,508	16,952

Total liabilities	1,910,730	1,714,009
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock — $5 par value; authorized 50,000,000 shares; issued 10,729,304 in 2002 and 10,862,257 in 2001	53,646	54,311
Surplus	70,598	75,147
Retained earnings	50,179	34,782
Accumulated other comprehensive income	9,833	3,185

Total shareholders' equity	184,256	167,425

Total liabilities and shareholders' equity	$2,094,986	$1,881,434

The accompanying notes are an integral part of these consolidated financial statements

F&M Bancorp and Subsidiaries

Consolidated Statement of Income

	Year ended December 31,
(in thousands, except per share data)	2002	2001	2000
INTEREST INCOME
Loans	$83,731	$94,566	$100,214
Loans held for sale	731	1,270	867
Securities available for sale	27,175	24,882	24,004
Other interest income	525	1,742	1,093

Total interest income	112,162	122,460	126,178
INTEREST EXPENSE
Deposits	31,482	47,375	46,179
Short-term borrowings	1,474	4,388	6,305
Long-term debt	3,558	2,583	8,658

Total interest expense	36,514	54,346	61,142
NET INTEREST INCOME	75,648	68,114	65,036
Provision for credit losses	1,325	3,681	3,236

Net interest income after provision for credit losses	74,323	64,433	61,800
NONINTEREST INCOME
Service charges on deposit accounts	9,224	8,370	7,905
Insurance income	9,580	8,760	7,993
Mortgage banking	3,759	3,630	1,742
Trust and investment fees	2,941	3,554	3,890
Gains on sales of securities	—	60	633
(Losses) gains on sales of property	(17)	498	51
Other operating income	5,726	5,840	6,413

Total noninterest income	31,213	30,712	28,627
NONINTEREST EXPENSE
Salaries	29,412	28,564	27,443
Incentive compensation	3,579	1,920	1,450
Employee benefits	6,278	5,974	5,525
Merger-related expenses	—	—	318
Occupancy and equipment expense	9,880	10,441	10,101
Core deposit intangible	931	912	926
Other operating expense	19,167	17,229	16,869

Total noninterest expense	69,247	65,040	62,632
INCOME BEFORE INCOME TAX EXPENSE	36,289	30,105	27,795
Income tax expense	11,830	8,984	8,471

NET INCOME	$24,459	$21,121	$19,324

EARNINGS PER COMMON SHARE	$2.26	$1.93	$1.76

DILUTED EARNINGS PER COMMON SHARE	$2.25	$1.92	$1.75

DIVIDENDS PAID PER COMMON SHARE	$1.12	$1.09	$1.08

Average common shares outstanding	10,802	10,968	11,010
Diluted average common shares outstanding	10,872	11,017	11,030

The accompanying notes are an integral part of these consolidated financial statements

F&M Bancorp and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

(in thousands, except per share data)	Number of shares	Common stock	Surplus	Retained earnings	Cumulative other comprehensive income (loss)	Total
Balance at December 31, 1999	10,999,621	$54,998	$78,248	$18,951	$(8,377)	$143,820
Comprehensive income:
Net income	—	—	—	19,324	—	19,324
Other comprehensive income net of tax:
Net unrealized gains on securities available for sale, net of reclassification of $418 of net gains included in net income	—	—	—	—	6,995	6,995

Total comprehensive income	—	—	—	19,324	6,995	26,319
Dividend reinvestment plan	—	(14)	13	(82)	—	(83)
Cash dividends declared	—	—	—	(12,332)	—	(12,332)
Stock consideration for options exercised	(651)	(3)	(5)	(4)	—	(12)
Stock options exercised	18,465	92	232	—	—	324
Stock repurchase and retirement	(2,906)	—	—	—	—	—

Net change	14,908	75	240	6,906	6,995	14,216
Balance at December 31, 2000	11,014,529	55,073	78,488	25,857	(1,382)	158,036

Comprehensive income:
Net income	—	—	—	21,121	—	21,121
Other comprehensive income net of tax:
Net unrealized gains on securities available for sale, net of reclassification of $37 of net gains included in net income	—	—	—	—	4,567	4,567

Total comprehensive income	—	—	—	21,121	4,567	25,688
Dividend reinvestment plan	—	—	—	(203)	—	(203)
Cash dividends declared	—	—	—	(11,977)	—	(11,977)
Stock consideration for options exercised	(1,702)	(3)	(4)	(16)	—	(23)
Stock options exercised	27,830	133	400	—	—	533
Stock repurchase and retirement	(178,400)	(892)	(3,737)	—	—	(4,629)

Net change	(152,272)	(762)	(3,341)	8,925	4,567	9,389
Balance at December 31, 2001	10,862,257	54,311	75,147	34,782	3,185	167,425

Comprehensive income:
Net income	—	—	—	24,459	—	24,459
Other comprehensive income net of tax:
Net unrealized gains on securities	—	—	—	—	6,648	6,648

Total comprehensive income	—	—	—	24,459	6,648	31,107
Dividend reinvestment plan	—	—	—	(24)	—	(24)
Cash dividends declared	—	—	—	(9,018)	—	(9,018)
Stock consideration for options exercised	(1,104)	(5)	(677)	(20)	—	(702)
Stock options exercised	49,826	248	722	—	—	970
Stock repurchase and retirement	(181,675)	(908)	(4,594)	—	—	(5,502)

Net change	(132,953)	(665)	(4,549)	15,397	6,648	16,831
Balance at December 31, 2002	10,729,304	$53,646	$70,598	$50,179	$9,833	$184,256

The accompanying notes are an integral part of these consolidated financial statements

F&M Bancorp and Subsidiaries

Consolidated Statements of Cashflow

	Year ended December 31,
(in thousands)	2002	2001	2000
Cash Flows from Operating Activities
Net income	$24,459	$21,121	$19,324
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,325	3,681	3,236
Depreciation and amortization	3,608	3,546	3,617
Amortization of intangibles	1,432	1,120	1,173
Net premium amortization on investment securities	2,879	1,288	(64)
(Increase) decrease in interest receivable	(96)	1,755	(1,092)
(Decrease) increase in interest payable	(522)	(1,478)	58
Loss (gain) on sales of property	17	(498)	(51)
Gain on sales of securities	—	(60)	(633)
Decrease (increase) in loans held for sale	57	(22,785)	9,503
(Increase) decrease in other assets	(874)	1,613	17,297
Increase (decrease) in other liabilities	5,432	(885)	660
Gain on sales of loans	(4,089)	(3,772)	(2,083)
Other operating activities	—	(89)	133

Net cash provided by operating activities	33,628	4,557	51,078

Cash Flows from Investing Activities
Purchases of investment securities held to maturity	—	—	(490)
Purchases of investment securities available for sale	(319,647)	(347,687)	(75,847)
Proceeds from sales/maturities of securities held to maturity	—	—	10,033
Proceeds from sales/maturities of securities available for sale	255,552	233,075	61,959
Net (increase) decrease in loans	(140,804)	58,193	(108,151)
Purchases of premises and equipment	(4,069)	(3,440)	(3,770)
Proceeds from sales of property	374	1,411	129

Net cash used in investing activities	(208,594)	(58,447)	(116,137)

Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	88,905	64,347	41,197
Net (decrease) increase in certificates of deposit	(9,834)	87,689	8,762
Net increase (decrease) in short-term borrowings	101,516	(120,526)	95,805
Gross issuances in long-term debt	15,000	50,000	490
Gross maturities in long-term debt	(421)	(2,346)	(85,278)
Cash dividends paid	(12,374)	(11,977)	(12,332)
Dividend reinvestment plan	(24)	(203)	(83)
Proceeds from issuance of common stock	268	510	312
Common stock purchased and retired	(5,502)	(4,629)	—

Net cash provided by financing activities	177,534	62,865	48,873

Net increase (decrease) in cash and cash equivalents	2,568	8,975	(16,187)
Cash and cash equivalents at beginning of year	79,108	70,133	86,320

Cash and cash equivalents at end of period	$81,676	$79,108	$70,133

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	37,036	69,592	61,085
Cash payments for income tax	9,198	9,240	7,478
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available for sale, net of income taxes	6,648	4,567	6,995
Transfer of held to maturity securities to available for sale securities	—	89,405	—

The accompanying notes are an integral part of these consolidated financial statements

Notes to Financial Statements

Note 1: Summary of Significant Accounting Policies

        F&M Bancorp and Subsidiaries (consolidated) (the Bancorp) is a diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to consumers and businesses located primarily within the State of Maryland. F&M Bancorp (the Parent) is a bank holding company.

        The accounting and reporting policies and practices of the Bancorp conform with accounting principles generally accepted in the United States of America ("GAAP") and prevailing practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the financial statements for prior years have been reclassified to conform with the current financial statement presentation.

        The following is a description of Bancorp's significant accounting policies.

Consolidation

        The consolidated financial statements of the Bancorp include the accounts of the Parent, and its wholly owned subsidiaries, which are consolidated on a line-by-line basis. All material intercompany accounts and transactions are eliminated in consolidation. In the Parent financial statements, investment in subsidiaries are accounted for using the equity method of accounting.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks, cash items in the process of clearing, federal funds sold, and interest-bearing deposits with banks which mature in less than 90 days. Generally, federal funds are sold for one-day periods.

Securities

        Securities are accounted for according to their purpose and holding period. Regardless of the classification, dividend and interest income, including amortization of premiums and accretion of discounts arising at acquisition, are included in interest income. Realized gains and losses, if any, determined based on the adjusted cost of the specific securities sold, are reported in noninterest income.

Securities Available for Sale

        Debt securities that may not be held until maturity and marketable equity securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses, after applicable income taxes, reported as a component of cumulative other comprehensive income. The estimated fair value of a security is determined based on current quotations, where available. Where current quotations are not available, the estimated fair value is determined based primarily on the present value of future cash flows, adjusted for the quality rating of the securities, prepayment assumptions and other factors. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in noninterest income. For certain debt securities (for example collateralized mortgage obligations), the Bancorp anticipates prepayments of principal in the calculation of the effective yield.

Securities Held to Maturity

        Securities classified as held to maturity are those debt securities that the Bancorp has both the positive intent and ability to hold until maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method.

Trading Securities

        Securities acquired for short-term appreciation or other trading purposes are recorded in a trading portfolio and are carried at fair value, with unrealized gains and losses recorded in noninterest income.

Nonmarketable Equity Securities

        Nonmarketable equity securities include equity securities that are not publicly traded and securities for various purposes, such as trouble debt restructurings or to meet regulatory requirements (for example, Federal Reserve Bank stock). These assets are reviewed on a quarterly basis for possible other-than-temporary impairment. These securities are generally accounted for at cost and are included in other assets. The asset value is reduced when declines in value are considered to be other than temporary and the estimated loss is recorded in noninterest income as a loss from equity investments along with income recognized on those assets.

Loans Held for Sale

        Loans held for sale are carried at the lower of aggregate cost or fair value. The determination of any write-down to market value includes consideration of all open positions and outstanding commitments from investors.

Loans

        Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct incremental origination costs, is amortized to interest income over the contractual life of the loan using the interest method. Interest on loans is accrued at the contractual rate on the principal amount outstanding.

Nonaccrual Loans

        Generally, loans are placed on nonaccrual status upon becoming past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (both first liens and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal unless both well-secured and in the process of collection. Generally, consumer loans not secured by real estate are placed on nonaccrual status only when a portion of the principal has been charged off. Such loans are entirely charged off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms and other factors.

        When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current and the borrower demonstrates sustained performance over a period of time in accordance with contractual terms.

Impaired Loans

        Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bancorp will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified in the original loan agreement, not the contractual terms specified in the restructuring agreement.

        The assessment for impairments occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique characteristics has been identified as being impaired, the amount of impairment will be measured by the Bancorp using discounted cash flows, except when it is determined that the source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used. Additionally, some impaired loans with commitments of less than $250 thousand are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement, which approximates the discounted cash flow method.

        If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan fees or costs), an impairment is recognized by creating or adjusting an existing allocation of the allowance for credit losses.

Restructured Loans

        In cases where a borrower experiences financial difficulties and the Bancorp makes certain concessionary modifications to contractual terms, the loan is classified as a restructured (accruing) loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired loans in the calendar years subsequent to the restructuring if they are not impaired based on the modified terms.

        Generally, a nonaccrual loan that is restructured remains on nonaccrual until the borrower demonstrates sustained performance over a period of time in accordance with the restructured terms. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Allowance for Credit Losses

        The allowance for credit losses is a valuation allowance for probable losses inherent in the portfolio as of the balance sheet date. The Bancorp's determination of the level of the allowance for credit losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loss experience, evaluation of credit risk related to certain individual borrowers, and the Bancorp's ongoing examination process and that of its regulators. The Bancorp considers the allowance for credit losses adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit.

Transfers and Servicing Financial Assets

        A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred. Servicing rights are recorded by allocating the previous recorded investment between the asset sold and the interest retained based on their relative fair values, if practicable to determine, at the date of transfer. Fair values of servicing rights are determined using present value of estimated future cash flow valuation techniques, incorporating assumptions that market participants would use in their estimates of values.

        The Bancorp recognizes as assets the right to service mortgage loans for others that were retained upon sales of loan originations. For purposes of evaluating and measuring impairment of mortgage servicing rights, the Bancorp stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Based upon current fair values, mortgage servicing rights are periodically assessed for impairment. Any such indicated impairment is recognized in income, during the period in which it occurs, in a mortgage servicing valuation account which is adjusted each subsequent period to reflect any increase or decrease in the indicated impairment. Mortgage servicing rights are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions.

Premises and Equipment

        Premises, furniture and equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally by the straight-line method for premises and leasehold improvements, and by accelerated methods for equipment. Estimated useful lives range up to 50 years for buildings, up to 10 years for furniture and equipment, and the shorter of the estimated useful life or lease term for leasehold improvements. Gains and losses on dispositions of fixed assets are included in net income in the year of disposition. Maintenance and repairs are reflected in noninterest expense as incurred.

Other Real Estate Owned

        Other real estate owned ("OREO") includes real estate acquired in foreclosure (in partial or complete satisfaction of debt), or otherwise surrendered by the borrower to the Bancorp's possession. OREO is recorded at the lower of cost or fair value on the date of acquisition. Write-downs to fair value at the date of acquisition are charged to the allowance for credit losses. Subsequently, OREO is adjusted through a valuation allowance to the lower of net carrying value or fair value (net of estimated selling expenses) based upon periodic appraisals. Adjustments arising from changes in the valuation allowance and operating expenses are reflected in noninterest expense, and gains and losses realized on disposition are reflected in noninterest income.

Identifiable Intangible Assets

        Identifiable intangible assets primarily consist of core deposit intangibles acquired in branch office acquisitions. Core deposit intangible assets represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in branch office acquisitions. These intangible assets are amortized on an accelerated basis over an original life of 10 to 15 years. The Bancorp reviews its intangible assets periodically for other-than-temporary impairment. If such impairment is indicated, impairment is recognized by accelerating the amortization of the asset to the extent that the carrying value exceeds the estimated fair value.

Income Taxes

        The Bancorp files a consolidated federal income tax return. Federal income tax is generally allocated to individual subsidiaries as if each had filed a separate return. Combined state tax returns are filed in certain states. State taxes are also allocated to individual subsidiaries.

        Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities).

Per Share Data

        Earnings per common share are presented under two formats: earnings per common share and diluted earnings per common share. Earnings per common share are computed by dividing net income by the average number of common shares outstanding for the year. Diluted earnings per common share are computed by dividing net income by the average number of common shares outstanding during the year, plus the impact of stock options that are dilutive.

Trust Assets and Income

        Assets held in an agency or fiduciary capacity are not assets of the Bancorp and, accordingly, are not included in the accompanying consolidated balance sheets. Trust income is recorded on an accrual basis and is included in trust and investment fees in the income statement.

Deferred Compensation

        The cost of supplemental retirement benefits (deferred compensation) payable to certain key employees is accrued over their service periods to the date such employees, or their beneficiaries, are fully eligible for benefits.

Stock Compensation

        In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Bancorp has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, in accounting for the stock-based compensation costs. Employee stock options are recorded under the intrinsic value-based method of accounting prescribed by APB No. 25 for all periods presented and disclosures pertaining to fair value-based accounting of stock options under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation. Had compensation cost for those stock plans been determined based on the (optional) fair value method established by SFAS No. 123, the Bancorp's net income and earnings per common share would have been reduced to the pro forma amounts indicated in the table below.

	Year ended December 31,
(in thousands, except per share amounts)	2002	2001	2000
Stock-based compensation cost:
As reported	$—	$—	$—
Pro forma	537	332	255
Net income
As reported	24,459	21,121	19,324
Pro forma	24,129	20,917	19,168
Earnings per common share
As reported	2.26	1.93	1.76
Pro forma	2.23	1.91	1.74
Diluted earnings per common share
As reported	2.25	1.92	1.75
Pro forma	2.22	1.90	1.74

Note 2: Business Combinations/Liquidations

        The Bancorp regularly explores opportunities to acquire, combine or liquidate financial institutions and related financial services businesses. Generally, management of the Bancorp does not make a public announcement about an acquisition or divestiture opportunity until a definitive agreement has been signed. As of December 31, 2002, the Bancorp did not have any pending transactions.

        On November 20, 2001, Bancorp through Farmers & Mechanics Bank, sold assets and liabilities associated with the Fairfield and Gettysburg, Pennsylvania branch offices to Adams County National Bank. Under the terms of the agreement, Adams County National Bank assumed responsibility for services related to checking, savings, and certificates of deposit products totaling $24.5 million and purchased the branch office and real estate located at 20 East Main Street, Fairfield, PA. Adams County National Bank also assumed the lease for the Middle St. office in Gettysburg. In connection with this transaction, the Bancorp paid cash in the aggregate amount of $23.3 million.

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

        On May 10, 2001, Bancorp consolidated C&F Insurance Agency into Potomac Basin Group Associates, Inc. ("PB"), Beltsville, MD., PB operates as an independent, wholly owned subsidiary of the Bank and is an independent insurance agency specializing in corporate employee benefit plans through its offices in Beltsville and Ellicott City, MD.

        On April 26, 2001, Bancorp dissolved TBT Title VIII, Inc., Central Maryland Service Corp., CLC Associates, Inc. Family Home Insurance Agency, Inc. and Keystone General Partnership. These businesses were inactive companies that were acquired in previous acquisitions. Farmers & Mechanics Bank and its affiliates have assumed any services rendered by these companies.

Note 3: Cash, Loan and Dividend Restrictions

        Federal Reserve Board (FRB) regulations require reserve balances on deposits to be maintained with the Federal Reserve Bank by the Bank subsidiary. The average required reserve balance was $24.9 million and $20.3 million in 2002 and 2001, respectively.

        Federal law prevents the Bancorp and its nonbank subsidiaries from borrowing from its subsidiary bank unless the loans are secured by specified collateral. Such secured loans by the subsidiary bank are generally limited to 10% of the subsidiary bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital) and aggregate loans to the Bancorp and its nonbank subsidiaries are limited to 20% of the subsidiary bank's capital and surplus. (For further discussion of risk-based capital, see Note 19 to Financial Statements.) Based on the limitation, there was approximately $10 million available for loans or advances to the Parent Company as of December 31, 2002, at which time there were no material loans or advances outstanding.

        The payment of dividends by the Bank is subject to various federal and state regulatory limitations. Dividends payable by the Bank are limited to the bank's retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits are defined as net income less dividends declared during the period as determined based on regulatory accounting principles. Under those provisions, the Bancorp's subsidiary bank could have declared dividends of $27 million and $31 million in 2002 and 2001, respectively, without obtaining prior regulatory approval. In addition, the Bancorp's nonbank subsidiaries could have declared dividends of $2 million and $378 thousand at December 31, 2002 and 2001, respectively.

Note 4: Securities Available for Sale

        The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity or trading at the end of 2002 or 2001.

	December 31,
	2002				2001
(in thousands)	Cost	Estimated unrealized gross gains	Estimated unrealized gross losses	Estimated fair value	Cost	Estimated unrealized gross gains	Estimated unrealized gross losses	Estimated fair value
Securities of U.S. Treasury and federal agencies	$77,809	$ 2,021	$—	$79,830	$42,316	$750	$ —	$43,066
Obligations of states and political subdivisions	104,792	3,714	19	108,487	117,254	1,666	641	118,279
Mortgage-backed securities:
Federal agencies	252,594	6,786	15	259,365	325,260	3,197	771	327,686
Private collateralized mortgage obligations(1)	131,936	1,439	752	132,623	53,081	12	728	52,365

Total mortgage-backed securities	384,530	8,225	767	391,988	378,341	3,209	1,499	380,051
Other	33,041	633	118	33,556	1,044	—	145	899

Total debt securities	600,172	14,593	904	613,861	538,955	5,625	2,285	542,295
Marketable equity securities	2,751	1,840	—	4,591	2,751	1,476	—	4,227

Total(2)	$602,923	$16,433	$904	$618,452	$541,706	$7,101	$2,285	$546,522

(1)
Substantially all private collaterlized mortgage obligations are AAA-rate bonds collateralized by 1-4 family residential first mortgages.

(2)
At December 31, 2002, the Bancorp held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

        The carrying value of investment securities pledged to secure public deposits, securities sold under repurchase agreements, Federal Home Loan Bank (the "FHLB") advances, and for other purposes as required and permitted by law, totaled $213.6 million at December 31, 2002, and $232.6 million at December 31, 2001.

        There were no investment securities sales in 2002. Proceeds from sales of investment securities available for sale during 2001 were $14.7 million. Gross gains of $60 thousand were realized on those sales. Proceeds from sales/calls of investment securities available for sale during 2000 were $2.9 million. Gross gains of $633 thousand were realized on those sales. Realized gains were determined based on the adjusted cost of the specific securities sold and are reported in noninterest income.

        Interest earned on obligations of states and political subdivisions is exempt from federal income taxes. However, the federal interest expense deduction is limited for interest deemed to be incurred to purchase or carry tax-exempt obligations. Such tax-exempt securities comprised 17.5% and 21.6% of the total carrying value of the investment portfolio at December 31, 2002 and 2001, respectively.

        SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" allowed the Bancorp to reclassify held to maturity securities without calling into question management's intent for the remainder of it securities portfolios. The Bancorp adopted this Statement and elected to reclassify its entire held to maturity portfolio into the available for sale portfolio.

        The table below provides the remaining contractual principal maturities and yields (taxable-equivalent basis) of debt securities available for sale. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Expected remaining maturities will differ from contractual maturities because debt issuers may have the right to prepay obligations with or without penalties.

	December 31, 2002
	Remaining contractual principal maturity
	Within one year		After one year through five years		After five years through ten years		After ten years
										Weighted average yield
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total amount
Securities of U.S. Treasury and federal agencies	$7,000	5.58%	$67,809	3.79%	$3,000	5.81%	$—	—%	$77,809	4.03%
Obligations of state and political subdivisions	9,375	6.46	30,240	6.25	46,419	6.48	18,758	6.48	104,792	6.41
Mortgage-backed securities
Federal agencies	74	4.92	25,285	4.95	48,539	4.84	178,696	4.60	252,594	4.68
Private collateralized mortgage obligations	—	—	—	—	—	—	131,936	4.30	131,936	4.30

Total mortgage-backed securities	74	4.92	25,285	4.95	48,539	4.84	310,632	4.47	384,530	4.55
Other	1,062	3.50	15,508	4.02	16,471	3.88	—	—	33,041	3.93

Total cost of debt securities	$17,511	5.92%	$138,842	4.56%	$114,429	5.39%	$329,390	4.59%	$600,172	4.77%

Note 5:    Loans and Allowance for Credit Losses

        A summary of the major loan categories of loans outstanding and related unfunded commitments is shown in the table below. Unfunded commitments are defined as all legally binding agreements to extend credit, net of all funds lent, and all standby and commercial letters of credit issued under the terms of those commitments. At December 31, 2002 and 2001, the commercial loan category and related unfunded commitments did not have a concentration in any industry that exceeded 10% of total loans and unfunded commitments.

	December 31,
	2002		2001
(in thousands)	Outstanding	Commitments to extend credit	Outstanding	Commitments to extend credit
Real estate construction	$105,047	$ 68,498	$85,138	$ 49,126
Residential real estate	348,289	97,824	295,436	78,350
Commercial real estate(1)	403,870	72,408	329,545	72,232
Commercial (2)	174,975	32,928	177,745	38,233
Consumer	273,167	11,810	274,361	11,315

Total loans(3)	$1,305,348	$283,468	$1,162,225	$249,256

(1)
Includes agricultural loans of $6.5 million and $5.9 million at December 31, 2002 and 2001, respectively that are secured by real estate.

(2)
Includes agricultural loans (loans to finance agricultural production) of $308 thousand and $507 thousand at December 31, 2002 and 2001, respectively.

(3)
Outstanding loan balances at December 31, 2002 and 2001 are net of unearned income, including net deferred loan fees, of ($699) thousand and $26 thousand, respectively.

        In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Bancorp for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, and may include land, buildings, equipment, income-producing commercial properties, automobiles, inventory and residential real estate. The Bancorp maintains the same collateral policy for loans whether they are funded immediately or on a delayed basis (commitment).

        A commitment to extend credit is a legally binding agreement to lend funds to a customer usually at a stated interest rate and for a specified purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Bancorp will experience will be lower than the contractual amount of commitments to extend credit shown in the table above because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding financial performance of the customer that must be met before the Bancorp is required to fund the commitment. The Bancorp uses the same credit policies in making commitments to extend credit as it does in making loans.

        In addition, the Bancorp manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios, and by applying the same credit standards maintained for all of its credit related activities. The credit risk associated with these commitments is considered in management's determination of the allowance for credit losses.

        Standby letters of credit totaled $23.8 million and $23.2 million at December 31, 2002 and 2001, respectively. Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Bancorp assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The liquidity risk to the Bancorp arises from its obligation to make payment in the event of a customer's contractual default. The credit risk involved in issuing standby letters of credit and the Bancorp's management of that credit risk is considered in management's determination of the allowance for credit losses. No liability for performance under standby letters of credit was recorded in 2002 or 2001. All standby letters of credit are supported by collateral or recourse provisions which are expected to cover the majority of these obligations.

        Loans to states and political subdivisions and industrial revenue bonds are included in commercial loans on the balance sheet. Interest income from these loans is included in interest and fees on loans on the income statement.

        The Bancorp considers the allowance for credit losses of $13.7 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at December 31, 2002.

        Changes in the allowance for credit losses were as follows:

	Year ended December 31,
(in thousands)	2002	2001	2000
Allowance for credit losses at beginning of year	$13,947	$13,232	$13,068
Charge-offs:
Commercial	268	673	1,009
Residential real estate	86	182	—
Commercial real estate	—	20	630
Real estate construction	—	6	—
Consumer	4,073	4,933	3,887

Total charge-offs	4,427	5,814	5,526

Recoveries:
Commercial	474	156	80
Residential real estate	9	5	—
Commercial real estate	147	83	189
Real estate construction	—	—	—
Consumer	2,193	2,604	2,185

Total recoveries	2,823	2,848	2,454

Net charge-offs	1,604	2,966	3,072
Additions charged to operating expense	1,325	3,681	3,236

Allowance for credit losses at end of year	$13,668	$13,947	$13,232

Net charge-offs to average loans outstanding	0.13%	0.25%	0.26%
Allowance for credit losses to total loans	1.05%	1.20%	1.08%

        In accordance with SFAS No. 114, the following table shows the recorded investment in impaired loans and the related methodology used to measure impairment at December 31, 2002 and 2001.

	December 31,
(in thousands)	2002	2001
Impairment measurement based on:
Collateral value method	$1,819	$1,279
Discounted cash flow method	132	—
Historical loss factor	127	—

Total	$2,078	$1,279

        The average recorded investment in impaired loans during 2002, 2001 and 2000 was $2.000 million, $2.068 million and $4.249 million, respectively. Cash receipts during 2002, 2001 and 2000 were $677 thousand, $926 thousand and $1.002 million, respectively. The Bancorp uses the cost recovery method to record cash receipts on impaired loans that are on nonaccrual. Under this method, all payments received were applied to principal and no interest income was recognized. Total interest income recognized on impaired loans during 2002, 2001 and 2000 was $83 thousand, $110 thousand and $134 thousand, respectively. Interest income that would have been recognized under the original contract terms during 2002, 2001 and 2000 was $238 thousand, $210 thousand and $205 thousand, respectively. The specific allowance for credit losses for these impaired loans was $489 thousand and $327 thousand at December 31, 2002 and 2001, respectively.

        The net reduction in interest income on renegotiated loans was not material in 2002, 2001, and 2000. At December 31, 2002, there were no material commitments to lend additional funds to borrowers whose loans had been modified in troubled debt restructurings or were in a nonaccrual status.

        In the ordinary course of business, directors and officers of the Bank and their affiliates were customers of and had other transactions with the Bank. Loan transactions with directors and officers were made on substantially the same terms as those prevailing at the time for comparable loans to other persons, and did not involve greater than normal risk of collectibility nor presented other unfavorable features. The aggregate dollar amount of all loans to officers, directors, and their affiliates was $4.5 million and $4.9 million at December 31, 2002 and 2001, respectively. During 2002, $447 thousand of new loans were made, or became reportable, and repayments and other decreases totaled $884 thousand.

Note 6: Premises, Equipment and Lease Commitments

        The following table presents comparative data for premises and equipment:

	December 31,
(in thousands)	2002	2001
Bank premises and land	$34,189	$34,058
Furniture and equipment	33,971	31,362
Leasehold improvements	6,267	5,633

	74,427	71,053
Less: accumulated depreciation and amortization	38,403	35,490

Net premises and equipment	$36,024	$35,563

        Depreciation and amortization expense was $3.6 million in 2002, $3.5 million in 2001, and $3.6 million in 2000.

        The Bancorp is obligated under a number of noncancelable operating leases for premises and equipment with terms, including renewal options, up to 45 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. Lease payments may also include provisions for the payment of taxes, insurance and maintenance. The following table shows future minimum payments under noncancelable operating leases, net of sublease rentals, with terms in excess of one year at December 31, 2002.

Year ended December 31,	(in thousands)
2003	$3,241
2004	3,268
2005	2,830
2006	2,536
2007	2,134
Thereafter	4,040

Total minimum lease payments	$18,049

        Rental expense, net of rental income, for all operating leases was $2.6 million, $2.5 million and $2.1 million in 2002, 2001 and 2000, respectively.

Note 7: Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (effective July 1, 2001) and SFAS No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Bancorp adopted SFAS No. 141 on July 1, 2001 and SFAS No. 142 on January 1, 2002 and goodwill will be assessed at least annually for impairment on a reporting unit level by applying a fair-valued-based test using discounted estimated future net cash flows. The Bancorp does not currently carry any goodwill attributable to premiums relating from prior mergers and/or acquisitions. Therefore the "Adjusted" Earnings—SFAS No. 142 Transitional Disclosures do not apply as earnings per share and net income would be the same for all years reported.

        Core deposit intangibles are amortized on an accelerated basis based on useful lives of up to 15 years. The Bancorp reviews other intangible assets for impairment annually (except mortgage servicing rights, which are reviewed monthly), or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset. Impairment is recognized by accelerating the write off of the asset to the extent that the carrying value exceeds the estimated fair value. During 2002, the Bancorp evaluated its core deposit intangible for impairment with one location deemed to be impaired. As a result the remaining life on this location was accelerated from 3.64 years to 2.26 years and impacted 2002 earnings by approximately $45 thousand. Total amortization expense for identifiable intangible assets

(excluding mortgage servicing rights) was $1.0 million, in 2002, 2001 and 2000. Information regarding mortgage servicing rights is included in Note 16 Mortgage Banking Activity.

	December 31,
(in thousands)	2002	2001
Gross carrying amount	$8,565	$8,565
Accumulated amortization	6,679	5,748

Net core deposit intangible	$1,886	$2,817

        The following table shows the estimated aggregate amortization expense.

(in thousands)	Core deposit intangibles
Estimate for year ended December 31,
2003	$ 819
2004	737
2005	330
2006	—
2007	—

Total	$1,886

Note 8: Deposits

        The aggregate amount of time certificates of deposit was $621 million and $631 million at December 31, 2002 and 2001, respectively. All of those deposits were interest bearing. The contractual maturities of those deposits are shown in the following table

(in thousands)	December 31, 2002
2003	$353,119
2004	127,124
2005	93,844
2006	12,946
2007	33,841
Thereafter	40

Total	$620,914

        Of the total above, the amount of certificates of deposits with a denomination of $100,000 or more was $171 million and $187 million at December 31, 2002 and 2001, respectively. The contractual maturities of these deposits are shown below:

	December 31,
(in thousands)	2002	2001	2000
Maturing in:
3 months or less	$22,722	$63,822	$23,382
Over 3 months through 6 months	13,905	33,893	15,786
Over 6 months through 12 months	42,776	55,910	39,670
Over 12 months	91,340	33,658	35,708

Total	$170,743	$187,283	$114,546

        Demand deposit overdrafts that have been reclassified as loan balances were $1.014 million and $812 thousand at December 31, 2002 and 2001, respectively.

Note 9: Borrowings

Short-term Borrowings

        Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature in less than 30 days. Short-term borrowings may also include balances in the treasury tax and loan account, federal funds purchased, which are unsecured overnight borrowings from other financial institutions, and advances from the Federal Home Loan Bank ("FHLB"), which are secured either by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets.

        The table below presents information for short-term borrowings.

	December 31,
(in thousands)	2002	2001
Maximum month end balance during the year	$219,060	$212,593
Average balance for the year	124,779	117,607
Average rate for the year	1.18%	3.73%
Average rate at year end	0.92%	1.13%
Estimated fair value	$219,060	$117,545

        At December 31, 2002, the Bancorp had available lines of credit totaling $795.3 million.

Long-term Debt

        The following is a summary of long-term debt, which is comprised of Federal Home Loan Bank (FHLB) Notes and Advances, owed by Farmers & Mechanics Bank.

	December 31,
(in thousands)	2002	2001
Due within 1 to 5 years	$41,786	$37,253
Due after 5 years through 10 years	36,215	26,145
Due after 10 years	22	46

	$78,023	$63,444

        These advances had weighted average interest rates of 4.80% and 4.99% at December 31, 2002 and 2001, respectively. These advances are secured either by a blanket floating lien on all real estate mortgage loans secured by 1-4 family residential properties, FHLB Stock, or other mortgage-related assets. As of December 31, 2002, all advances carried a fixed rate. Advances are convertible at the FHLB's option to a LIBOR based variable rate. $25.0 million are currently convertible, with $25.0 million convertible in 2003, and $10.0 million in 2006.

Note 10: Common Stock and Stock Plans

Dividend Reinvestment and Common Stock Purchase Plans

        The Bancorp's dividend reinvestment and common stock direct purchase plans permit participants to purchase at fair market value shares of the Bancorp's common stock by reinvestment of dividends and/or optional cash payments, subject to the terms of the plan.

Employee Stock Purchase Plan

        The Bancorp has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions ranging from $120 to $2,400 per year for the purpose of acquiring F&M Bancorp common stock at fair market value. To encourage employee participation, the Bancorp contributes an additional 20% of each participant's voluntary payroll deduction. The Bancorp's contributions amounted to $27 thousand, $24 thousand, and $28 thousand, for 2002, 2001, and 2000, respectively. Contributions to the plan are typically transmitted to the Bancorp's designated agent to acquire the common stock in the open market. Under the terms of the plan, shares may also be purchased directly from the Bancorp at fair market value. The Bancorp pays all administrative costs of the ESPP and, at its discretion, reserves the right to amend, modify, suspend, or terminate the plan at any time.

Director Plan

        Under the Bancorp's director plan, non-employee directors receive stock as part of their annual retainer. This plan provides for annual grants of options to purchase common stock to each non-employee director elected or re-elected at the annual meeting of shareholders. Options granted become exercisable after six months and may be exercised until the tenth anniversary of the date of grant. Options are granted at the fair market value of the common stock on the date of grant. No compensation expense was recorded for the options granted under the plan, as the exercise price was equal to the quoted market price of the stock at the date of grant.

Long-Term Incentive Plans

        The Bancorp's stock incentive plans provide for awards of incentive and nonqualified stock options. Employee stock options can be granted with exercise prices at or below the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. The options may be exercised in increments commencing after one year from the date of grant. The options generally become fully exercisable over four years from the date of grant. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled. No compensation expense was recorded for the options granted under the plans, as the exercise price was equal to the quoted market price of the stock at the date of grant. The total number of shares of common stock available for grant under the plans as of December 31, 2002 was 136,410.

        In connection with various acquisitions and mergers since 1996, the Bancorp converted employee and director stock options of acquired or merged companies into stock options to purchase the Bancorp's common stock based on the terms of the original stock option plan and the agreed-upon exchange ratio.

        The following table summarizes the Bancorp's director and employee stock option activity and related information for the three years ended December 31, 2002:

	Shares	Price
Balance, December 31, 1999	281,323	$10.15	to	$32.09
Exercised	(18,465)	10.15	to	23.22
Granted	114,962	18.25	to	19.00
Forfeited	(32,395)	16.57	to	32.09

Balance, December 31, 2000	345,425	10.15	to	32.09
Exercised	(27,830)	10.15	to	24.37
Granted	95,372	24.56	to	25.05
Forfeited	(40,224)	16.57	to	32.09

Balance, December 31, 2001	372,743	10.15	to	32.09
Exercised	(49,826)	10.15	to	25.16
Granted	203,290	27.10	to	29.75
Forfeited	(17,648)	10.15	to	32.09

Balance, December 31, 2002	508,559	$13.09	to	$32.09

        A summary of the status of the plans at December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented as follows:

	2002		2001		2000
	Shares	Wtd. avg. ex. price	Shares	Wtd. avg. ex. price	Shares	Wtd. avg. ex. price
Outstanding at beginning of year	372,743	$22.40	345,425	$22.40	281,323	$23.23
Granted	203,290	29.63	95,372	24.62	114,962	18.92
Exercised	(49,826)	17.15	(27,830)	16.84	(18,465)	14.09
Forfeited	(17,648)	24.69	(40,224)	24.77	(32,395)	22.10

Outstanding at end of year	508,559	$26.24	372,743	$23.10	345,425	$22.40

Exercisable at end of year	209,021	$24.48	199,330	$22.49	175,943	$21.33

Weighted average fair value of options granted during the year		$6.21		$4.80		$2.85

        The following table is a summary of the stock options outstanding and exercisable by price range as of December 31, 2002.

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding as of 12/31/02	Weighted average remaining contractual life	Weighted average exercise	Number exercisable as of 12/31/02	Weighted average exercise price
$13.09 – $14.07	9,975	1.01	$13.79	9,975	$13.79
16.96 – 19.49	92,994	6.49	18.86	54,749	18.76
23.22 – 24.56	100,573	6.63	24.33	46,883	24.07
25.05 – 29.75	224,069	9.01	29.16	31,924	25.63
30.12 – 32.09	80,948	6.07	30.52	65,490	30.62

$13.09 – $32.09	508,559	7.45	$26.24	209,021	$24.48

        In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Bancorp has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the stock plans described above. Had compensation cost for those stock plans been determined based on the (optional) fair value method established by SFAS No. 123, the Bancorp's net income and earnings per common share would have been reduced to the pro forma amounts indicated in Note 1 Summary of Significant Accounting Policies.

        Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

        The fair value of each option grant is estimated based on the date of grant using an option pricing model. The following weighted-average assumptions were used in 2002, 2001, and 2000: risk-free interest rates ranging from 4.2% to 4.9%; expected dividend yield ranging from 3.9% to 5.2%; expected life ranging from 5.35 to 5.75 years, and expected volatility of 23% to 27%.

Note 11: Employee Benefits and Other Expenses

Profit Sharing Plan

        The Bancorp sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Under the plan, eligible employees who have completed one year of service and meet a certain age are eligible to participate. Employees may contribute up to 15% of their pretax compensation, although a lower limit may be applied to certain highly compensated employees in order to maintain the qualified status of the 401(k) plan. Participants are eligible for matching company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Employer matching contributions totaled $867 thousand in 2002, $755 thousand in 2001, and $802 thousand in 2000. The Bancorp's matching contributions are subject to a five-year vesting schedule.

        The Bancorp may also make a discretionary annual profit sharing contribution to the plan, which is based primarily on earnings results. The profit sharing contribution amounted to $467 thousand for 2002, $561 thousand for 2001, and $685 thousand for 2000. The Bancorp's discretionary contributions are subject to a seven-year vesting schedule.

        Commercial & Farmers Bank ("C&F"), that was merged with and into the Bank on December 30, 1999, had a Section 401(k) contributory thrift plan. All employees age 21 or more with one year of service were eligible for participation in the plans. The C&F plan was merged into the Farmers & Mechanics Bank 401(k) plan effective December 30, 1999.

Defined Benefit Plan

        C&F had a defined benefit pension plan covering substantially all of the employees, and a supplemental plan covering certain executives. Benefits were based on years of service and the employee's highest average rate of earnings for the five consecutive years during the last ten years before retirement. C&F made contributions to these plans in amounts sufficient to satisfy minimum funding standards determined using the frozen entry age actuarial method. Assets of these plans are held in trust and invested in listed stocks and bonds.

        Effective December 30, 1999, benefits for participants of the defined benefit pension plan which covered substantially all of the C&F employees, were frozen and did not increase after that date. During 2001 this plan was liquidated and was subsequently paid out.

        The following table sets forth the financial status of this plan:

	2002	2001
Change in plan assets
Fair value of plan assets at beginning of year	$19,895	$1,099,851
Actual return on plan assets	—	5,650
Employer contributions	—	283,422
Benefits paid	(19,895)	(1,369,028)

Fair value of plan assets at end of year	$—	$19,895

Change in benefit obligation
Benefit obligation at beginning of year	$19,895	$1,015,860
Interest cost	—	76,190
Benefits paid	(19,895)	(1,369,028)
Actuarial loss	—	—
Change in discount rate	—	—
Loss on settlement	—	296,873

Benefit obligation at end of year	$—	$19,895

Funded status	—	—
Unamortized prior service cost	—	(1,046)
Unamortized net gain	—	(1,440)
Unamortized net obligation from transition	—	—

Accrued pension expense	$—	$(2,486)

Net pension expense includes the following components
Interest cost	—	$76,190
Expected return on assets	—	(82,489)
Net amortization and deferral	—	(21,906)
Effect of settlement	—	125,508

Net pension expense	$—	$97,303

Executive Supplemental Income Plan

        Supplemental retirement benefits (deferred compensation) for certain key employees are provided under an Executive Supplemental Income Plan. Benefits payable under this plan are integrated with other retirement benefits expected to be received by participants, including those under the 401(k) profit sharing plan. Amounts paid under this plan will be partially or fully recovered through life insurance policies purchased on the lives of the participants. Deferred compensation costs charged to expense for the years ended December 31, 2002, 2001 and 2000 were $347 thousand, $431 thousand, and $154 thousand, respectively.

Other Benefits

        The Bancorp maintains a director's deferred compensation program pursuant to which directors may elect to defer their fees in order to provide retirement benefits. The expense for these benefits was $145 thousand, $174 thousand, and $160 thousand, for 2002, 2001, and 2000, respectively.

Other Expenses

        The following table shows expenses, which exceeded 1% of total interest income and noninterest income, and which are not otherwise shown separately in the financial statements or notes thereto.

	Year ended December 31,
(in thousands)	2002	2001	2000
Third party insurance agents fees	$1,496	$1,940	$1,371

Note 12: Income Taxes

        The following is a summary of the components of income tax expense applicable to income before income taxes:

	Year ended December 31,
(in thousands)	2002	2001	2000
Currently payable:
Federal	$10,516	$9,862	$7,297
State	1,211	1,031	1,043

Total currently payable	11,727	10,893	8,340
Deferred	103	(1,909)	131

Provision for income taxes	$11,830	$8,984	$8,471

        The Bancorp had a net deferred tax asset of $2.1 million and $6.5 million at December 31, 2002 and 2001, respectively. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are presented in the table below. The Bancorp has determined that a valuation reserve is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized principally through future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income and tax planning strategies.

	Year ended December 31,
(in thousands)	2002	2001
Deferred tax assets
Allowance for credit and other real estate owned losses	$5,406	$4,881
Depreciation and amortization	—	872
Deferred compensation	2,061	1,720
Intangibles	922	781
Other	551	475

Total deferred tax assets	8,940	8,729
Deferred tax liabilities
Depreciation and amortization	876	—
Unrealized gains on securities available for sale	5,697	1,860
Other	307	401

Total deferred tax liabilities	6,880	2,261

Net deferred tax asset	$2,060	$6,468

        The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate:

	Year ended December 31,
(in thousands)	2002	2001	2000
Income before income tax	$36,289	$30,105	$27,795
Tax rate	35%	35%	35%
Income tax at statutory rate	12,701	10,537	9,728
(Decrease) increase in tax resulting from:
Tax-exempt interest income	(2,033)	(2,172)	(2,142)
State income tax, net of federal income tax benefit	675	680	583
Other	487	(61)	302

Actual tax expense	$11,830	$8,984	$8,471

Effective tax rate	32.6%	29.8%	30.5%

        The components of the provision for deferred tax expense (benefit) is as follows:

	Year ended December 31,
(in thousands)	2002	2001	2000
Provision for credit losses	$(525)	$(277)	$(125)
Amortization of intangibles	(141)	365	45
Other	769	(1,997)	211

Deferred tax expense (benefit)	$103	$(1,909)	$131

Note 13: Earnings Per Common Share

        The table below shows dual presentation of earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Year ended December 31,
(in thousands, except per share data)	2002	2001	2000
Net income applicable to common stock (numerator)	$24,459	$21,121	$19,324

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	10,802.3	10,968.3	11,010.5

Per share	$2.26	$1.93	$1.76

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	10,802.3	10,968.3	11,010.5
Add: Stock options	69.8	49.2	19.8

Diluted average common shares outstanding (denominator)	10,872.1	11,017.5	11,030.3

Per share	$2.25	$1.92	$1.75

Note 14: Other Comprehensive Income

        The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

(in thousands)	Before tax amount	Tax effect	Net of tax
2000:
Net unrealized gains on securities available for sale arising during the year	$11,396	$(4,819)	$6,577
Reclassification of net gains on securities available for sale included in net income	633	(215)	418

Other comprehensive income	$12,029	$(5,034)	$6,995

2001:
Net unrealized gains on securities available for sale arising during the year	$7,441	$(2,911)	$4,530
Reclassification of net gains on securities available for sale included in net income	60	(23)	37

Other comprehensive income	$7,501	$(2,934)	$4,567

2002:
Net unrealized gains on securities available for sale arising during the year	$10,831	$(4,183)	$6,648
Reclassification of net gains on securities available for sale included in net income	—	—	—

Other comprehensive income	$10,831	$(4,183)	$6,648

Note 15: Operating Segments

        Operating segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise with separate financial information. The component engages in business activities, from which it derives revenues and incurs expenses and whose operating result's management relies on for decision making and performance assessment. The Bancorp, as defined by this standard, does not have any segment whose revenues, reported profit and loss, or assets are 10% or more of the combined revenues of all reporting segments.

Note 16: Mortgage Banking Activities

        Mortgage banking activities are comprised of residential mortgage originations and servicing. The following table presents the components of mortgage banking noninterest income:

	Year ended December 31,
(in thousands)	2002	2001	2000
Origination and other closing fees	$1,358	$655	$319
Net gains on mortgage loan sales	2,408	2,684	1,310
Servicing fees, net of amortization	(7)	291	113

Total mortgage banking revenues	$3,759	$3,630	$1,742

        The managed servicing portfolio totaled $107 million at December 31, 2002, $148 million at December 31, 2001 and $176 million at December 31, 2000.

        The following table summarizes the changes in capitalized mortgage loan servicing rights and the key assumptions used in determining the fair value of mortgage servicing rights:

	Year ended December 31,
(in thousands)	2002	2001	2000
Balance, beginning of year	$1,028	$1,275	$1,522
Amortization	260	247	247
Less: valuation allowance	(188)	—	—

Balance, end of year	$580	$1,028	$1,275

        The key economic assumptions used in determining the fair value of mortgage servicing rights in 2002 were: a) 31.6% prepayment speed (annual CPR); b) 17.8 weighted average maturity (in years); and c) 7.15% discount rate. Mortgage loan servicing rights outstanding at December 31, 2002 are estimated to amortize by $260 thousand, $260 thousand and $60 thousand in 2003, 2004 and 2005, respectively.

Note 17: Parent Company

        Condensed financial information of the Parent follows.

Condensed Balance Sheets

	December 31,
(in thousands)	2002	2001
ASSETS
Cash and due from banks	$3,218	$2,605
Securities available for sale	4,591	4,227
Investment in subsidiaries	177,529	160,496
Other assets	—	4,113

Total assets	$185,338	$171,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$1,082	$4,016

Common stock	53,646	54,311
Surplus	70,598	75,147
Retained earnings	50,179	34,782
Accumulated other comprehensive income	9,833	3,185

Total shareholders' equity	184,256	167,425

Total liabilities and shareholders' equity	$185,338	$171,441

Condensed Income Statements

	Year ended December 31,
(in thousands)
	2002	2001	2000
INCOME
Interest on investment securities	$109	$148	$369

Net interest income	109	148	369
Dividends from subsidiaries	14,074	18,077	6,921
Other income	12	—	582

Total income	14,195	18,225	7,872
EXPENSE
Other expense	359	382	358

Income before income tax benefits and equity in undistributed earnings of subsidiaries	13,836	17,843	7,513
Income tax (benefit) expense	(79)	(63)	233

Income before equity in undistributed earnings of subsidiaries	13,915	17,906	7,280
Equity in undistributed earnings of subsidiaries	10,544	3,215	12,045

Net income	$24,459	$21,121	$19,324

Condensed Statements of Cash Flows

	Year ended December 31,
(in thousands)	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,459	$21,121	$19,324
Adjustments to reconcile net income to net cash provided by operating activities
Decrease (increase) in other assets	3,840	(4,023)	1,746
Increase in other liabilities	331	153	1,039
Equity in undistributed earnings of subsidiaries	(10,544)	(3,215)	(12,045)
Other	—	—	(327)

Net cash provided by operating activities	18,086	14,036	9,738

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of stock	—	—	715

Net cash provided by investing activities	—	—	715

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(12,374)	(11,977)	(12,332)
Dividends reinvestment plan	(24)	(203)	(83)
Common stock purchased and retired	(5,502)	(4,629)	—
Other financing activities	427	510	312

Net cash used in financing activities	(17,473)	(16,299)	(12,103)

Net increase (decrease) in cash and cash equivalents	613	(2,263)	(1,650)
Cash and cash equivalents at beginning of year	2,605	4,868	6,518

Cash and cash equivalents at end of year	$3,218	$2,605	$4,868

Note 18: Legal Actions

        In the normal course of business, the Bancorp is at all times subject to numerous pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or shareholders' equity of the Bancorp. The Bancorp is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Note 19: Risk-Based Capital

        The Bancorp and its subsidiary bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Bank. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bancorp's financial statements.

        Quantitative measures, established by the regulators to ensure capital adequacy, require that the Bancorp and its subsidiary bank maintain minimum ratios (set forth below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common shareholders' equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable income taxes, on securities available for sale carried at fair value). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt.

        Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Management believes that, as of December 31, 2002, the Bancorp and its bank subsidiary met all capital adequacy requirements to which they are subject.

        Under FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the Federal Reserve Board categorized the Bancorp and its subsidiary bank as well capitalized. To be categorized as well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since that notification that management believes have changed the risk-based capital category of the Bancorp or its bank subsidiary.

	Actual		For capital adequacy purposes		To be well capitalized under the FDICIA prompt corrective action provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital (to risk-weighted assets)
F&M Bancorp	$186	12.67%	$118	8.00%	$147	10.00%
Farmers & Mechanics Bank	181	12.12	119	8.00	149	10.00
Tier 1 capital (to risk-weighted assets)
F&M Bancorp	173	11.74	59	4.00	88	6.00
Farmers & Mechanics Bank	167	11.21	60	4.00	89	6.00
Tier 1 capital (to average assets) (Leverage ratio)
F&M Bancorp	173	8.55	80	4.00	101	5.00
Farmers & Mechanics Bank	167	8.38	80	4.00	100	5.00

Note 20: Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Bancorp disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions set forth below for the Bancorp's financial instruments are made solely to comply with the requirements of this Statement and should be read in conjunction with the financial statements and notes thereto.

        Fair values are based on estimates or calculations using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Bancorp's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of values, and they are often calculated based upon current pricing policy, the economic and competitive environment, the characteristics of the financial instruments and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows that could significantly affect the results. The Bancorp has not included certain material items in its disclosure, such as the value of the long-term relationships with the Bancorp's deposit, insurance and investment customers, since these intangibles are not financial instruments. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Bancorp.

Financial Assets

Short-Term Financial Assets

        Short-term financial assets include cash and due from banks, federal funds sold and securities purchased under resale agreements. The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

Securities Available for Sale

        Securities available for sale at December 31, 2002 and 2001 are set forth in Note 4.

Loans Held for Sale

        Fair value was deemed equal to the carrying amounts because loans are only originated for sale after obtaining investor commitment to offset changes in market rates in the near term.

Loans

        The fair valuation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate.

        The fair value of commercial loans, other real estate mortgage loans and real estate construction loans is calculated by discounting contractual cash flows using discount rates that reflect the Bancorp's current pricing for loans with similar characteristics and remaining maturities.

        For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on current industry pricing for loans of similar size, type, remaining maturity and repricing characteristics.

        For consumer loans, the fair value is calculated by discounting the contractual cash flows, adjusted for prepayment estimates, based on current rates offered by the Bancorp for loans with similar characteristics.

        Commitments, standby letters of credit and commercial or similar letters of credit not included in the table below have contractual values of $283 million and $24 million, respectively at December 31, 2002, and $249 million, $23 million, respectively at December 31, 2001. These instruments generate ongoing fees at the Bancorp's current pricing levels. Of the commitments at December 31, 2002, 77% mature within one year.

Nonmarketable Equity Investments

        There are restrictions on the sale and/or liquidation of the Bancorp's nonmarketable equity investments, including Federal Reserve Board stock and Federal Home Loan Bank stock. For these stocks, carrying value equals fair value.

Financial Liabilities

Deposit Liabilities

        SFAS No. 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and market rate and other savings, is equal to the amount payable on demand at the measurement date. Although the FASB's requirement for these categories is not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included in the following table is their carrying value at December 31, 2002 and

2001. The fair value of other time deposits is calculated based on the discounted value of the contractual cash flows. The discount rate is estimated using the rates currently offered for like deposits with similar remaining maturities.

Short-Term Financial Liabilities

        Short-term financial liabilities include federal funds purchased and securities sold under repurchase agreements, and other short-term borrowings. The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

Long-Term Debt

        Fair value was estimated by discounting contractual cash flows using discount rates equal to the current rates for long-term borrowings with similar remaining maturities.

Limitations

        These fair value disclosures are made solely to comply with the requirements of SFAS No. 107. The calculations represent management's best estimates; however, due to the lack of broad markets and the significant items excluded from this disclosure, the calculations do not represent the underlying value of the Bancorp. The information presented is based on fair value calculations and market quotes as of December 31, 2002 and 2001. These amounts have not been updated since year end; therefore, the valuations may have changed significantly since that point in time.

        As discussed above, certain of the Bancorp's asset and liability financial instruments are short-term, and therefore, the carrying amounts in the Consolidated Balance Sheets approximate fair value. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, intangible assets, deferred taxes and other liabilities.

        The following table summarizes the carrying amounts and fair value estimates of financial instruments at December 31, 2002 and 2001 as defined by SFAS No. 107:

	December 31,
	2002		2001
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$81,676	$81,676	$79,108	79,108
Loans held for sale	28,722	28,722	28,779	28,779
Investment securities available for sale	618,452	618,452	546,522	546,522
Net loans	1,291,680	1,312,305	1,148,278	1,154,677
Nonmarketable equity securities	6,780	6,780	6,866	6,866
Financial liabilities:
Deposits	1,595,139	1,569,280	1,516,068	1,519,091
Borrowings	297,083	301,447	180,989	182,229

Note 21: Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

        SFAS No. 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. SFAS No. 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles (GAAP); however, SFAS No. 141 establishes additional disclosure requirements for transactions occurring after the effective date.

        SFAS No. 142 eliminates the amortization of goodwill associated with business combinations completed after June 30, 2001. During the transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized through the income statement. Effective January 1, 2002, goodwill amortization expense ceased and goodwill will be assessed for impairment at least annually at the reporting unit level by applying a fair-value-based test. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.

        This statement is effective for the Bancorp and has been adopted as of June 30, 2001. The adoption of this standard did not have a material impact on the Bancorp's financial position or results of operation. At December 31, 2002 and 2001, the Bancorp did not carry any goodwill from previous acquisitions on its balance sheet.

        In June 2001, the FASB issued Statement No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from acquisition, construction, development or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003, with early adoption permitted. The Bancorp plans to adopt SFAS No. 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

        In August 2001, the FASB issued Statement No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposed of by sale. SFAS No. 144 became effective January 1, 2002 and was required to be applied prospectively. Adoption of SFAS No. 144 did not have a material effect on the financial statements.

        In April 2002, the FASB issued Statement No. 145 (SFAS No. 145), Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), effective January 1, 2003, with early adoption encouraged. The Bancorp expects to adopt the requirements of SFAS No. 145 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

        In June 2002, the FASB issued Statement No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan rather than when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Bancorp will adopt the provisions of SFAS No. 146 for any restructuring activities, which may be initiated after December 31, 2002.

        In October 2002, the FASB issued Statement No. 147 (SFAS No. 147), Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for the Bancorp and has been adopted as of October 1, 2002. The adoption of this standard did not have a material impact on the Bancorp's financial position or results of operation.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45). The initial recognition and measurement provision of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Accounting for guarantees issued prior to this date is unaffected by FIN 45. Disclosures concerning guarantees, including those required by FIN 45 as of December 31, 2002 have been made in Note 5 to Financial Statements.

        In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. The Bancorp believes that the adoption of SFAS No. 148 will not have a material effect on its financial position or results of operations.

Note 22: Subsequent Event (unaudited)

On March 13, 2003 the Bancorp announced plans to be acquired by Mercantile Bankshares Corporation (Mercantile), with assets in excess of $10 billion, is a multi bank holding company headquartered in Baltimore Maryland. It has 16 banking affiliates in Maryland, one banking affiliate in Delaware and three in Virginia. The merger, which is subject to regulatory and F&M Bancorp Shareholder approval, is expected to be completed by the end of 2003.

        The aggregate amount of consideration that Mercantile will pay in the merger has been fixed at approximately $123.5 million is cash and approximately 10.3 million shares of its common stock. These fixed pools of consideration were determined based on: (i) an aggregate of 10,740,357 shares of F&M Bancorp common stock outstanding as of the date of the merger agreement, (ii) an agreed upon purchase price of $46 per share, (iii) an exchange ratio of 1.2831 based on an agreed upon value of the Mercantile common stock of $35.85 (the average of the closing sales price of on the NASDAQ National Market System during the ten consecutive trading-day period ended on the day prior to the date of the Merger agreement), and (iv) an agreement to fix 75% of such aggregate consideration in the form Mercantile common stock and 25% in cash. These pools would increase only in the event of the exercise of outstanding options to purchase shares of F&M Bancorp common stock between March 13, 2003 and the effective time of the merger. If all of such outstanding options were exercised, the aggregate amount of consideration payable in the merger would increase to approximately $130.7 million and approximately 10.9 million shares.

        Under the terms of the merger agreement, each share of F&M Bancorp common stock will be converted to either (i) an amount in cash or (ii) an equivalent value of shares in Mercantile common stock. The value of the cash or Mercantile common stock the an F&M Bancorp shareholder will receive for each share of F&M Bancorp common stock owned by it will be determined as of the ten consecutive trading-day period ending on the third calendar day immediately prior to the effective time of the merger, in accordance with a formula (including to calculation of a new exchange ratio) based on the average of the closing sales price of the Mercantile common stock on the NASDAQ National Market System during such ten day period. Thus, while the value of the cash or Mercantile common stock that an F&M Bancorp shareholder will receive for each share of F&M Bancorp common stock owned by it will be equal as of the calculation date, such value may be more or less than $46 per share depending upon whether or not the average closing price of the Mercantile common stock during such ten day period is more of less than $35.85.

        Each F&M Bancorp shareholder may elect to receive all cash, all Mercantile common stock, or any mixture of Mercantile common stock and cash in exchange for the total number of shares of F&M Bancorp common stock held by such stockholder. The Fixed pools of cash and stock consideration will be allocated among the F&M Bancorp stockholders in accordance with their individual election; provided, however, that to the extent there is an oversubscription for either the cash or the stock pool, the stockholders electing the oversubscribed consideration will be reduced on a pro rata basis as to the amount of such oversubscribed consideration they will be entitled to receive, and will receive an amount of the pool of consideration equivalent in value to the amount of such pro reduction.

Quarterly Financial Data

Condensed Consolidated Statements of Income—Quarterly (Unaudited)

	2002 Three months ended				2001 Three months ended
(in thousand, except per share data)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$28,079	$28,302	$27,819	$27,963	$29,347	$30,469	$30,992	$31,652
Interest expense	8,409	8,938	9,228	9,940	11,657	13,425	13,903	15,361

Net interest income	19,670	19,364	18,591	18,023	17,690	17,044	17,089	16,291
Provision for credit losses	—	350	150	825	621	430	1,535	1,095

Net interest income after provision	19,670	19,014	18,441	17,199	17,069	16,614	15,554	15,196
Noninterest income
Service charges on deposit accounts	2,396	2,348	2,282	2,196	2,236	2,062	2,093	1,978
Insurance income	2,195	2,194	2,540	2,650	1,831	2,133	2,256	2,539
Gains on sales of loans	858	1,233	823	845	963	1,140	750	777
Trust and investment fees	704	407	910	921	835	872	932	915
Gains on sales of securities	—	—	—	—	8	19	33	—
Other	1,467	1,451	1,392	1,401	1,792	1,389	1,368	1,792

Total noninterest income	7,620	7,633	7,947	8,013	7,665	7,615	7,432	8,001
Noninterest Expense
Salaries	7,549	7,199	7,548	7,116	7,183	7,192	7,318	6,871
Incentive compensation	1,179	1,199	572	629	277	478	476	688
Employee benefits	1,466	1,439	1,461	1,912	1,631	1,795	1,250	1,297
Occupancy and equipment	2,437	2,345	2,625	2,474	2,571	2,591	2,520	2,760
Core deposit intangible	246	246	224	215	220	231	231	231
Other	5,227	4,735	4,773	4,431	4,684	4,159	3,950	4,436

Total noninterest expense	18,104	17,163	17,203	16,777	16,566	16,446	15,745	16,283
Income before tax expense	9,186	9,484	9,185	8,435	8,168	7,783	7,241	6,914
Income tax expense	2,921	3,183	3,069	2,657	2,750	2,270	2,030	1,935

Net income	$6,265	$6,301	$6,116	$5,778	$5,418	$5,513	$5,211	$4,979
Earnings per common share	0.58	0.58	0.57	0.53	0.50	0.50	0.47	0.45
Diluted earnings per common share	0.58	0.58	0.56	0.53	0.50	0.50	0.47	0.45
Dividends paid per common share	0.28	0.28	0.28	0.28	0.27	0.27	0.27	0.27

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

        The concept of reasonable assurance is based on the recognition that the cost of internal controls should not exceed the related benefits. As an integral part of internal controls, Bancorp contracted with Ernst & Young LLP, to maintain a professional staff of internal auditors who monitor compliance with and assess the effectiveness of internal controls and coordinate audit coverage with the independent auditors.

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

        The financial statements have been audited by Deloitte & Touche LLP, independent auditors, who render an independent professional opinion on management's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and reported to the shareholders. Their examination provides an objective assessment of the degree to which Bancorp's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing the internal controls and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are presented fairly in all material respects.

March 31, 2003	Faye E. Cannon PRESIDENT & CHIEF EXECUTIVE OFFICER
March 31, 2003	Kaye A. Simmons TREASURER & CHIEF FINANCIAL OFFICER

THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of F&M Bancorp:

        We have audited the accompanying consolidated balance sheet of F&M Bancorp (the Company) as of December 31, 2002 and the related consolidated statement of income, changes in shareholders' equity and comprehensive income, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and December 31, 2000, and for the years then ended were audited by other auditors who have ceased operations. The auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 15, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

McLean, Virginia
February 7, 2003, except for Note 22, as to which the date is March 13, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In April 2002, the Board of Directors, based on a recommendation from the Audit Committee, decided not to renew the engagement of its independent public accountants, Arthur Andersen LLP ("Andersen"). The Bancorp selected Deloitte & Touche LLP as its new independent auditors for the year ended December 31, 2002.

        During the Bancorp's two fiscal years ended December 31, 2001 and 2000, and the subsequent period through April 7, 2002, there were no disagreements between the Bancorp and Andersen on any matters of accounting principles, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen's satisfaction, would cause Andersen to make reference to the matter of disagreement in connection with their reports. Andersen's reports on the Bancorp's consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain any adverse opinions or disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope or accounting principles.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The following table presents information concerning directors. Except as indicated, the directors have been officers of the organizations named below as their principal occupations or of affiliated organizations for more than five years. Information is reported as of February 7, 2003.

A. Continuing Directors – 2003 Class (term expires in 2003)

Name	Positions Held During the Past Five Years	Age
R. Carl Benna	Director of Bancorp since 1989 and Chairman of the Board since 2001. He is President of North American Housing Corp., a modular housing manufacturer	55
Beverly B. Byron	Director of Bancorp since 1993. She is a former member of the U.S. House of Representatives for the 6th District of Maryland. She is Chairman of Maryland Technology Development Corporation. She is a member of the Board of Directors of CareFirst, LMI, and Constellation Energy Group.	70
Maurice A. Gladhill	Director of Bancorp since 1985. He is President of Gladhill Tractor Mart, Inc., a farm equipment dealership in Frederick, MD	52
James K. Kluttz	Director of Bancorp since 1996. He is President and Chief Executive Officer of Frederick Memorial Hospital	61
Richard W. Phoebus, Sr.	Director of Bancorp since 1996. He is President and Chief Executive Officer of Hagerstown/Washington County Industrial Foundation, Inc. and was formerly Chairman, President and Chief Executive Officer of Home Federal Savings Bank and Vice President of Bancorp	64
Thomas R. Winkler	Director of Bancorp since 1992. He is currently a biopharmaceutical consultant and was formerly Executive Vice President and Chief Operating Officer of Bio Whittaker, Inc.	61

B. Continuing Directors – 2004 Class (term expires in 2004)

Name	Positions Held During the Past Five Years	Age
Howard B. Bowen	Director of Bancorp since 1996. He is President of Ewing Oil Co., Inc., a petroleum distributor	51
Albert H. Cohen	Director of Bancorp since 1983. He is an investor and building consultant	80
Charles W. Hoff, III	Director of Bancorp since 1983. He is the retired Chairman of the Board of Bancorp and the Bank	68

C. Continuing Directors – 2005 Class (term expires in 2005)

Name	Positions Held During the Past Five Years	Age
Faye E. Cannon	Director of Bancorp since 1993. She is President and Chief Executive Officer of Bancorp and the Bank	53
Donald R. Hull	Director of Bancorp since 1998. He is President of Hull Company Accountants, Inc	64

Executive Officers

Name and Company Position	Positions Held During the Past Five Years	Age	Years with Company or Predecessors
Faye E. Cannon President and Chief Executive Officer	Chief Executive Officer of the Bancorp and the Bank (1996 to Present); President of the Bancorp and the Bank (1993 to Present)	53	29
David R. Stauffer Senior Executive Vice President & Chief Operating Officer	Vice President of the Bancorp (1990 to Present); Senior Executive Vice President & Chief Operating Officer of the Bank (1998 to Present); Executive Vice President of the Bank (1990 – 1998)	55	13
Kaye A. Simmons Executive Vice President & Chief Financial Officer	Treasurer of the Bancorp (2000 to Present); Executive Vice President & Chief Financial Officer of the Bank (2000 to Present); Senior Vice President of Finance and Treasurer of Citizens Bancorp (1990 – 1997)	47	3
James L. Hogan Executive Vice President & Chief Risk Officer	Executive Vice President & Chief Risk Officer of the Bank (2003 to Present); Senior Vice President & Chief Risk Officer (1998 – 2003)	53	5
Gordon M. Cooley Senior Vice President & General Counsel	Secretary and General Counsel of the Bancorp (1988 to Present); Senior Vice President and General Counsel of the Bank (1998 to Present)	50	18

        There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors. No director or executive officer have been involved in legal proceedings that would be required to be reported over the last five years. The Bancorp does not have any promoters or control persons required to be reported herein.

Item 11. Executive Compensation

The following table sets forth compensation information with respect to the Chief Executive Officer and the other executive officers in 2002 (the "Named Executive Officers").

Summary Compensation Table

	Annual Compensation(1)			Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Options Shares	All Other Compensation(2)
Faye E. Cannon President and CEO of Bancorp and of the Bank	2002 2001 2000	$329,192 295,000 269,298	$231,099 103,250 85,637	25,000 11,379 14,245	$12,000 13,180 11,050
David R. Stauffer Vice President of Bancorp and Senior Executive Vice President and COO of the Bank	2002 2001 2000	217,081 210,900 202,800	121,712 59,052 51,592	25,000 3,428 6,436	12,000 13,074 11,050
Kaye A. Simmons (3) Treasurer of Bancorp and Executive Vice President and CFO of the Bank	2002 2001 2000	184,956 178,000 117,692	103,723 49,840 28,832	23,932 4,310 -0-	12,000 8,779 -0-
James L. Hogan Executive Vice President of the Bank	2002 2001 2000	171,277 166,400 147,885	96,031 46,592 40,704	16,779 3,380 2,109	10,222 9,587 10,480	(4)
Gordon M. Cooley Secretary and General Counsel of Bancorp and Senior Vice President and General Counsel of the Bank	2002 2001 2000	163,115 144,500 131,491	95,251 40,600 33,257	14,621 2,762 4,149	12,000 10,530 8,315

(1)
No Named Executive Officer received any perquisites in 2000, 2001, or 2002 the aggregate amount of which exceeded 10% of the officer's salary and bonus.

(2)
Includes Bancorp contribution to the account of each Named Executive Officer in Bancorp's defined contribution Employee Benefit Plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code for both profit-sharing portion and corporate match of Named Executive Officer's individual contributions to the Plan with a salary cap of $200,000 in 2002 and $170,000 in 2001 and 2000.

(3)
Ms. Simmons was appointed Treasurer of Bancorp on April 10, 2000.

(4)
The Bancorp currently maintains a split-dollar life insurance plan for Mr. Hogan. Under the terms of this insurance policy, Mr. Hogan's beneficiary is entitled to receive $723,140 after reimbursing F&M Bancorp (or it assignee) $247,374.

        The following table sets forth information with respect to stock option grants to the Chief Executive Officer and the Named Executive Officers for the fiscal year ended December 31, 2002. Bancorp does not grant stock appreciation rights.

Options Granted in 2002

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted (1) (shares)	% of Total Options Granted to Employees in Fiscal 2002	Exercise Price (per share)	Expiration Date	5%	10%
Faye E. Cannon	25,000	12.88%	$29.75	6/17/2012	467,740	1,185,346
David R. Stauffer	25,000	12.88%	$29.75	6/17/2012	467,740	1,185,346
Kaye A. Simmons	23,932	12.33%	$29.75	6/17/2012	447,759	1,134,708
James L. Hogan	16,779	8.64%	$29.75	6/17/2012	313,929	795,557
Gordon M. Cooley	14,621	7.53%	$29.75	6/17/2012	273,553	693,238

(1)
All options granted on June 17, 2002. Options exercisable to the extent of 25%, 50%, 75%, and 100% on June 17, 2003, 2004, 2005, and 2006 respectively.

        The following table sets forth information with respect to the value of all options exercised during the fiscal year ended December 31, 2002 and the value of all options held on December 31, 2002 by the Chief Executive Officer and the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Option Values at December 31, 2002

			Numbers of Shares Underlying Unexercised Options at 12/31/02(1)		Value of Unexercised In-the-Money Options at 12/31/02(2)
	Number of Shares Acquired on Exercise
Name		Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Faye E. Cannon	1,170	$20,264	38,593	43,897	$267,691	$205,253
David R. Stauffer	3,188	47,478	22,561	32,161	162,860	110,143
Kaye A. Simmons	-0-	-0-	1,078	27,164	7,697	69,744
James L. Hogan	-0-	-0-	1,900	20,368	19,432	64,205
Gordon M. Cooley	2,294	39,512	10,125	19,409	76,429	70,654

(1)
Based on the differences between aggregate fair market value on date of exercise and aggregate exercise price.

(2)
Based on the difference between aggregate fair market value at December 31, 2002 and aggregate exercise price.

Equity Compensation Plan Disclosure

        Bancorp has five equity compensation plans (excluding plans assumed in merger transactions) under which it may issue shares of Common Stock to its employees, officers, and directors. These plans are: (i) the 1983 Stock Option Plan, as amended in April of 1996; (ii) the 1995 Stock Option Plan; (iii) the Employee Stock Purchase Plan; (iv) the 1999 Employee Stock Option Plan; and (v) the 1999 Stock Option Plan for Non-Employee Directors. All of these compensation plans have been approved by the stockholders of Bancorp. The following table provides information about shares of Common Stock that may be issued upon the exercise of options under all of the Bancorp equity compensation plans as of December 31, 2002. Information with respect to options granted under equity compensation plans that were assumed by Bancorp in connection with merger transactions is found in footnote (1) to the table.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	503,474	$26.35	162,952
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	503,474	$26.35	162,952

(1)
This table excludes options granted under equity compensation plans that were assumed by Bancorp in merger transactions. At December 31, 2002, a total of 5,085 shares of Common Stock was issuable upon exercise of outstanding options granted under plans assumed by Bancorp in merger transactions, including 914 shares issuable upon the exercise of options granted under the Patapsco Valley Bancshares, Inc. Incentive Stock Option Plan, Director Stock Option Plan, and Employee Stock Purchase Plan; 2,779 shares issuable upon exercise of options granted under the Home Federal Corporation 1988 Stock Option and Stock Appreciation Rights Plan; and 1,392 shares issuable upon exercise of options granted under the Monocacy Bancshares, Inc. 1994 Stock Incentive Plan and 1997 Independent Director Stock Option Plan. The weighted average exercise price of all options granted under these plans and outstanding at December 31, 2001 is $15.37. No additional options may be granted under these assumed plans.

Termination of Employment and Change in Control Arrangements

        Bancorp provides an Executive Supplemental Income Plan (the "Supplemental Plan") in which executive officers Cannon and Stauffer participate. The Supplemental Plan provides certain benefits which are integrated with the benefits provided executive officers Cannon and Stauffer under Bancorp's defined contribution employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code. The Supplemental Plan provides for retirement benefits to executive officers Cannon and Stauffer based on 65% of their compensation (salary and bonus) as measured by the greater of (a) compensation paid during the 12 months immediately preceding retirement or (b) the average compensation paid during the three consecutive years of employment that yield the highest average.

        The Supplemental Plan also provides for benefits upon termination of employment following a change in control of the Bank or Bancorp. A change in control is defined as the acquisition by a single person of 25% or more of the combined voting power of the Bank and Bancorp, a majority of the members of the Board of Directors of the Bank or Bancorp is composed of persons not elected or recommended by two-thirds of the then current directors, or a sale of assets to or merger with another corporation whose voting securities are not at least 60% controlled by Bancorp's then current stockholders in substantially the share proportions as their ownership to the Bank and Bancorp immediately prior to the sale or merger. In the event of a termination of employment after a change in control, full compensation benefits will be paid to a participant in the Supplemental Plan until the third anniversary of the change in control. Thereafter, benefits will be based on a fraction of final compensation as detailed above. Assuming current compensation practices continue to retirement, in conjunction with current assumptions relating to contributions to and performance of Bancorp's 401(k) Plan and current assumptions relating to future levels of Social Security benefits, executive officers Cannon and Stauffer would have estimated annual benefits under the Supplemental Plan of $332,512 and $180,490 respectively.

        The Supplemental Plan also provides for a death benefit equal to 50% of a participant's cash compensation if the participant dies while still employed.

        Executive officers Simmons, Hogan and Cooley have employment agreements with Bancorp providing for payments three times their annual compensation (salary and bonus) if they are terminated following a change in control of Bancorp or the Bank.

Directors' Fees and Deferred Compensation & Change in Control Plan

        During 2002, each director of Bancorp (other than employee directors) received a quarterly director's fee of $1,250 plus $400 for each board meeting and board committee meeting attended. Each director of Bancorp (other than employee directors) who also served as a director of the Bank received a quarterly fee of $500 plus $400 for each Bank board meeting and board committee meeting attended in person and $75.00 for each committee meeting attended by teleconference. Bancorp and Bank board committee chairs received $500 for each committee meeting attended.

        During 2002, Chairman Benna received quarterly director's fees of $2,500 and $1,000 for Bancorp and the Bank, respectively, plus attendance fees as detailed above.

        Each Bancorp director may elect to defer all or part of these fees until he or she ceases to be a director. Interest is earned on the deferred amount at a floating rate equal to the "prime rate" as published in the Wall Street Journal's Money Rates Table on December 15th of each year for the next calendar year, currently 4.25%. Payment of the deferred amount may be made to the director or his or her beneficiary in a lump sum or in equal monthly installments over 10 years, as the director elects. The deferred compensation plan also provides all directors a change in control benefit of three times their annual retainer if their service as director is terminated following a change in control.

        In 2002 directors also received options to purchase F&M Bancorp stock, pursuant to the 1999 Stock Option Plan for Non-Employee Directors. All options were granted on April 17, 2002 with an exercise price of $27.10, which represented the closing price as quoted by NASDAQ on the previous day. The number of shares received by each director was equal to 25% of the director's total cash compensation divided by $5.45 which represented the Black Scholes Model calculation of the per share value of F&M Bancorp stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Management

        The following table shows how much of our common stock was beneficially owned as of February 7, 2003 by (i) each director (who was serving as a director as of that date), (ii) each executive officer named in the Summary Compensation Table appearing later in this proxy statement, and (iii) all directors and executive officers as a group. In general, a person "beneficially owns" shares if he or she has or shares with others the right to vote those shares or to invest (dispose of) them, or if he or she has the right to acquire such voting or disposition rights within 60 days of February 7, 2003 (such as by exercising options). To the knowledge of Bancorp, no person beneficially owns more than 5.0% of the outstanding Common Stock of Bancorp.

	Shares Beneficially Owned (1)
			Stock Options Exercisable Within 60 Days	Total of Shares Beneficially Owned
	(A) Sole voting & investment power	(B) Shared voting & investment power				Percent of Common Stock
R. Carl Benna	13,546	2,000	3,671	19,217	(2)	*
Howard B. Bowen	8,645		3,949	12,594		*
Beverly B. Byron	1,135		2,751	3,886		*
Faye E. Cannon	10,418		45,052	55,470		*
Albert H. Cohen	90,093		2,933	93,026	(3)	*
Gordon M. Cooley	15,378		12,496	27,874		*
Maurice A. Gladhill	67,795		3,672	71,467		*
Charles W. Hoff, III	13,878	1,000	1,312	16,190	(4)	*
James L. Hogan	371		3,272	3,643		*
Donald R. Hull	101,205		2,480	79,233	(5)	*
James K. Kluttz	1,597		3,365	4,962		*
Richard W. Phoebus, Sr.	20,887		359	21,246		*
Kaye A. Simmons	0		2,156	2,156		*
David R. Stauffer	4,889		26,399	31,288		*
Thomas R. Winkler	1,337		2,865	4,202		*
All Directors & Executive Officers as a group (15 persons)	351,174	3,000	116,732	470,906

* Less than 1% of F&M Bancorp total outstanding common stock. The percentages shown in the table are based on the total number of shares of F&M Bancorp common stock outstanding on February 7, 2003.

Notes

(1)
Includes shares:
•
As to which the named person has sole voting and investment power.
•
As to which the named person has shared voting and investment power with a family member.
(2)
Includes 1,000 shares and 1,000 shares held by trusts for which Mr. Benna acts as co-trustee, but as to which he disclaims beneficial ownership.
(3)
Includes 27,337 shares held by family members but as to which Mr. Cohen disclaims beneficial ownership.
(4)
Includes 1,000 shares held by a family member but as to which Mr. Hoff disclaims beneficial ownership.
(5)
Includes 16,581 shares and 7,871 shares held by trusts for which Mr. Hull acts as trustee, but as to which he disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions

During the past year Bancorp's subsidiary, Farmers & Mechanics Bank, has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors and officers of Bancorp, the Bank, and with their affiliates on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit did not involve and do not currently involve more than the normal risk of collectibility or present other unfavorable features.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by SEC rules, within the 90-day period prior to the filing date of this report, the Bancorp carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Bancorp's management, including the Bancorp's chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Bancorp's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

        There were no significant changes in the Bancorp's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
List the following documents filed as a part of the report:

1)
Financial Statements: See Listing in Item 8.

2)
Financial Statement Schedules:

  All schedules are omitted, because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto

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
10.2
Unfunded Deferred Compensation Plan for Non-Employee Directors of F&M Bancorp as amended and restated effective October 15, 2002. Filed as Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the period ended September 30, 2002 and incorporated herein by reference.
10.3
Farmers & Mechanics National Bank Executive Supplemental Income Plan as amended and restated effective August 18, 1998. Filed as Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.4	F&M Bancorp Employee Stock Purchase Plan. Filed as Prospectus to Registration Statement on Form S-8 (File #33-39941) and incorporated herein by reference.
10.5	F&M Bancorp Dividend Reinvestment and Stock Purchase Plan. Filed as Post-effective Amendment in July 2002 to Registration Statement on Form S-3 (File #33-39940) and incorporated herein by reference.
10.6	1995 Stock Option Plan of F&M Bancorp. Filed as exhibit 10.1 to Registration Statement on Form S-8 (File #333-02433) and incorporated herein by reference.
10.7	F&M Bancorp 1999 Employee Stock Option Plan. Filed as exhibit 10.19 of the Company's quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.
10.8
F&M Bancorp 1999 Stock Option Plan for Non-Employee Directors. Filed as exhibit 10.20 of the Company's quarterly report on Form 10-Q for the period ended March 31, 1999 and incorporated herein by reference.
10.9
Form of F&M Bancorp Stock Options substituted for Patapsco Valley Bancshares, Inc. stock options issued under the Patapsco Valley Bancshares, Inc. Incentive Stock Option Plan, Director Stock Option Plan and Employee Stock Option Plan. Filed as an exhibit on Form 10K for the year ended December 1999 and incorporated herein by reference.
10.10
Form of F&M Bancorp Stock Options substituted for Home Federal Corporation Stock Options granted under the Home Federal Corporation 1988 Stock Option and Stock Appreciation Rights Plan filed as exhibit 99.3 to Registration Statement on Form S-8 (File #333-16709) and incorporated herein by reference.
10.11
Form of F&M Bancorp stock options substituted for Monocacy Bancshares, Inc. stock options issued under the Monocacy Bancshares, Inc. 1994 Stock Incentive plan and the Monocacy Bancshares, Inc. 1997 Independent Director Stock Option Plan. Filed as an exhibit on Form 10K for the year ended December 1999 and incorporated herein by reference.
10.12
F&M Bancorp Employment Agreement with Kaye A. Simmons as of April 10, 2000. Filed as of the Company's Quarterly Report on Form 10-Q for the quarter ended September 2000 and incorporated herein by reference.
10.13
F&M Bancorp Executive Deferred Compensation Plan adopted April 21, 1998. Filed as Exhibit of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.
10.14	F&M Bancorp Change in Control Employment Agreement with Kaye A. Simmons, Gordon M. Cooley and James L. Hogan. Filed as an exhibit hereto and incorporated herein by reference
21.	Subsidiaries of F&M Bancorp. Filed as an exhibit hereto and incorporated herein by reference.

23.	Notice Regarding Consent of Arthur Andersen LLP Filed as an exhibit hereto and incorporated herein by reference
99.1	CEO Certification of corporate responsibility reports. Filed as an exhibit hereto and incorporated herein by reference
99.2	CFO Certification of corporate responsibility reports. Filed as an exhibit hereto and incorporated herein by reference
(b)
Reports on Form 8-K

1.
Report on Form 8-K, Item 4. Changes to Registrant's Certifying Accountant, was filed April 15, 2002. Announced the selection of Deloitte & Touche, LLP as its new independent public auditors for the year ending December 31, 2002, effective April 8, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&M BANCORP (REGISTRANT)
Dated: March 31, 2003	By:	/s/ FAYE E. CANNON Faye E. Cannon PRESIDENT & CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICERS:
March 31, 2003	/s/ FAYE E. CANNON Faye E. Cannon PRESIDENT & CHIEF EXECUTIVE OFFICER
PRINCIPAL FINANCIAL & ACCOUNTING OFFICER:
March 31, 2003	/s/ KAYE A. SIMMONS Kaye A. Simmons TREASURER & CHIEF FINANCIAL OFFICER
A MAJORITY OF THE BOARD OF DIRECTORS:
March 31, 2003	/s/ R. CARL BENNA R. Carl Benna CHAIRMAN OF THE BOARD
March 31, 2003	/s/ HOWARD B. BOWEN Howard B. Bowen DIRECTOR
March 31, 2003	/s/ BEVERLY B. BYRON Beverly B. Byron DIRECTOR
March 31, 2003	/s/ FAYE E. CANNON Faye E. Cannon DIRECTOR
March 31, 2003	/s/ ALBERT H. COHEN Albert H. Cohen DIRECTOR

March 31, 2003	/s/ MAURICE A. GLADHILL Maurice A. Gladhill DIRECTOR
March 31, 2003	/s/ CHARLES W. HOFF, III Charles W. Hoff, III DIRECTOR
March 31, 2003	/s/ DONALD R. HULL Donald R. Hull DIRECTOR
March 31, 2003	/s/ JAMES K. KLUTTZ James K. Kluttz DIRECTOR
March 31, 2003	/s/ RICHARD W. PHOEBUS, SR. Richard W. Phoebus, Sr. DIRECTOR
March 31, 2003	/s/ THOMAS R. WINKLER Thomas R. Winkler DIRECTOR

Exhibit Index

Exhibit 10.14	Change in Control Agreement
Exhibit 21	Subsidiaries of Registrant
Exhibit 23	Notice Regarding Consent of Arthur Andersen
Exhibit 99.1	CEO Form of Certificate for Annual Reports on Form 10-K
Exhibit 99.2	CFO Form of Certificate for Annual Reports on Form 10-K

QuickLinks

FORM 10-K CROSS-REFERENCE INDEX
Part I
  Item 1. Business
  General
  History and Growth
  Regulation and Supervision
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management Discussion and Analysis of Financial Conditions and Results of Operations
  Overview
  Critical Accounting Policies
  Reserve for Credit Losses
  Valuation of Mortgage Servicing Rights
  Valuation of Identifiable Intangible Assets
  Recent Accounting Standards
  Factors That May Affect Future Results
  Industry Factors
  Company Factors
  Legislative Risk
  Earnings Performance
  Net Interest Income
  Noninterest Income
  Noninterest Expense
  Income Taxes
  Balance Sheet Analysis
  Securities Available for Sale
  Loan Portfolio
  Deposits
  Off-Balance Sheet Arrangements and Contractual Obligations
  Off-Balance Sheet Arrangements
  Contractual Obligations and Other Commitments
  Transactions with Related Parties
  Risk Management
  Credit Risk Management Process
  Nonaccrual and Restructured Loans and Other Assets
  Loans 90 Days or More Past Due and Still Accruing
  Allowance for Credit Losses
  Asset/Liability and Market Risk Management
  Capital Management
  Effects of Changing Prices
  Comparison of 2001 to 2000
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
F&M Bancorp and Subsidiaries Consolidated Balance Sheets
F&M Bancorp and Subsidiaries Consolidated Statement of Income
F&M Bancorp and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
F&M Bancorp and Subsidiaries Consolidated Statements of Cashflow
  Notes to Financial Statements
Management's Responsibility for Financial Reporting
Report of independent public accountants
INDEPENDENT AUDITORS' REPORT
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Summary Compensation Table
  Options Granted in 2002
  Aggregated Option Exercises in Last Fiscal Year and Option Values at December 31, 2002
  Equity Compensation Plan Disclosure
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Stock Ownership of Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Evaluation of Disclosure Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  SIGNATURES
  Exhibit Index