Form 10-Q
period 2003-03-31
F&M BANCORP
filed 2003-05-14
CIK 736473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Common Stock ($5 par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Common Stock of 10,768,101 shares outstanding as of April 23, 2003.

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
Summary Financial Data
Overview
Earnings Performance
Net Interest Income
Provision for Credit Losses
Noninterest Income
Noninterest Expense
Balance Sheet Analysis
Securities Available for Sale
Loan Portfolio
Nonaccrual Loans and Other Assets
Nonaccrual Loans and Other Real Estate Owned
Allowance for Credit Losses
Deposits
Capital Adequacy/Ratios
Contractual Obligations and Other Commitments
Asset/Liability and Market Risk Management
Capital Management

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures
Factors that May Affect Future Results

PART II

Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signature

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with F&M Bancorp’s 2002 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended March 31,
(in thousands, except shares)	2003	2002
INTEREST INCOME
Loans	$20,490	$20,991
Loans held for sale	296	292
Securities available for sale	6,356	6,520
Other interest income	94	160
Total interest income	27,236	27,963
INTEREST EXPENSE
Deposits	6,451	8,849
Short-term borrowings	366	312
Long-term borrowings	946	779
Total interest expense	7,763	9,940
NET INTEREST INCOME	19,473	18,023
Provision for credit losses	525	825
Net interest income after provision for credit losses	18,948	17,198
NONINTEREST INCOME
Service charges on deposit accounts	2,113	2,196
Insurance income	2,940	2,650
Mortgage banking fees	678	845
Trust and investment fees	716	921
Gains on sales of securities	467	—
Gains on sales of property	36	86
Other operating income	1,381	1,315
Total noninterest income	8,331	8,013
NONINTEREST EXPENSE
Salaries	7,330	7,116
Incentive compensation	846	629
Employee benefits	1,436	1,912
Occupancy and equipment expense	2,231	2,474
Core deposit intangible	246	215
Other operating expense	4,607	4,431
Total noninterest expenses	16,696	16,777
INCOME BEFORE INCOME TAX EXPENSE	10,583	8,434
Income tax expense	3,384	2,657
NET INCOME	$7,199	$5,777
EARNINGS PER COMMON SHARE
Earnings per common share	$0.67	$0.53
Diluted earnings per common share	$0.66	$0.53
DIVIDENDS PAID PER COMMON SHARE	$0.29	$0.28
Average common share outstanding	10,738,234	10,852,687
Diluted average common shares outstanding	10,843,032	10,912,294

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	March 31, 2003	December 31, 2002	March 31, 2002
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$67,022	$81,444	$63,675
Federal funds sold	10,210	232	12,909
Total cash and cash equivalents	77,232	81,676	76,584
Loans held for sale	16,798	28,722	15,412
Securities available for sale	627,633	618,452	557,425
Nonmarketable equity securities	7,274	6,780	6,866

Loans	1,317,789	1,305,348	1,170,387
Less: Allowance for credit losses	(13,673)	(13,668)	(14,132)
Net loans	1,304,116	1,291,680	1,156,255

Bank premises and equipment, net	35,172	36,024	34,952
Other real estate owned, net	414	414	610
Interest receivable	9,004	9,513	9,262
Core deposit intangible	1,640	1,886	2,602
Mortgage servicing rights	293	580	963
Cash value of life insurance	12,262	12,109	11,133
Other assets	6,631	7,150	11,459
Total assets	$2,098,469	$2,094,986	$1,883,523

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$294,382	$264,965	$238,430
Interest-bearing	1,355,251	1,330,174	1,294,259
Total deposits	1,649,633	1,595,139	1,532,689

Short-term borrowings	163,636	219,060	100,568
Long-term borrowings	77,918	78,023	63,420
Accrued taxes and other liabilities	17,565	18,508	17,853
Total liabilities	1,908,752	1,910,730	1,714,530
Shareholders’ equity:
Common stock, $5 par value; authorized 50,000,000 shares; issued 10,759,402 shares, 10,729,304 shares, and 10,852,840 shares, respectively	53,797	53,647	54,264
Surplus	71,166	70,598	74,815
Retained earnings	54,197	50,178	37,549
Accumulated other comprehensive income	10,557	9,833	2,365
Total shareholders’ equity	189,717	184,256	168,993
Total liabilities and shareholders’ equity	$2,098,469	$2,094,986	$1,883,523

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)	Number of shares	Common stock	Surplus	Retained earnings	Cumulative other comprehensive (loss) income	Total

Balance at December 31, 2001	10,862,257	$54,311	$75,147	$34,782	$3,185	$167,425
Comprehensive income:
Net income	—	—	—	5,777	—	5,777
Other comprehensive income net of tax:
Net unrealized gains on securities	—	—	—	—	(820)	(820)
Total comprehensive income						4,957
Dividend reinvestment plan	—	—	—	(12)	—	(12)
Cash dividends declared ($.28 per share)	—	—	—	(2,989)	—	(2,989)
Stock consideration for options exercised	(596)	(3)	(4)	(9)	—	(16)
Stock options exercised	14,579	73	183	—	—	256
Stock repurchase and retirement	(23,400)	(117)	(511)	—	—	(628)
Net change	(9,417)	(47)	(332)	2,767	(820)	1,568
Balance at March 31, 2002	10,852,840	$54,264	$74,815	$37,549	$2,365	$168,993

Balance at December 31, 2002	10,729,304	$53,646	$70,598	$50,179	$9,833	$184,256
Comprehensive income:
Net income	—	—	—	7,199	—	7,199
Other comprehensive income net of tax:
Net unrealized gains on securities available for sale, net of reclassification of $287 of net gains included in net income	—	—	—	—	724	724
Total comprehensive income						7,923
Dividend reinvestment plan	—	—	—	—	—	—
Cash dividends declared ($.29 per share)	—	—	—	(3,113)	—	(3,113)
Stock consideration for options exercised	(2,782)	(13)	(18)	(68)	—	(99)
Stock options exercised	32,880	164	586	—	—	750
Net change	30,098	151	568	4,018	724	5,461
Balance at March 31, 2003	10,759,402	$53,797	$71,166	$54,197	$10,557	$189,717

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter ended March 31,
(in thousands)	2003	2002
Cash Flows from Operating Activities
Net income	$7,199	$5,777
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	525	825
Depreciation and amortization	733	976
Amortization of intangibles	533	296
Net premium amortization on investment securities	654	799
Decrease in interest receivable	509	155
Decrease in interest payable	(25)	(300)
Gain on sales of property	(9)	(86)
Gain on sales of securities	(467)	—
Decrease in loans held for sale	11,924	13,365
(Increase) decrease in other assets	(498)	233
(Decrease) increase in other liabilities	(916)	1,202
Gain on sales of loans	(678)	(845)
Net cash provided by operating activities	19,484	22,397
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(138,950)	(61,839)
Proceeds from sales/maturities of securities available for sale	130,673	48,867
Net increase in loans	(12,309)	(7,972)
Purchases of premises and equipment	(61)	(365)
Proceeds from sales of property	216	157
Net cash used in investing activities	(20,431)	(21,152)
Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	56,670	40,719
Net decrease in certificates of deposit	(2,176)	(24,098)
Net decrease in short-term borrowings	(55,424)	(16,977)
Gross debt maturities in long-term borrowings	(105)	(24)
Cash dividends paid	(3,113)	(2,989)
Dividend reinvestment plan	—	(12)
Proceeds from issuance of common stock	651	240
Common stock purchased and retired	—	(628)
Net cash used in financing activities	(3,497)	(3,769)
Net decrease in cash and cash equivalents	(4,444)	(2,524)
Cash and cash equivalents at beginning of year	81,676	79,108
Cash and cash equivalents at end of period	$77,232	$76,584
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	7,788	10,239
Cash payments for income tax	1,795	541
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available for sale, net of income taxes	724	(820)

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

The accounting and reporting policies and practices of the Bancorp conform with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practice within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the financial statements for prior years have been reclassified to conform with the current financial statement presentation.

Descriptions of the significant accounting policies of F&M Bancorp and Subsidiaries (the Bancorp) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Bancorp’s 2002 Annual Report on Form 10-K. There have been no significant changes to these policies.

The table below reflects the fair value-based accounting of stock options under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation.

	Quarter ended March 31,
(in thousands, except per share amounts)	2003	2002
Stock-based compensation cost:
As reported	$—	$—
Pro forma	227	56
Net income
As reported	7,199	5,777
Pro forma	7,060	5,743
Earnings per common share
As reported	$0.67	$0.53
Pro forma	0.66	0.53
Diluted earnings per common share
As reported	$0.66	$0.53
Pro forma	0.65	0.53

2.               Business Combinations

On March 13, 2003 the Bancorp announced plans to be acquired by Mercantile Bankshares Corporation (Mercantile). Mercantile has assets in excess of $10 billion, and is a multi bank holding company headquartered in Baltimore Maryland.  It has 16 banking affiliates in Maryland, one banking affiliate in Delaware and three in Virginia.  The merger, which is subject to regulatory and F&M Bancorp Shareholder approval, is expected to be completed by the end of 2003.

The aggregate amount of consideration that Mercantile will pay in the merger has been fixed at approximately $123.5 million is cash and approximately 10.3 million shares of its common stock.  These fixed pools of consideration were determined based on: (i) an aggregate of 10,740,357 shares of F&M Bancorp common stock outstanding as of the date of the merger agreement, (ii) an agreed upon purchase price of $46 per share, (iii) an exchange ratio of 1.2831 based on an agreed upon value of the Mercantile common stock of $35.85 (the average of the closing sales price of on the NASDAQ National Market System during the ten consecutive trading-day period ended on the day prior to the date of the Merger agreement), and (iv) an agreement to fix 75% of such aggregate consideration in the form Mercantile common stock and 25% in cash.  These pools would increase only in the event of the exercise of outstanding options to purchase shares of F&M Bancorp common stock between March 13, 2003 and the effective time of the merger.  If all of such outstanding options were exercised, the aggregate amount of consideration payable in the merger would increase to approximately $130.7 million and approximately 10.8 million shares.

Under the terms of the merger agreement, each share of F&M Bancorp common stock will be converted to either (i) an amount in cash or (ii) an equivalent value of shares in Mercantile common stock.  The value of the cash or Mercantile common stock that an F&M Bancorp shareholder will receive for each share of F&M Bancorp common stock owned by it will be determined as of the ten consecutive trading-day period ending on the third calendar day immediately prior to the effective time of the merger, in accordance with a formula (including to calculation of a new exchange ratio) based on the average of the closing sales price of the Mercantile common stock on the NASDAQ National Market System during such ten day period.  Thus, while the value of the cash or Mercantile common stock that an F&M Bancorp shareholder will receive for each share of F&M Bancorp common stock owned by it will be equal as of the calculation date, such value may be more or less than $46 per share depending upon whether or not the average closing price of the Mercantile common stock such ten day period is more of less than $35.85.

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

3.               Earnings Per Share

The table below shows dual presentation of earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31,
(in thousands, except per share data)	2003	2002

Net income applicable to common stock (numerator)	$7,199	$5,777

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	10,738.2	10,852.7
Per share	$0.67	$0.53

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	10,738.2	10,852.7
Add: Stock options	104.8	59.6
Diluted average common shares outstanding (denominator)	10,843.0	10,912.3
Per share	$0.66	$0.53

4.               Operating Segments

Operating segments as defined by SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information are components of an enterprise with separate financial information.  The component engages in business activities, from which it derives revenues and incurs expenses and whose operating results management relies on for decision making and performance assessment. The Bancorp, as defined by this standard, does not have any segment whose revenues, reported profit and loss, or assets are 10% or more of the combined revenues of all reporting segments.

5.               Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at March 31 is presented in the following tables.

	March 31, 2003
(in thousands)	Gross carrying amount	Accumulated amortization	Valuation Allowance	Net intangible assets

Amortized intangible assets:
Core deposit intangible	$8,565	$6,925	$—	$1,640
Mortgage servicing rights	1,757	1,054	410	293
Total	$10,322	$7,979	$410	$1,933

	March 31, 2002
(in thousands)	Gross carrying amount	Accumulated amortization	Valuation Allowance	Net intangible assets

Amortized intangible assets:
Core deposit intangible	$8,565	$5,963	$—	$2,602
Mortgage servicing rights	1,757	794	—	963
Total	$10,322	$6,757	$—	$3,565

The projections of amortization expense shown below for mortgage servicing rights are based on asset balances and the interest rate environment as of March 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets. Core deposit intangibles are amortized on useful lives of up to 15 years. The Bancorp reviews other intangible assets for impairment quarterly (except mortgage servicing rights, which are reviewed monthly), or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flow is less than the carrying amount of the asset. Impairment is recognized by accelerating the write off of the asset to the extent that the carrying value exceeds the estimated fair value.

(in thousands)	Core deposit intangibles	Mortgage servicing rights	Total

Three months ended March 31, 2003 (actual)	$214	$65	$279

Year ended December 31, 2003 (estimated)	700	195	895

Estimate for year ended December 31,
2004	737	98	835
2005	203	—	203
2006	—	—	—
2007	—	—	—
2008	—	—	—

6.               Commitments

Various commitments to extend credit (lines of credit) are made in the normal course of the banking business. Total unused lines of credit approximated $171.5 million, $154.1 million and $149.7million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively. In addition, letters of credit are issued for the benefit of customers. Outstanding letters of credit were $27.8 million at March 31, 2003, $23.8 million at December 31, 2002 and $24.4 million at March 31, 2002 in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. A liability of $95 thousand for performance under standby letters of credit was recorded as of March 31, 2003. All standby letters of credit are supported by collateral or recourse provisions that are expected to cover the majority of these obligations.

7.               Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, and FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment to FASB Statement No. 133, collectively (SFAS No. 133) establishes accounting and reporting standards for derivative instruments and for hedging activities. The Bancorp enters into interest rate locks with mortgage loan customers and forward commitments to sell loans to mortgage investors. These are considered derivative instruments under SFAS No. 133.

All derivative instruments are recognized on the balance sheet at fair value. On the date the Bancorp enters into a derivative contract, the Bancorp designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of a unrecognized firm commitment (“fair value hedge”), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income in the same financial statement category of the hedged item. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within stockholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income in the same financial statement category as the hedged item.

The fair value of derivative instruments was $480 thousand recorded in other assets and $571 thousand recorded in accrued expenses and other liabilities at March 31, 2003.

8.               Recent Accounting Standards

In June 2002, the FASB issued Statement No. 146 (SFAS No. 146), Accounting for Cost Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for cost associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This statement is effective for activities initiated after December 31, 2002.The Bancorp adopted this SFAS No. 146 as of January 1, 2003 with no material impact on the financial condition or results of operations for the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45).  The initial recognition and measurement provision of FIN 45 are effective for guarantees issued or modified after December 31, 2002.  Accounting for guarantees issued prior to this date is unaffected by FIN 45. This statement is effective for the Bancorp and has been adopted as of January 1, 2003. The adoption of this statement did not have a material impact on the Bancorp’s financial position or results of operations.

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), Accounting for Stock-based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for fiscal years ending after December 15, 2002. This statement is effective for the Bancorp and has been adopted as of January 1, 2003. The adoption of this statement did not have a material impact on the Bancorp’s financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA

	Quarter ended			% Change Mar. 31, 2003 from
(in thousands, except per share amounts)	Mar 31, 2003	Dec 31, 2002	Mar 31, 2002	Dec 31, 2002	Mar 31, 2002
For the Period
Net income	7,199	6,265	5,777	15%	25%
Diluted earnings per common share	0.66	0.58	0.53	15	25
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.42%	1.24%	1.26%	15	13
Net income applicable to common stock to average common stockholders equity (ROE)	15.59%	13.57%	13.71%	15	14
Efficiency ratio(1)	58.64%	64.61%	62.39%	(9)	(6)

Dividends paid per common share	0.29	0.28	0.28	4	4
Average common shares outstanding	10,738,234	10,767,352	10,852,687	—	(1)
Diluted average common shares outstanding	10,843,032	10,857,658	10,912,294	—	(1)

Total revenue	27,804	27,290	26,037	2	7

Average loans	1,306,446	1,269,793	1,164,992	3	12
Average assets	2,056,449	2,012,166	1,860,937	2	11
Average deposits	1,595,580	1,569,537	1,508,003	2	6

Net interest margin	4.19%	4.24%	4.34%	(1)	(3)

At Period End
Securities available for sale	627,633	618,452	557,425	1	13
Loans	1,317,789	1,305,348	1,170,387	1	13
Allowance for credit losses	(13,673)	(13,668)	(14,132)	—	(3)
Assets	2,098,469	2,094,986	1,883,523	—	11
Deposits	1,649,633	1,595,139	1,532,689	3	8
Shareholders’ equity	189,717	184,256	168,993	3	12
Tier 1 capital(2)	177,491	172,648	164,848	3	8
Total capital(2)	191,952	186,316	178,980	3	7

Capital ratios
Shareholders’ equity to assets	9.04%	8.80%	8.97%	3	1
Risk-based capital(2)
Tier 1 capital	11.85%	11.74%	12.40%	1	(4)
Total capital	12.82%	12.67%	13.47%	1	(5)
Leverage(2)	8.64%	8.59%	8.87%	1	(3)

Book value per common share	17.67	17.11	15.57	3	13
Staff (active, full-time equivalent)	728	708	755	3	(4)
Common Stock Price
High	44.94	35.00	28.85	28	56
Low	28.45	30.75	25.05	(7)	14
Period end	44.01	32.00	26.99	38	63
Credit quality
Nonperforming assest / total assets	0.12%	0.12%	0.13%	—	(8)
Net chargeoffs/total loans	0.16%	0.12%	0.22%	33	(27)
Allowance for credit losses/total loans	1.05%	1.08%	1.21%	(3)	(13)

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

Net income for the first quarter of 2003 reached a record $7.2 million, an increase of 25% compared with earnings of $5.8 million for the first quarter of 2002. Earnings per diluted share for the first quarter of 2003 reached a record $0.66 per share, a 25% increase over the prior year’s $0.53 per share results. Return on average assets (ROA) was 1.42% and return on average equity (ROE) was 15.59% for the first quarter of 2003, compared with 1.26% and 13.71%, respectively, for the same period of 2002.

Net interest income on a taxable-equivalent basis was $20.1 million for the first quarter of compared with $18.8 million for the same periods of 2002. The Bancorp’s net interest margin was 4.19% for the first quarter, compared with 4.34% for the same periods of 2002.

Noninterest income totaled $8.3 million for the first quarter, compared with $8.0 million and for the same periods of 2002, a 4% increase. Noninterest expense totaled $16.7 million for the first quarter of 2003, compared with $16.8 million for the same periods of 2002.

The provision for credit losses was $525 thousand in the first quarter of 2003, compared with $825 thousand in the same periods in 2002. During the first quarter of 2003, net charge-offs were $520 thousand, or .16% of average loans outstanding (annualized), compared with $640 thousand, or .22%, in the first quarter of 2002. The provision for credit losses for the first quarter was maintained at the experience level of net charge-offs. The allowance for credit losses was $13.7 million, or 1.05% of total loans, at March 31, 2003, compared with $13.7 million, or 1.08%, at December 31, 2002 and $14.1 million, or 1.21% at March 31, 2002.

At March 31, 2003, total nonperforming assets were $2.6 million, or .12% of total assets, compared with $2.5 million, or .12%, at December 31, 2002 and $2.4 million, or .13%, at March 31, 2002. Foreclosed assets amounted to $414 thousand at March 31, 2003 and December 31, 2002, and $610 thousand at March 31, 2002.

At March 31, 2003, the ratio of shareholders’ equity to total assets was 9.04%, compared with 8.97% at March 31, 2002. The Bancorp’s total risk-based capital (RBC) ratio at March 31, 2003 was 12.82% and its Tier 1 RBC ratio was 11.85%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively for bank holding companies. The Bancorp’s ratios at March 31, 2002 were 13.47% and 12.40%, respectively. The Bancorp’s leverage ratio was 8.64% at March 31, 2003 and 8.87% at March 31, 2002, exceeding the minimum regulatory guideline of 3% for bank holding companies.

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

The determination of the allocated allowance for portfolios of larger commercial and commercial real estate loans involves a review of individual higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss indicators, and in some cases, strategies for resolving problem credits. These considerations are supplemented by the application of loss factors delineated by individual loan grade to the existing distribution of risk exposures, which provides an assessment of inherent losses across the entire wholesale lending portfolio segment which respond to shifts in portfolio risk indicators. The loss factors used for this analysis have been derived from tracking historical loss experience by asset loan grade over a 5-year period. The loan loss allocations arrived at through this factor methodology are adjusted by management’s judgement concerning the effect of recent economic events on portfolio performance.

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

While coverage of one year’s losses is often adequate (particularly for homogeneous pools of loans), the time period covered by the allowance may vary by portfolio, based on the Bancorp’s best estimate of the inherent losses in the entire portfolio as of the evaluation date. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component includes management’s judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors; correspondingly, the relationship of the unallocated component to the total allowance for credit losses may fluctuate from period to period.  Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

The Bancorp’s determination of the level of the allowance and, correspondingly, the provision for credit losses rests upon various judgements and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Bancorp’s ongoing examination process and that of its regulators. The Bancorp has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to the President and Chief Executive Officer, the Board of Directors and its Audit Committee. Such reviews also assist executive management in establishing the level of the allowance.

The Bancorp is examined annually by the Federal Reserve Board and the State of Maryland, including specific segments of the loan portfolio.

The Bancorp considers the allowance for credit losses of $13.7 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at March 31, 2003.

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

Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying mortgage loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the mortgage servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Bancorp monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. By adjusting the allowance, as necessary each quarter, the Bancorp mitigates its risk to material adverse changes in the value of the portfolio. See further discussion in Note 1 and Note 16 to Financial Statements of F&M Bancorp’s 2001 Annual Report on Form 10-K.

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $20.1 million in first quarter 2003, up 7% from first quarter of last year. The increase in net interest income was largely due to solid earning asset and core deposit growth, offset by a decline in net interest margin from 4.34 percent a year ago to 4.19 percent in first quarter 2003. The average earning asset growth of $191 million included an increase of $141 million in the loan portfolio and $59 million in the securities portfolio, offset by a $9 million decline in short-term funds. The margin compression in the first quarter reflected the earning asset growth being funded by a greater proportion of interest-bearing liabilities rather than noninterest-bearing deposits and equity as well as asset yields declining at a faster rate than interest-bearing liability costs. Average funding costs declined 80 basis points in first quarter 2003, while average net asset yields declined 83 basis points.

An important contributor to the growth in net interest income from first quarter 2003 was a 6% increase in core deposits, the Bancorp’s lowest cost source of funding. Average core deposits were $1.596 million and $1.508 million and funded 78% and 81% of the Bancorp’s average total assets in the first quarter of 2003 and 2002, respectively. Total average interest-bearing deposits increased to $1.336 million in first quarter 2003 from $1.283 million a year ago. For the same period, total average noninterest-bearing deposits increased to $259 million from $225 million. While certificates of deposits declined on average from $626 million to $619 million, noninterest-bearing checking and other core deposit categories increased on average from $880 million to $1.064 million in first quarter 2003 reflecting the Bancorp’s success in growing customer relationships.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS)(1)

	Quarter ended Mar. 31,
	2003			2002
(in thousands)	Average Balance	Interest income/ expense	Yields/ rates	Average Balance	Interest income/ expense	Yields/ rates
ASSETS
Interest earning assets:
Short-term funds	$3,150	$10	1.29%	$12,360	$44	1.44%
Loans held for sale	19,400	296	6.19	19,082	292	6.21
Securities available for sale(2)(4);
U.S. Treasury and federal agencies	84,764	767	3.67	41,875	462	4.47
U.S. States and political subdivisions	106,327	1,711	6.53	118,421	2,025	6.93
Mortgage-backed securities	377,718	4,157	4.46	387,049	4,702	4.93
Other securities	43,086	320	3.01	5,882	41	2.83
Total investment securities	611,896	6,955	4.61	553,227	7,230	5.30
Nonmarketable equity securities	6,819	84	5.00	6,934	116	6.78
Portfolio Loans(3)(4):
Commercial	172,608	2,502	5.88	159,896	2,822	7.16
Residential real estate	356,418	5,198	5.91	264,514	4,780	7.33
Commercial real estate	406,472	6,710	6.69	335,340	6,210	7.51
Real estate construction	103,832	1,404	5.48	104,419	1,448	5.62
Consumer installment	267,116	4,743	7.20	300,823	5,802	7.82
Total loans	1,306,446	20,557	6.38	1,164,992	21,062	7.33
Total interest-earning assets	1,947,711	27,902	5.81	1,756,595	28,744	6.64
Total noninterest-earning assets	108,738			104,342
Total assets	$2,056,449			$1,860,937

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits
Savings	$226,656	$498	0.89	$193,596	$581	1.22
Checking	212,000	162	0.31	197,733	260	0.53
Money market accounts	278,182	748	1.09	266,285	1,112	1.69
Certificates of deposit	619,303	5,043	3.30	625,737	6,896	4.47
Total interest-bearing deposits	1,336,141	6,451	1.96	1,283,351	8,849	2.80
Short-term borrowings	177,236	366	0.84	102,975	312	1.23
Long-term borrowings	77,954	946	4.92	63,429	779	4.98
Total interest-bearing liabilities	1,591,331	7,763	1.98%	1,449,755	9,940	2.78%
Noninterest bearing liabilities:
Demand deposits	259,439			224,652
Other liabilities	18,411			15,606
Total noninterest bearing liabilities	277,850			240,258
Shareholders’ equity	187,268			170,924
Total liabilities and shareholders’ equity	$2,056,449			$1,860,937
Net interest income and net interest margin on a taxable-equivalent basis(4)		$20,139	4.19%		$18,804	4.34%

(1)          The average prime rate of the Bancorp was 4.56% and 5.17% for the quarters ended March 31, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.56% and 2.16% for the quarters ended March 31, 2003 and 2002, respectively.

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the first quarter of 2003 decreased by $300 thousand over the year-ago quarter due to the improving credit quality of the loan portfolio. The provision for credit losses during the quarter represented approximately 100 percent of net charge-offs. Losses incurred in the first quarter were primarily in the consumer portfolio and were stable compared to previous quarters.

NONINTEREST INCOME

(in thousands)	Quarter ended Mar. 31		% Change
	2003	2002

Service charges on deposit accounts	$2,113	$2,196	(4)%
Trust and investment fees:
Asset management and custody fees	474	611	(22)
Mutual fund and annuity sales fees	242	310	(22)
Total trust and investment fees	716	921	(22)
Other fees:
Cash network fees	782	711	10
Charges and fees on loans	95	69	38
Bank-owned life insurance	175	123	42
All other fees	329	412	(20)
Total other fees	1,381	1,315	5
Mortgage banking fees:
Origination and other closing fees	324	219	48
Net gains on mortgage loan sales	555	567	(2)
Servicing fees, net of amortization	(201)	59	(494)
Total mortgage banking fees	678	845	(19)
Insurance	2,940	2,650	11
Net gains (losses) on securities sold	467	—	100
Net gains (losses) on sale of property	36	86	(58)
Total	$8,331	$8,013	4%

Noninterest income was $8.3 million for first quarter 2003, up 4 percent from $8.0 million in the first quarter of last year. Fee income growth generated in the first quarter through increases in cash network fees and strong insurance sales were offset by declines in trust and investment fees. Mortgage banking fees of $678 thousand in the first quarter of 2003 were impacted by a $222 thousand charge recorded for the impairment of mortgage servicing rights. Noninterest income during the first quarter of 2003 also included $467 thousand in gains on sales of securities due to a repositioning of the investment portfolio as part of the ongoing asset/liability management strategy of the Bancorp.

NONINTEREST EXPENSE

(in thousands)	Quarter ended Mar. 31		% Change
	2003	2002

Salaries	$7,330	$7,116	3%
Incentive compensation	846	629	34
Employee benefits	1,436	1,912	(25)
Occupancy and equipment	2,231	2,474	(10)
Professional services	566	489	16
Telecommunications	326	302	8
Advertising and promotions	367	504	(27)
Computer software and maintenance	351	342	3
Stationary and office supplies	366	386	(5)
Core deposit intangible amortization	246	215	14
Postage	238	260	(8)
Other real estate owned	1	10	(90)
All other	2,392	2,138	12
Total	$16,696	$16,777	(0)%

Management views the efficiency ratio (the ratio of noninterest expense to the sum of tax equivalent net interest income and noninterest income) as an important measure of overall operating expense performance and cost management. Bancorp’s efficiency ratio decreased to 58.64% for the quarter compared to 62.39% for the comparable period in 2002.

Salary expenses of $7.3 million for the first quarter 2003 were 3% higher then the prior year’s quarter due to normal merit increases. Incentive compensation increased by 34% due to Bancorp’s strong financial performance as measured by our team-based compensation and sale programs. Employee benefit costs for the first quarter of 2003 were 25% less that the comparable quarter of 2002 due to lower medical claims incurred during the period.

Occupancy expenses for the quarter of $2.2 million decreased $243 thousand or 10% compared to the first quarter of 2002 due to branch consolidation efforts in the previous year.

INCOME TAXES

For the first quarter of 2003, provision for income taxes increased by 27.4% to $3.4 million from the previous year quarter and was directly related to the increase in pretax operating earnings. The first quarter 2003 effective tax rate was 31.18% compared to 31.50% in the prior year as most of the components of the increased revenues are fully taxable.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity or trading at the end of the periods presented.

	March 31, 2003		December 31, 2002		March 31, 2002
(in thousands)	Cost	Estimated fair value	Cost	Estimated fair value	Cost	Estimated fair value

Securities of U. S. Treasury and federal agencies	$74,591	$76,866	$77,809	$79,830	$44,965	$45,388
Securities of U. S. states and political subdivisions	98,196	102,906	104,792	108,487	114,654	116,221
Mortgage-backed securities	394,172	401,335	384,530	391,988	387,462	387,578
Other	41,301	42,023	33,041	33,556	4,048	3,893
Total debt securities	608,260	623,130	600,172	613,861	551,129	553,080
Marketable equity securities	2,751	4,503	2,751	4,591	2,751	4,345

Total	$611,011	$627,633	$602,923	$618,452	$553,880	$557,425

The following table provides the components of the estimated unrealized net gains on securities available for sale for the end of each period presented. The estimated unrealized net gain or loss on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.

(in thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Estimated unrealized gross gains	17,276	16,433	6,587
Estimated unrealized gross losses	654	904	3,042
Estimated unrealized net gain	16,622	15,529	3,545

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 2 years at March 31, 2003. Expected remaining maturities will differ from contractual maturities because obligations may be prepaid.

LOAN PORTFOLIO

				% Change Mar. 31, 2003 from
(in thousands)	Mar. 31 2003	Dec. 31, 2002	Mar. 31 2002	Dec. 31, 2002	Mar. 31 2002

Commercial(1)	$167,746	$174,975	$160,211	(4)%	5%
Residential real estate(2)	363,708	348,289	269,936	4	35
Commercial mortgage	414,294	403,870	339,442	3	22
Real estate construction	110,824	105,047	103,309	5	7
Consumer installment	261,217	273,167	297,489	(4)	(12)
Total loans (net of unearned income, including net deferred loan fees, of $785, $699 and $150	$1,317,789	$1,305,348	$1,170,387	1%	13%

(1)          Includes agricultural loans (loans to finance agricultural production) of $206 thousand, $308 thousand and $417 thousand at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

(2)          Includes agricultural loans that are secured by real estate of $6,778 thousand, $6,516 thousand and $5,570 thousand at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

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

NONACCRUAL LOANS AND OTHER REAL ESTATE OWNED

(in thousands)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Nonaccrual loans:
Commercial	$1,397	$1,186	$1,667
Residential real estate	—	126	127
Commercial mortgage	481	461	2
Real estate construction	71	71	—
Consumer installment	225	233	26
Total nonaccrual loans	$2,174	$2,077	$1,822
As a percentage of total loans	0.16%	0.16%	0.16%

Other real estate owned	414	414	610
Total nonaccrual loans and other real estate owned	$2,588	$2,491	$2,432
As a percentage of total assets	0.12%	0.12%	0.13%
Loans past due 90 days as to interest & principal	$917	$1,191	$1,302

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

ALLOWANCE FOR CREDIT LOSSES

	Quarter ended
(in thousands)	March 31, 2003	March 31, 2002

Balance, beginning of period	$13,668	$13,947

Provision for credit losses	525	825

Loan charge-offs:
Commercial	62	73
Residential mortgage	133	8
Commercial mortgage	—	—
Real estate construction		—
Consumer	945	1,261
Total loans charged-off	1,140	1,342
Loan recoveries:
Commercial	125	26
Residential mortgage	2	—
Commercial mortgage	1	1
Real estate construction	—	—
Consumer	492	675
Total loan recoveries	620	702
Net charge-offs	520	640

Balance, end of period	$13,673	$14,132

Total net loan charge-offs as a percent of average total loans (annualized)	0.16%	0.22%
Allowance as a percentage of total loans	1.05%	1.21%

The Bancorp considers the allowance for loan losses of $13.7 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at March 31, 2003. During the quarter a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The credit quality of the loan portfolio remains exceptionally strong with very low levels of impaired loans and declining historical loss ratios which are the primary drivers of the necessary allowance for credit losses.

DEPOSITS

The following table shows comparative detail of deposits.

(in thousands)	March 31, 2003	December 31, 2002	March 31, 2002

Noninterest-bearing demand deposits	$294,382	$264,965	$238,430
Interest-bearing deposits:
Checking	216,909	220,509	213,335
Savings	234,428	217,342	205,227
Money market	285,175	271,409	269,048
Certificates of deposit	618,739	620,914	606,649
Total deposits	$1,649,633	$1,595,139	$1,532,689

CAPITAL ADEQUACY/RATIOS

The Bancorp and its subsidiary bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

	Actual		For capital adequacy purposes		To be well capitalized under the FDICIA prompt corrective action provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003:
Total capital (to risk-weighted assets)
F&M Bancorp	$192	12.82%	$120	8.00%	$150	10.00%
Farmers & Mechanics Bank	$184	12.35	$119	8.00	$149	10.00

Tier 1 capital (to risk-weighted assets)
F&M Bancorp	$177	11.85%	$60	4.00%	$90	6.00%
Farmers & Mechanics Bank	$170	11.43	$60	4.00	$89	6.00

Tier 1 capital (to average assets) (Leverage ratio)
F&M Bancorp	$177	8.64%	$82	4.00%	$103	5.00%
Farmers & Mechanics Bank	$170	8.36	$81	4.00	$102	5.00

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Through the normal course of operations, the Bancorp has entered into certain contractual obligations and commitments. Such obligations generally relate to the funding of operations as well as leases for premises and equipment. As a financial services provider, the Bancorp routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. While contractual obligations represent future cash requirements of the Bancorp, a portion of commitments to extend credit are likely to expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made in the regular course of business. FIN 45 has been adopted by the Bancorp as of January 1, 2003 and has been applied to all such commitments that fall under this statement.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management comprises the evaluation, monitoring, and management of the Bancorp’s interest rate risk, market risk and liquidity and funding. The Asset/Liability Management Committee (ALCO) maintains oversight of these risks. The Committee is comprised of senior financial and senior business executives.

INTEREST RATE RISK

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see “Market Risk and Asset/Liability Management” in the Bancorp’s 2002 Annual Report on Form 10-K.

Management believes that medium term (12-month horizon) interest rate risk is best measured by simulation modeling.  This analysis calculates expected net interest income based upon historical trends, spreads to market rates, historical market relationships, prepayment behavior and current and expected product offerings.  The bank currently maintains a modest sensitivity to changes in interest rates.  For example, if rates were to rise instantaneously by 1.00% or 2.00%, net interest income would increase by 0.3% and decline 1.0%, respectively.  Conversely, if rates were to decline instantaneously, net interest income over the next 12 months would decline by 1.7% and 7.4%, respectively. The principal source of risk to net interest income in a falling rate scenario is that certain short-term market rates and a majority of the Bank’s deposit rates are currently below 2.0%. Since these rates cannot decline below a floor rate of 0%, these liability products will not fully re-price in the down rate scenarios.

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

Uses of capital include investments for organic growth, acquisitions of banks and other financial services companies, dividends and share repurchases. During the first three months of 2003, the Bancorp’s consolidated assets increased by $141 million, or 8%. During 2001, the Board of Directors authorized the repurchase of up to 500,000 shares of the Bancorp’s outstanding common stock. At March 31, 2003, the total remaining common stock repurchase authority was approximately 140 thousand shares.

Sources of capital include retained earnings and common stock issuance. In the first three months of 2003, total net income was $7.2 million and the change in retained earnings was $4.1 million after payment of $3.1 million in common stock dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item as of December 31, 2002 is set forth in “Asset Liability and Market Risk Management” on pages 32-34 of the registrant’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Within the ninety days prior to the filing of this report, the Bancorp’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective. There were no significant changes in the Bancorp’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

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

There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis” and –Asset/Liability and Market Risk Management”). Factors relating to regulation and supervision of the Bancorp are described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The holding company and its subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect customers, federal deposit insurance funds and the banking system as a whole, not security holders. Changes to statutes, regulations and regulatory policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of non-banks to offer competing financial services and products. Also, our failure to comply with laws, regulations and policies could result in sanctions by regulatory agencies and damage our reputation. For more information, refer to the “Regulation and Supervision” section in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common stock. Various federal and state laws and regulations limit the amount of dividends that our bank and certain non-bank subsidiaries may pay to the holding company. For more information, refer to “Dividend Restrictions” in our Annual Report on Form 10-K as of December 31, 2002.

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

PART II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

(d) F&M Bancorp and Mercantile Bankshares Corporation recently announced a definitive merger agreement, subject to shareholder and regulatory approval. As a result, we will not be holding our Annual Meeting of Stockholders as previously scheduled for April 15, 2003. Instead, we will provide you with a prospectus and additional information regarding the merger transaction in the coming months, including the date for a Special Meeting of Stockholders for the purpose of voting on the merger.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1 CEO Certification of corporate responsibility for financial reports. Filed as an exhibit hereto and incorporated herein by reference

99.2 CFO Certification of corporate responsibility for financial reports. Filed as an exhibit hereto and incorporated herein by reference

(b)                                 Reports on Form 8-K

Form 8-K, filed dated March 13, 2003, Item 5.

Form 8-K, filed dated April 21, 2003, Item 5.

Form 8-K, filed dated April 25, 2003, Item 5.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&M BANCORP
(Registrant)

May 14, 2003	/s/ Faye E. Cannon
Date	FAYE E. CANNON
PRESIDENT AND CEO

May 14, 2003	/s/ Kaye A. Simmons
Date	KAYE A. SIMMONS
CFO AND TREASURER