Form 10-Q
period 2003-06-30
F&M BANCORP
filed 2003-08-08
CIK 736473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock of 10,785,723 shares outstanding as of July 18, 2003.

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

Signature

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with F&M Bancorp’s 2003 Annual Report on Form 10-K.

PART I – FINANCIAL INFORMATION

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(in thousands, except shares)	2003	2002	2003	2002
INTEREST INCOME
Loans	$20,080	$20,447	$40,571	$41,439
Loans held for sale	368	203	664	495
Securities available for sale	5,994	7,011	12,350	13,554
Other interest income	101	158	194	294
Total interest income	26,543	27,819	53,779	55,782
INTEREST EXPENSE
Deposits	6,301	8,071	12,751	16,920
Short-term borrowings	333	329	700	641
Long-term borrowings	931	828	1,876	1,607
Total interest expense	7,565	9,228	15,327	19,168
NET INTEREST INCOME	18,978	18,591	38,452	36,614
Provision for credit losses	700	150	1,225	975
Net interest income after provision for credit losses	18,278	18,441	37,227	35,639
NONINTEREST INCOME
Service charges on deposit accounts	2,285	2,282	4,398	4,478
Insurance income	3,201	2,540	6,141	5,190
Mortgage banking fees	1,247	814	1,925	1,651
Trust and investment fees	760	910	1,476	1,831
Gains on sales of securities	50	—	516	—
Gains on sales of property	189	36	225	122
Other operating income	1,514	1,357	2,896	2,672
Total noninterest income	9,246	7,939	17,577	15,944
NONINTEREST EXPENSE
Salaries	7,731	7,549	15,063	14,663
Incentive compensation	968	573	1,814	1,202
Employee benefits	1,721	1,459	3,158	3,373
Occupancy and equipment expense	2,537	2,625	4,768	5,099
Core deposit intangible	237	224	483	439
Other operating expense	3,579	4,765	8,184	9,188
Total noninterest expenses	16,773	17,195	33,470	33,964
INCOME BEFORE INCOME TAX EXPENSE	10,751	9,185	21,334	17,619
Income tax expense	3,230	3,069	6,614	5,726
NET INCOME	$7,521	$6,116	$14,720	$11,893
EARNINGS PER COMMON SHARE
Earnings per common share	$0.70	$0.57	$1.37	$1.10
Diluted earnings per common share	$0.68	$0.56	$1.35	$1.09
DIVIDENDS PAID PER COMMON SHARE	$0.29	$0.28	$0.58	$0.56
Average common shares outstanding	10,772,543	10,814,183	10,755,483	10,833,329
Diluted average common shares outstanding	11,017,292	10,877,815	10,942,118	10,895,311

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except shares)	June 30, 2003	December 31, 2002	June 30, 2002
ASSETS
Cash and due from banks	$81,916	$81,444	$58,732
Federal funds sold	143	232	8,327
Total cash and cash equivalents	82,059	81,676	67,059

Loans held for sale	24,110	28,722	10,655
Securities available for sale	651,710	618,452	606,826
Nonmarketable equity securities	7,274	6,780	6,866

Loans	1,331,509	1,305,348	1,171,946
Less: Allowance for credit losses	(12,980)	(13,668)	(13,999)
Net loans	1,318,529	1,291,680	1,157,947

Bank premises and equipment, net	36,109	36,024	34,751
Other real estate owned, net	422	414	354
Interest receivable	8,572	9,513	8,982
Core deposit intangible	1,403	1,886	2,378
Mortgage servicing rights	274	580	898
Cash value of life insurance	12,408	12,109	11,256
Other assets	5,936	7,150	8,132
Total assets	$2,148,806	$2,094,986	$1,916,104

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$307,694	$264,965	$260,082
Interest-bearing	1,386,763	1,330,174	1,289,159
Total deposits	1,694,457	1,595,139	1,549,241

Short-term borrowings	166,012	219,060	96,437
Long-term borrowings	77,692	78,023	78,342
Accrued taxes and other liabilities	15,421	18,508	14,622
Total liabilities	1,953,582	1,910,730	1,738,642
Shareholders’ equity:
Common stock, $5 par value; authorized 50,000,000 shares; issued 10,784,383 shares, 10,862,257 shares, and 10,884,140 shares, respectively	53,922	53,646	53,882
Surplus	71,720	70,598	72,121
Retained earnings	58,352	50,179	43,657
Accumulated other comprehensive income	11,230	9,833	7,802
Total shareholders’ equity	195,224	184,256	177,462
Total liabilities and shareholders’ equity	$2,148,806	$2,094,986	$1,916,104

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)	Number of shares	Common stock	Surplus	Retained earnings	Accumulated other comprehensive (loss) income	Total

Balance at December 31, 2001	10,862,257	$54,311	$75,147	$34,782	$3,185	$167,425
Comprehensive income:
Net income	—	—	—	11,893	—	11,893
Other comprehensive income net of tax:
Net unrealized gains on securities	—	—	—	—	4,617	4,617
Total comprehensive income						16,510
Dividend reinvestment plan	—	—	—	(24)	—	(24)
Cash dividends declared ($.56 per share)	—	—	—	(2,985)	—	(2,985)
Stock consideration for options exercised	(596)	(3)	(674)	(9)	—	(686)
Stock options exercised	30,484	152	469	—	—	621
Stock repurchase and retirement	(115,830)	(578)	(2,821)	—	—	(3,399)
Net change	(85,942)	(429)	(3,026)	8,875	4,617	10,037
Balance at June 30, 2002	10,776,315	$53,882	$72,121	$43,657	$7,802	$177,462

Balance at December 31, 2002	10,729,304	53,646	70,598	50,179	9,833	184,256
Comprehensive income:
Net income	—	—	—	14,720	—	14,720
Other comprehensive income net of tax:
Net unrealized gains on securities available for sale, net of reclassification of $317 of net gains included in net income	—	—	—	—	1,397	1,397
Total comprehensive income						16,117
Dividend reinvestment plan	—	—	—	—	—	—
Cash dividends declared ($.58 per share)	—	—	—	(6,236)	—	(6,236)
Stock consideration for options exercised	(9,572)	(47)	(62)	(311)	—	(420)
Stock options exercised	64,651	323	1,184	—	—	1,507
Stock repurchase and retirement	—	—	—	—	—	—
Net change	55,079	276	1,122	8,173	1,397	10,968
Balance at June 30, 2003	10,784,383	$53,922	$71,720	$58,352	$11,230	$195,224

F&M BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six months ended June 30,
(in thousands)	2003	2002
Cash Flows from Operating Activities
Net Income	$14,720	$11,893
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,225	975
Depreciation and amortization	1,480	1,939
Amortization of intangibles	789	591
Net premium amortization on investment securities	1,254	1,349
Decrease in interest receivable	941	435
Decrease in interest payable	(18)	(407)
Gain on sales of property	(225)	(122)
Gain on sales of securities	(516)	—
Decrease in loans held for sale	4,612	18,124
(Increase) decrease in other assets	(247)	372
Decrease in other liabilities	(3,068)	(1,923)
Gain on sales of loans	(1,925)	(1,721)
Net cash provided by operating activities	19,022	31,505
Cash Flows from Investing Activities
Purchases of investment securities available for sale	(253,846)	(159,741)
Proceeds from sales/maturities of securities available for sale	221,915	105,340
Net Increase in loans	(26,327)	(8,998)
Purchases of premises and equipment	(1,745)	(1,126)
Proceeds from sales of property	575	481
Net cash used in investing activities	(59,428)	(64,044)
Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits, interest-bearing checking, savings and money market accounts	92,705	74,231
Net increase (decrease) in certificates of deposit	6,614	(41,058)
Net decrease in short-term borrowings	(53,050)	(21,108)
Gross debt issued in long-term borrowings	—	15,000
Gross debt maturitiess in long-term borrowings	(331)	(102)
Cash dividends paid	(6,236)	(2,984)
Dividend reinvestment plan	—	(24)
Proceeds from issuance of common stock	1,087	(65)
Common stock purchased and retired	—	(3,400)
Net cash provided by financing activities	40,789	20,490
Net increase (decrease) in cash and cash equivalents	383	(12,049)
Cash and cash equivalents at beginning of year	81,676	79,108
Cash and cash equivalents at end of period	$82,059	$67,059
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,346	$19,574
Cash payments for income tax	$7,581	$5,711
Non-Cash Investing and Financing Activities
Fair value adjustment for securities available for sale, net of income taxes	$1,397	$4,617

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

	Quarter ended June 30,		Six months ended June 30,
(in thousand, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$7,521	$6,116	$14,720	$11,893
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(151)	(47)	(291)	(81)
Pro forma net income	$7,370	$6,069	$14,429	$11,812

Earnings per common share
As reported	0.70	0.57	1.37	1.10
Pro forma	0.68	0.56	1.34	1.09
Diluted earnings per common share
As reported	0.68	0.56	1.35	1.09
Pro forma	0.67	0.56	1.32	1.08

2. Business Combinations

On July 8, 2003, the Board of Governors of the Federal Reserve System approved the application by Mercantile Bankshares Corporation to merge with F&M Bancorp. The Federal Reserve Board also approved the application by F&M Bancorp’s bank subsidiary, Farmers & Mechanics Bank, to merge with Fredericktown Bank and Trust, a Mercantile Bankshares subsidiary. The merger between Mercantile Bankshares and F&M Bancorp is subject to approval by state regulators and the shareholders of F&M Bancorp. The shareholders meeting to approve the F&M Bancorp transaction will occur on August 6, 2003. Provided that state bank regulators and shareholders approve the transaction, it is expected that the merger closing for the holding company will occur on August 12, 2003.

3. Earnings Per Share

The table below shows dual presentation of earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter ended June 30,		Six months ended June 30,
(in thousands except per share data)	2003	2002	2003	2002

Net income	$7,521	$6,116	$14,720	$11,893
Basic EPS
Average Shares	10,772,543	10,814,183	10,755,483	10,833,329
EPS	$0.70	$0.57	$1.37	$1.10
Dilutive shares
Stock options	244,749	63,632	186,635	61,982
EPS	$0.02	$0.01	$0.02	$0.01
Diluted EPS
Average Shares including options	11,017,292	10,877,815	10,942,118	10,895,311
EPS	$0.68	$0.56	$1.35	$1.09

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

5. Intangible Assets

The gross carrying amount of intangible assets and the associated accumulated amortization at June 30 is presented in the following table.

	June 30, 2003
(in thousands)	Gross Carrying amount	Accumulated amortization	Valuation allowance	Net intangible assets

Amortized intangible assets:
Core deposit intangible	$8,565	$7,162	$—	$1,403
Mortgage servicing rights	1,757	1,120	363	274
Total	$10,322	$8,282	$363	$1,677

	June 30, 2002
(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net intangible assets

Amortized intangible assets:
Core deposit intangible	$8,565	$6,187	$—	$2,378
Mortgage servicing rights	1,757	859	—	898
Total	$10,322	$7,046	$—	$3,276

The projections of amortization expense shown below for mortgage servicing rights are based on asset balances and the interest rate environment as of June 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

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

(in thousands)	Core deposit intangibles	Mortgage servicing rights	Total

Six months ended June 30, 2003 (actual)	$419	$130	$549

Six months ended December 31, 2003 (estimated)	470	130	600

Estimate for year ended December 31,
2004	790	144	934
2005	143	—	143
2006	—	—	—
2007	—	—	—
2008	—	—	—

6. Commitments

Various commitments to extend credit (lines of credit) are made in the normal course of the banking business. Total unused lines of credit approximated $297.2 million, $154.1 million and $255.3 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. In addition, letters of credit are issued for the benefit of customers. Outstanding letters of credit were $29.1 million at June 30, 2003, $23.8 million at December 31,

2002 and $23.9 million at June 30, 2002 in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. A liability of $90 thousand for performance under standby letters of credit was recorded as of June 30, 2003. All standby letters of credit are supported by collateral or recourse provisions that are expected to cover the majority of these obligations. The fees received for issuing letters of credit are deferred and amortized over the life of the commitment.

7. Derivative Instruments and Hedging Activities

FASB Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, and FASB Statement No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment to FASB Statement No. 133, collectively (SFAS No. 133) establishes accounting and reporting standards for derivative instruments and for hedging activities. The Bancorp enters into interest rate locks with mortgage loan customers and forward commitments to sell loans to mortgage investors. These are considered derivative instruments under SFAS No. 133.

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

The fair value of derivative instruments was $437 thousand in loans held for sale, $337 thousand in other assets, and $774 thousand in accrued expenses and other liabilities at June 30, 2003.

8.  Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149 (SFAS No. 149), Amendment of Statement No.133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Bancorp’s financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is not expected to have a material impact on the Bancorp’s financial statements.

On January 17, 2003, FASB issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46).  FIN 46 is applicable immediately to all entities with variable interests in variable interest entities created after January 31, 2003.  For the Bancorp, FIN 46 is applicable beginning June 15, 2003 to any variable interest entity acquired before February 1, 2003.  The Bancorp is currently in the process of evaluating the impact of FIN 46.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY FINANCIAL DATA

	Quarter ended			% Change June 30, 2003 from
(in thousands, except per share amounts)	Jun 30, 2003	Mar 31, 2003	Jun 30, 2002	Mar 31, 2003	Jun 30, 2002
For the Period
Net income	7,521	7,199	6,116	4%	23%
Diluted earnings per common share	0.68	0.66	0.56	3	21
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.44%	1.42%	1.30%	2	11
Net income applicable to common stock to average common stockholders equity (ROE)	15.59%	15.59%	14.14%	—	10
Efficiency ratio (1)	58.15%	58.64%	63.19%	(1)	(8)

Dividends paid per common share	0.29	0.29	0.28	—	4
Average common shares outstanding	10,772,543	10,738,234	10,814,183	—	—
Diluted average common shares outstanding	11,017,292	10,843,032	10,877,815	2	1

Total revenue	28,224	27,804	26,530	2	6

Average loans	1,316,390	1,306,446	1,166,373	1	13
Average assets	2,093,050	2,056,449	1,882,011	2	11
Average deposits	1,647,090	1,595,580	1,528,191	3	8

Net interest margin	3.95%	4.19%	4.36%	(6)	(9)

At Period End
Securities available for sale	651,710	627,633	606,826	4	7
Loans	1,331,509	1,317,789	1,171,946	1	14
Allowance for credit losses	(12,980)	(13,673)	(13,999)	(5)	(7)
Assets	2,148,806	2,098,469	1,916,104	2	12
Deposits	1,694,457	1,649,633	1,549,241	3	9
Shareholders’ equity	195,224	189,717	177,462	3	10
Tier 1 capital (2)	182,564	177,491	167,161	3	9
Total capital (2)	196,507	191,952	181,160	2	8

Capital ratios
Shareholders’ equity to assets	9.09%	9.04%	9.26%	—	(2)
Risk-based capital (2)
Tier 1 capital	12.19%	11.85%	12.20%	3	—
Total capital	13.12%	12.82%	13.24%	2	(1)
Leverage (2)	8.73%	8.64%	8.81%	1	(1)

Book value per common share	18.12	17.67	16.47	3	10
Staff (active, full-time equivalent)	718	728	715	(1)	—
Common Stock Price
High	50.85	44.94	35.66	13	43
Low	43.87	28.45	26.21	54	67
Period end	49.23	44.01	35.28	12	40
Credit Quality
Nonperforming assets/total assets	0.10%	0.12%	0.13%	(17)	(23)
Net chargeoffs/total loans	0.40	0.16	0.08	153	400
Allowance for credit losses/total loans	0.97	1.05	1.20	(8)	(19)

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

Net income for the second quarter of 2003 reached a record $7.5 million, an increase of 23% compared with earnings of $6.1 million for the second quarter of 2002. Earnings per diluted share for the second quarter of 2003 reached a record $0.68 per share, a 21% increase over the prior year’s $0.56 per share results. Return on average assets (ROA) was 1.44% and return on average equity (ROE) was 15.59% for the second quarter of 2003, compared with 1.30% and 14.14%, respectively, for the same period of 2002.

Net income for the first six months of 2003 reached $14.7 million, or $1.35 per diluted share, compared with $11.9 million, or $1.09 per diluted share, for the first six months of 2002. ROA was 1.43% in the first six months of 2003, compared with 1.28% for the first six months of 2002. ROE was 15.59% in the first six months of 2003, compared with 13.93% for the same period of 2002.

Net interest income on a taxable-equivalent basis was $19.6 million for the second quarter of 2003 and $39.7 million for the first six months of 2003 compared with $19.3 million and $38.2 million for the same periods of 2002. The Bancorp’s net interest margin was 3.95% for the second quarter and 4.07% for the first six months of 2003, compared with 4.36% and 4.35% for the same periods of 2002.

Noninterest income totaled $9.2 million and $17.6 million for the second quarter and the first six months of 2003, respectively, compared with $7.9 million and $15.9 million for the same periods of 2002.

Noninterest expense totaled $16.8 million and $33.5 million for the second quarter and the first six months of 2003, respectively, compared with $17.2 million and $34.0 million for the same periods of 2002.

The provision for credit losses was $700 thousand and $1.2 million in the second quarter and the first six months of 2003, respectively, compared with $150 thousand and $975 thousand in the same periods in 2002. During the second quarter of 2003, net charge-offs were $1.4 million, or .42% of average loans outstanding (annualized), compared with $283 thousand, or .08%, in the second quarter of 2002. The provision for credit losses during the quarter represented approximately 50 percent of net charge-offs. The allowance for credit losses was $13.0 million, or .97% of total loans, at June 30, 2003, compared with $13.7 million, or 1.08%, at December 31, 2002 and $14.0 million, or 1.19% at June 30, 2002.

At June 30, 2003, total nonperforming assets were $2.2 million, or .10% of total assets, compared with $2.5 million, or .12%, at December 31, 2002 and $2.5 million, or .13%, at June 30, 2002.  In this foreclosed assets amounted to $422 thousand at June 30, 2003, $414 thousand at December 31, 2002 and $354 thousand at June 30, 2002.

At June 30, 2003, the ratio of shareholders’ equity to total assets was 9.09%, compared with 9.26% at June 30, 2002. The Bancorp’s total risk-based capital (RBC) ratio at June 30, 2003 was 13.12% and its Tier 1 RBC ratio was 12.19%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively for bank holding companies. The Bancorp’s ratios at June 30, 2002 were 13.24% and 12.20%, respectively. The Bancorp’s leverage ratio was 8.73% at June 30, 2003 and 8.81% at June 30, 2002, exceeding the minimum regulatory guideline of 3% for bank holding companies.

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

The Bancorp considers the allowance for credit losses of $13.0 million adequate to cover probable losses inherent in loans, loan commitments and standby and other letters of credit at June 30, 2003.

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

Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speed of the underlying mortgage loans, the weighted-average life of the loan and the discount rate. The primary risk of material changes to the value of the mortgage servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. The Bancorp monitors this risk and adjusts its valuation allowance as necessary to adequately reserve for any probable impairment in the portfolio. By adjusting the allowance, as necessary each quarter, the Bancorp mitigates its risk to material adverse changes in the value of the portfolio. See further discussion in Note 1 and Note 16 to Financial Statements of F&M Bancorp’s 2002 Annual Report on Form 10-K.

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $19.6 million in second quarter 2003, up 1 percent from second quarter of last year. Net interest income is affected by both changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities. Net interest income benefited from continued growth in earning asset levels, up 12% over the second quarter of 2002. Average investment securities increased 9% to $634 million compared to $580 million in the prior year, and increased 4% since last quarter. Average total loans increased 13% to $1.316 billion compared to the prior year and 1% (3% annualized) from the first quarter of 2003. The residential real estate portfolio and commercial real estate portfolio reflect strong growth, up 33% and 27%, respectively from last year. The growth in these portfolios was slightly offset by a 14% reduction in the consumer loan portfolio, which reflects higher prepayments on the indirect automobile portfolio. Total average interest-bearing deposits increased 6% to $1.362 billion in the second quarter 2003 from $1.281 billion a year ago. For the same period, total average noninterest-bearing deposits increased by 15% to $285 million from $247 million.

Offsetting this growth was the current low interest rate environment, which caused a decline in net interest margin from 4.36 percent a year ago to 3.95 percent in second quarter 2003. Bancorp is asset sensitive, with assets repricing more quickly than liabilities in response to changes in interest rates. As a result, Bancorp’s net interest margin tends to compress and growth in net interest income tends to slow in a falling interest rate environment, which has been occurring since the first quarter of 2001. Average funding costs declined 66 basis points in second quarter 2003, while average net asset yields declined 96 basis points.

For the six months ended 2003 taxable-equivalent net interest income was $39.7 million, an increase of 4% over the same period of 2002.  The net interest margin for the first half of 2003 decline 28 basis to 4.07 percent from 4.35 percent in the first half of 2002.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following pages.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)

	Quarter ended Jun 30,
	2003			2002
(in thousands)	Average balance	Interest income/ expense	Yields/ rates	Average balance	Interest income/ expense	Yields/ rates
ASSETS
Interest earning assets:
Short-term funds	$5,821	$17	1.17%	$13,183	$57	1.73%
Loans held for sale	25,666	368	5.75	11,797	203	6.90
Securities available for sale (2)(4);

U.S. Treasury and federal agencies	74,194	595	3.22	52,694	577	4.39
U.S. States and political subdivisions	100,259	1,595	6.38	115,430	1,954	6.79
Mortgage-backed securities	409,320	3,949	3.87	387,253	4,898	5.07
Other securities	49,986	413	3.31	25,114	265	4.23
Total investment securities	633,759	6,552	4.15	580,491	7,694	5.32
FHLB / Federal Reserve stock	7,274	84	4.63	6,866	101	5.90
Portfolio Loans (3)(4):

Commercial	172,180	2,548	5.94	159,370	2,648	6.67
Residential real estate	358,573	5,002	5.60	269,459	4,522	6.73
Commercial real estate	422,474	6,754	6.41	333,822	6,142	7.38
Real estate construction	107,774	1,439	5.36	107,083	1,532	5.74
Consumer installment	255,389	4,399	6.91	296,639	5,677	7.68
Total loans	1,316,390	20,142	6.14	1,166,373	20,521	7.06
Total interest-earning assets	1,988,910	27,163	5.48	1,778,710	28,576	6.44
Total noninterest-earning assets	104,140			103,301
Total assets	$2,093,050			$1,882,011
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits
Savings	$239,515	$472	0.79	$211,440	$627	1.19
Checking	213,546	156	0.29	204,478	281	0.55
Money market accounts	287,557	731	1.02	272,194	1,120	1.65
Certificates of deposit	621,559	4,941	3.19	592,966	6,043	4.09
Total interest bearing deposits	1,362,177	6,300	1.86	1,281,078	8,071	2.53
Short-term borrowings	159,126	333	0.84	94,116	329	1.40
Long-term borrowings	77,883	931	4.79	71,983	828	4.61
Total interest bearing liabilities	1,599,186	7,564	1.90%	1,447,177	9,228	2.56%
Non-interest bearing liabilities:
Demand deposits	284,913			247,113
Other liabilities	15,508			14,276
Total non-interest bearing liabilities	300,421			261,389
Shareholders’ equity	193,443			173,445
Total liabilities and shareholders’ equity	$2,093,050			$1,882,011
Net interest income and net interest margin on a taxable-equivalent basis (4)		$19,599	3.95%		$19,348	4.36%

(1)          The average prime rate of the Bancorp was 4.24% and 4.75% for the quarters ended June 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.23% and 1.92% for the quarters ended June 30, 2003 and 2002, respectively.

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

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)

	Six months ended June 30,
	2003			2002
(in thousands)	Average balance	Interest income/ expense	Yields/ rates	Average balance	Interest income/ expense	Yields/ rates
ASSETS
Interest earning assets:
Short-term funds	$4,492	$26	1.17%	$12,824	$101	1.59%
Loans held for sale	22,550	664	5.94	15,374	495	6.49
Securities available for sale (2)(4);

U.S. Treasury and federal agencies	79,450	1,362	3.46	47,305	1,039	4.43
U.S. States and political subdivisions	103,277	3,306	6.46	116,906	3,978	6.86
Mortgage-backed securities	393,606	8,106	4.15	387,231	9,694	5.05
Other securities	46,555	733	3.18	15,570	235	3.04
Total investment securities	622,888	13,507	4.37	567,012	14,946	5.32
FHLB / Federal Reserve stock	7,048	168	4.81	6,899	194	5.67
Portfolio Loans (3)(4):

Commercial	172,393	5,050	5.91	159,645	5,470	6.91
Residential real estate	357,502	10,200	5.75	267,017	9,302	7.03
Commercial real estate	414,517	13,464	6.55	334,587	12,352	7.44
Real estate construction	105,814	2,843	5.42	105,758	2,980	5.68
Consumer installment	261,220	9,142	7.06	298,691	11,480	7.75
Total loans	1,311,446	40,699	6.26	1,165,698	41,584	7.19
Total interest-earning assets	1,968,424	55,064	5.64	1,767,807	57,321	6.54
Total noninterest-earning assets	106,427			103,793
Total assets	$2,074,851			$1,871,600
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits
Savings	$233,121	$970	0.84	$202,657	$1,208	1.20
Checking	212,777	318	0.30	201,139	541	0.54
Money market accounts	282,895	1,480	1.05	269,295	2,232	1.67
Certificates of deposit	620,438	9,983	3.24	609,148	12,939	4.28
Total interest bearing deposits	1,349,231	12,751	1.91	1,282,239	16,920	2.66
Short-term borrowings	168,131	700	0.84	98,460	641	1.31
Long-term borrowings	77,918	1,876	4.86	67,730	1,607	4.78
Total interest bearing liabilities	1,595,280	15,327	1.94	1,448,429	19,168	2.67
Non-interest bearing liabilities:
Demand deposits	272,247			236,029
Other liabilities	16,951			14,939
Total non-interest bearing liabilities	289,198			250,968
Shareholders’ equity	190,373			172,203
Total liabilities and shareholders’ equity	$2,074,851			$1,871,600
Net interest income and net interest margin on a taxable-equivalent basis (4)		$39,737	4.07%		$38,153	4.35%

(1)          The average prime rate of the Bancorp was 4.25% and 4.75% for the six months ended June 30, 2003 and 2002, respectively. The average six-month London Interbank Offered Rate (LIBOR) was 1.28% and 1.91% for the six months ended June 30, 2003 and 2002, respectively.

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $700 thousand and $1.2 million in the second quarter and the first six months of 2003, respectively, compared with $150 thousand and $975 thousand in the same periods in 2002. Losses incurred in the second quarter primarily resulted from the charge-off of a single commercial credit and normal levels of consumer portfolio losses. The loan portfolio is well diversified, split nearly equally between consumer and commercial borrowers

NONINTEREST INCOME

(in thousands)			% Change	Six months ended Jun. 30		% Change
	Quarter ended Jun. 30
	2003	2002		2003	2002

Service charges on deposit accounts	$2,285	$2,282	—%	$4,398	$4,478	(2)%
Trust and investment fees:
Asset management and custody fees	484	607	(20)	957	1,218	(21)
Mutual fund and annuity sales fees	276	303	(9)	519	613	(15)
Total trust and invesment fees	760	910	(16)	1,476	1,831	(19)
Other fees:
Cash network fees	899	832	8	1,681	1,543	9
Charges and fees on loans	71	122	(42)	166	191	(13)
Bank-owned life insurance	177	128	38	352	251	40
All other fees	367	275	34	697	687	2
Total other fees	1,514	1,357	12	2,896	2,672	8
Mortgage banking fees:
Origination and other closing fees	410	274	50	734	494	49
Net gains on mortgage loan sales	782	488	60	1,337	1,055	27
Servicing fees, net of amortization	55	52	6	(146)	102	(243)
Total mortgage banking	1,247	814	53	1,925	1,651	17
Insurance	3,201	2,540	26	6,141	5,190	18
Net gains (losses) on securities sold	50	—	100	516	—	100
Net gains (losses) on sale of property	189	36	425	225	122	84
Total	$9,246	$7,939	16%	$17,577	$15,944	10%

Noninterest income was $9.2 million in the second quarter 2003, up 16 percent from $7.9 million in the second quarter of last year. Fee income growth generated in the second quarter from strong insurance sales were offset by declines in trust and investment fees. Mortgage banking fees remained strong increasing 53 percent to $1.2 million in the second quarter of 2003, up from $814 thousand in the second quarter of 2002. Noninterest income during the second quarter of 2003 also included $189 thousand in gains on sales of properties due primarily to the sale of bank owned real estate, and $50 thousand in realized gains on the sale of investment securities.

For the first half of 2003 noninterest income was $17.6 million, up 10 percent from $15.9 million for the same period last year. Mortgage banking fees of $1.9 million in the first six months of 2003 were impacted by a $176 thousand charge recorded for the impairment of mortgage servicing rights. Noninterest income during the first quarter of 2003 also included $516 thousand in gains on sales of securities due to a repositioning of the investment portfolio as part of the ongoing asset/liability management strategy of the Bancorp.

NONINTEREST EXPENSE

(in thousands)	Quarter ended Jun. 30		% Change	Six months ended Jun. 30		% Change
	2003	2002		2003	2002

Salaries	$7,731	$7,549	2%	$15,063	$14,663	3%
Incentive compensation	968	573	69	1,814	1,202	51
Employee benefits	1,721	1,459	18	3,158	3,373	(6)
Occupancy and equipment	2,537	2,625	(3)	4,768	5,099	(6)
Professional services	334	465	(28)	900	954	(6)
Telecommunications	317	331	(4)	642	633	1
Advertising and promotions	40	896	(96)	407	1,399	(71)
Computer software and maintenance	406	364	12	757	706	7
Stationary and office supplies	286	354	(19)	652	739	(12)
Core deposit intangible amortization	237	224	6	483	439	10
Postage	199	226	(12)	437	486	(10)
Other real estate owned	—	8	(100)	1	18	(94)
All other	1,997	2,121	(6)	4,388	4,253	3
Total	$16,773	$17,195	(2)%	$33,470	$33,964	(1)%

Management views the efficiency ratio (the ratio of noninterest expense to the sum of tax equivalent net interest income and noninterest income) as an important measure of overall operating expense performance and cost management. Bancorp’s efficiency ratio decreased to 58.15% for the quarter compared to 63.19% for the comparable period in 2002. For the six months ended June 30, 2003 and 2002 respectively, the Bancorp’s efficiency ratio was 58.40% and 62.78%.

Salary expenses of $7.7 million for the second quarter 2003 were 2% higher then the prior year’s quarter and on a year-to-date basis salary expense increased to $15.1 million or 3% higher than year-to-date 2002 due to normal merit increases. Incentive compensation increased by 69% and 51% from the prior year’s quarter and prior year year-to-date respectively. These increases are directly tied to the Bancorp’s revenue and overall profitability performance as measured by our team-based compensation and sale programs. While employee benefit costs for the second quarter of 2003 were 18% greater that the comparable quarter of 2002, they were 6% lower for the six months ended June 2003 compared to the same period in 2002. A major component of benefits expense is medical insurance which was impacted by lower medical claims incurred during the six month period.

Occupancy expenses for the quarter of $2.5 million decreased $88 thousand or 3% compared to the second quarter of 2002, and on a year-to-date basis decreased $331 thousand or 6% from year-to-date 2002 due to branch consolidation efforts initiated in the previous year.

Most other categories of expenses for 2003 were reduced from the prior years quarter, and year-to-date in 2002. Significant reductions in professional services and advertising related expenditures were reduced in anticipation of the pending merger.

INCOME TAXES

Tax expense varies from one period to the next with changes in the level of income before taxes, changes in the amount of tax-exempt income, and the relationship of these changes to each other. The effective income tax expense rate differs from the amount computed at statutory rates primarily due to tax-exempt interest from certain loans and investment securities.

For the second quarter of 2003, provision for income taxes increased by 5% to $3.2 million from the previous year quarter due to lower levels of tax deferred assets in relation to total assets.  For the six months ended June 30, 2003, the provision for income taxes increased 15.5% to $6.6 million from the comparable 2002 period.  The first half of 2003 effective tax rate was 31.15% compared to 32.5% in the first half of 2002, as most of the components of the increased revenues are fully taxable.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity or trading at the end of the periods presented.

	June 30, 2003		December 31, 2002		June 30, 2002
(in thousands)	Cost	Estimated fair value	Cost	Estimated fair value	Cost	Estimated fair value

Securities of U. S. Treasury and federal agencies	$69,466	$72,253	$77,809	$79,830	$65,419	$66,735
Securities of U. S. states and political subdivisions	92,985	99,170	104,792	108,487	112,372	115,527
Mortgage-backed securities	430,771	436,487	384,530	391,988	382,183	388,276
Other	38,143	38,911	33,041	33,556	30,979	31,185
Total debt securities	631,365	646,821	600,172	613,861	590,953	601,723
Marketable equity securities	2,751	4,889	2,751	4,591	3,806	5,103

Total	$634,116	$651,710	$602,923	$618,452	$594,759	$606,826

The following table provides the components of the estimated unrealized net gains on securities available for sale for the end of each period presented. The estimated unrealized net gain or loss on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.

(in thousands)	June 30, 2003	December 31, 2002	June 30, 2002

Estimated unrealized gross gains	$19,061	16,433	$12,507
Estimated unrealized gross losses	1,467	904	440
Estimated unrealized net gain	$17,594	15,529	$12,067

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 2.2 years at June 30, 2003. For adjustable rate securities, the weighted average time to the next repricing date was used in place of weighted average maturity in making this calculation.  Expected remaining maturities will differ from contractual maturities because obligations may be prepaid.

LOAN PORTFOLIO

				% Change Jun. 30, 2003 from
(in thousands)	Jun. 30 2003	Dec. 31 2002	Jun. 30 2002	Dec. 31 2002	Jun. 30 2002

Commercial (1)	$175,628	$174,975	$158,958	0%	10%
Residential real estate (2)	372,288	348,289	281,049	7	32
Commercial mortgage	422,017	403,870	332,460	4	27
Real estate construction	112,206	105,047	106,102	7	6
Consumer installment	249,370	273,167	293,377	(9)	(15)
Total loans (net of unearned income, including net deferred loan fees, of $926, $785 and $351	$1,331,509	$1,305,348	$1,171,946	2%	14%

(1)          Includes agricultural loans (loans to finance agricultural production) of $177 thousand, $308 thousand and $318 thousand at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

(2)          Includes agricultural loans that are secured by real estate of $6,363 thousand, $6,516 thousand and $5,489 thousand at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

The table below presents comparative data for nonaccrual loans and other assets. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The Bancorp anticipates changes in the amount of nonaccrual loans that result from increases in loans outstanding, changes in borrower’s circumstances or from resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower’s management.

NONACCRUAL LOANS AND OTHER REAL ESTATE OWNED

(in thousands)	Jun. 30, 2003	Dec. 31, 2002	Jun. 30, 2002
Nonaccrual loans:
Commercial	$1,092	$1,186	$1,190
Residential real estate	—	126	147
Commercial mortgage	434	461	535
Real estate construction	71	71	71
Consumer installment	213	233	189

Total nonaccrual loans	$1,810	$2,077	$2,132
As a percentage of total loans	0.14%	0.16%	0.18%
Other real estate owned	422	414	354

Total nonaccrual loans and other real estate owned	$2,232	$2,491	$2,486
As a percentage of total assets	0.10%	0.12%	0.13%
Loans past due 90 days as to interest & principal	$1,198	$1,191	$890

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

ALLOWANCE FOR CREDIT LOSSES

	Quarter ended		Six months ended
(in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Balance, beginning of period	$13,673	$14,132	$13,668	$13,947
Provision for credit losses	700	150	1,225	975
Loan charge-offs:
Commercial	853	37	915	110
Residential mortgage	35	46	168	54
Commercial mortgage	—	9	—	9
Real estate construction	—	—	—	—
Consumer	913	860	1,858	2,121
Total loans charged-off	1,801	952	2,941	2,294
Loan recoveries:
Commercial	2	165	127	191
Residential mortgage	—	3	2	3
Commercial mortgage	—	1	1	2
Real estate construction	—	—	—	—
Consumer	406	500	898	1,175
Total loan recoveries	408	669	1,028	1,371
Net charge-offs	1,393	283	1,913	923
Balance, end of period	$12,980	$13,999	$12,980	$13,999
Total net loan charge-offs as a percent of average total loans (annualized)	0.40%	0.10%	0.40%	0.10%
Allowance as a percentage of total loans	0.97%	1.20%	0.97%	1.20%

The Bancorp considers the allowance for loan losses of $13.0 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at June 30, 2003. During the quarter a comprehensive review of the allowance is performed considering such factors as the levels of loans outstanding, loss experience, delinquency levels, certain individual loan reviews, and an evaluation of the regional and national economic environment. The credit quality of the loan portfolio remains exceptionally strong with very low levels of impaired loans and declining historical loss ratios, which are the primary drivers of the necessary allowance for credit losses.

DEPOSITS

The following table shows comparative detail of deposits.

(in thousands)	June 30, 2003	December 31, 2002	June 30, 2002

Noninterest-bearing demand deposits	$307,694	$264,965	$260,082
Interest-bearing deposits:
Checking	221,480	220,509	216,284
Savings	243,048	217,342	213,520
Money market	294,708	271,409	269,664
Certificates of deposit	627,527	620,914	589,691
Total deposits	$1,694,457	$1,595,139	$1,549,241

CAPITAL ADEQUACY/RATIOS

The Bancorp and its subsidiary bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

	Actual		For capital adequacy purposes			To be well capitalized under the FDICIA prompt corrective action provisions
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of June 30, 2003:
Total capital (to risk-weighted assets)
F&M Bancorp	$197	13.12%	$120	8.00%		$150	10.00%
Farmers & Mechanics Bank	$188	12.51	$120	8.00		$150	10.00

Tier 1 capital (to risk-weighted assets)
F&M Bancorp	$183	12.19%	$60	4.00%		$90	6.00%
Farmers & Mechanics Bank	$175	11.65	$60	4.00		$90	6.00

Tier 1 capital (to average assets)
(Leverage ratio)
F&M Bancorp	$183	8.73%	$84	4.00	%(1)	$105	5.00%
Farmers & Mechanics Bank	$175	8.44	$83	4.00	(1)	$104	5.00

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

Management believes that medium term (12-month horizon) interest rate risk is best measured by simulation modeling.  This analysis calculates expected net interest income based upon historical trends, spreads to market rates, historical market relationships, prepayment behavior and current and expected product offerings. As of June 30, 2003, the simulation analysis indicated that the Bancorp’s net interest income would tend to increase if rates were to rise over the next 12 months. For example, if rates were to rise 1.00% or 2.00% over the next 12 months, net interest income would increase by 0.1% and fall by 1.7%, respectively. Conversely, if rates were to decline over the next 12 months, net interest income would decline by 1.6% and 8.4%, respectively. The principal source of net interest income risk in a falling rate scenario is that certain short-term market rates and a majority of the Bank’s deposit rates are equal to or below 1.0%. Therefore, these rates cannot decline below a floor rate of 0%.

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

Uses of capital include investments for organic growth, acquisitions of banks and other financial services companies, dividends and share repurchases. During the first six months of 2003, the Bancorp’s consolidated assets increased by $53.8 million, or 3%. During 2002, the Board of Directors authorized the repurchase of up to 500,000 shares of the Bancorp’s outstanding common stock. With the announcement of the merger agreement between Bancorp and Mercantile Bankshares this share repurchase program was discontinued.

Sources of capital include retained earnings and common stock issuance. In the first six months of 2003, total net income was $14.7 million and the change in retained earnings was $8.2 million after payment of $6.2 million in common stock dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item as of June 30, 2003 is set forth in “Asset Liability and Market Risk Management” on pages 32-34 of the registrant’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002. There was no material change in such information as of June 30, 2003.

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

There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis” and – Asset/Liability and Market Risk Management”). Factors relating to regulation and supervision of the Bancorp are described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

32.1 CEO Certification of corporate responsibility for financial reports. Filed as an exhibit hereto and incorporated herein by reference

32.2 CFO Certification of corporate responsibility for financial reports. Filed as an exhibit hereto and incorporated herein by reference

(b)                                 Reports on Form 8-K

1.                                       Item 5. Other Event and Regulation FD Disclosure, was filed April 21, 2003. Announced first quarter earnings.

2.                                       Item 5. Other Event and Regulation FD Disclosure, was filed April 28, 2003. Announced bank name and management teams for Mercantile’s Frederick & Western Maryland affiliates.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&M BANCORP
(Registrant)

August 06, 2003	/s/ Faye E. Cannon

Date	FAYE E. CANNON
PRESIDENT AND CEO

August 06, 2003	/s/ Kaye A. Simmons

Date	KAYE A. SIMMONS
CFO AND TREASURER